Form 10-Q
period 2012-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2012-05-15
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-35409

Merrimack Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3210530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Kendall Square, Suite B7201 Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(617) 441-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2012, there were 93,299,961 shares of Common Stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  our plans to develop and commercialize our most advanced product candidates and companion diagnostics;

•                  our ongoing and planned discovery programs, preclinical studies and clinical trials;

•                  our collaborations with PharmaEngine, Inc. related to MM-398 and Sanofi related to MM-121;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to the Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

FINANCIAL INFORMATION

Item 1.           Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	December 31, 2011	March 31, 2012

Assets
Current assets:
Cash and cash equivalents	$50,454	$30,555
Restricted cash	—	100
Accounts receivable	7,426	5,980
Deferred financing costs	1,946	2,631
Prepaid expenses and other current assets	5,763	6,526
Total current assets	65,589	45,792
Restricted cash	381	381
Property and equipment, net	6,206	5,232
Other assets	23	23
Intangible assets, net	2,485	2,405
In-process research and development	7,010	7,010
Goodwill	3,605	3,605
Total assets	$85,299	$64,448
Liabilities, Convertible Preferred Stock, Non-controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,656	$2,599
Accrued expenses and other	12,855	13,061
Capital lease obligations	48	10
Deferred revenue	7,712	8,245
Deferred lease benefit	125	135
Deferred tax incentives	755	755
Total current liabilities	26,151	24,805
Deferred revenues	78,033	80,862
Deferred lease benefits	23	231
Deferred tax incentives	1,267	1,199
Convertible preferred stock warrants	1,516	957
Total liabilities	$106,990	$108,054
Commitments and contingencies (Note 10)
Convertible preferred stock	268,225	268,225
Non-controlling interest	574	456
Stockholders’ deficit:
Common stock, 138,500 and 200,000 authorized $0.01 par value shares at December 31, 2011 and March 31, 2012, respectively, 11,834 and 11,907 issued and outstanding at December 31, 2011 and March 31, 2012, respectively	118	119
Additional paid-in capital	60,231	61,717
Accumulated deficit	(350,839)	(374,123)
Total stockholders’ deficit	$(290,490)	$(312,287)
Total liabilities, convertible preferred stock, non-controlling interest and stockholders’ deficit	$85,299	$64,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)	Three months ended March 31,
(unaudited)	2011	2012
Collaboration revenues	$6,461	$11,344
Operating expenses
Research and development	18,001	31,651
General and administrative	3,101	3,728
Total operating expenses	21,102	35,379
Loss from operations	(14,641)	(24,035)
Other income and expenses
Interest income	14	9
Interest expense	(6)	(1)
Other, net	1,098	625
Net loss	(13,535)	(23,402)
Less net loss attributable to non-controlling interest	(78)	(118)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(13,457)	$(23,284)
Net loss per share available to common stockholders—basic and diluted	$(1.35)	$(2.14)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	11,106	11,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)	Three months ended March 31,
(unaudited)	2011	2012
Cash flows from operating activities
Net loss	$(13,535)	$(23,402)
Adjustments to reconcile net loss to net cash used in operating activities
Loss (gain) on mark-to-market on convertible preferred stock warrants	716	(559)
Amortization of deferred lease benefits and tax incentives	(167)	(179)
Depreciation and amortization	1,316	1,380
Stock-based compensation	1,020	1,339
Changes in operating assets and liabilities
Accounts receivable	(4,873)	1,446
Prepaid expenses and other current assets	(1,324)	(763)
Accounts payable	(317)	(2,057)
Accrued expenses and other	219	(299)
Deferred revenues	5,782	3,362
Deferred lease benefits and tax incentive	1,212	329
Other assets and liabilities, net	7	—

Net cash used in operating activities	(9,944)	(19,403)

Cash flows from investing activities
Purchase of property and equipment	(563)	(326)
Other investing activities, net	2	(100)

Net cash used in investing activities	(561)	(426)

Cash flows from financing activities
Proceeds from issuance of common stock	48	148
Proceeds received in advance of Series G issuance	12,508	—
Deferred financing costs	—	(180)
Principal payment on capital lease obligations	(169)	(38)

Net cash provided by (used in) financing activities	12,387	(70)

Net increase (decrease) in cash and cash equivalents	1,882	(19,899)
Cash and cash equivalents, beginning of period	30,713	50,454

Cash and cash equivalents, end of period	32,595	$30,555

Non cash investing and financing activities
Deferred financing costs included in ending accrued expenses	—	505
Supplemental disclosure of cash flows
Cash paid for interest	$6	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics. The Company has five targeted therapeutic oncology candidates in clinical development (MM-398, MM-121, MM-111, MM-302 and MM-151), multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company uses its interdisciplinary Network Biology approach in drug discovery and development. The Company is incorporated in the State of Delaware.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, its ability to secure additional capital to fund operations, development by competitors of new technological innovations, dependence on collaborative arrangements, protection of proprietary technology, compliance with government regulations and dependence on key personnel. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. However, the Company has incurred significant losses and does not have commercial operations underway. As of March 31, 2012, the Company had cash and cash equivalents of $30,555,000. In April 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $100.5 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by the Company and accrued dividends on the Company’s Series B convertible preferred stock. The Company expects its existing cash and cash equivalents on hand as of March 31, 2012, together with the net proceeds from the initial public offering, to be sufficient to fund operations into the second half of 2013.

The Company may seek additional funding through public or private financings, or through existing or new collaboration arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into additional collaborative arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects.

2.  Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of its condensed consolidated financial statements are as follows:

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2011 and 2012, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2012.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2012, and for the three months ended March 31, 2011 and 2012, is unaudited. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or any future period.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Hermes BioSciences, Inc., which was merged with and into the Company during 2011, its wholly owned subsidiary Merrimack Pharmaceuticals (Bermuda) Ltd., which was incorporated during 2011, and its 74% majority owned subsidiary Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

There were no changes to the Company’s ownership of Silver Creek during the three months ended March 31, 2011 and 2012. The Company’s consolidated financial statement activity related to Silver Creek during these periods is as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2010	$1,027
Net loss attributable to Silver Creek	(78)
Balance at March 31, 2011	$949

Non-Controlling Interest
Balance at December 31, 2011	$574
Net loss attributable to Silver Creek	(118)
Balance at March 31, 2012	$456

Use of estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated financial statements include revenue recognition, useful lives with respect to long-lived assets and intangibles, valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses, intangible assets, goodwill, in-process research and development and tax valuation reserves. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of December 31, 2011 and March 31, 2012, the Company recorded restricted cash of $381,000 and $481,000, respectively.

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

In January 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the year ended December 31, 2011 or the three months ended March 31, 2012. The Company’s existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

The Company’s collaboration agreements may include additional payments upon the achievement of performance-based milestones. As milestones are achieved, a portion of the milestone payment, equal to the percentage of the total time that the Company has performed the performance obligations to date over the total estimated time to complete the performance obligations, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in the Company’s revenue model until the performance conditions are met.

Royalty revenue will be recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement.

Convertible Preferred Stock and Convertible Preferred Stock Warrants

Convertible preferred stock is initially recorded at the proceeds received, net of issuance costs and warrants, where applicable. There was no activity related to the convertible preferred stock for the three months ended March 31, 2012. However, as described in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, all outstanding shares of the Company’s convertible preferred stock were converted into 66,255,529 shares of common stock.

The Company accounts for freestanding warrants as liabilities at their fair value. The Company measures the fair value of the convertible preferred stock warrants at the end of each reporting period and records the change in fair value to other income (expense). For the three months ended March 31, 2011 and 2012, the Company recorded other income (expense) related to this re-measurement of $(716,000) and $559,000, respectively. However, as described in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, all outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock.

Other Income (Expense)

The Company records gains and losses on the change in value and time to expiration of convertible preferred stock warrants, the recognition of federal and state sponsored tax incentives and other one-time income or expense-related items in other income (expense) on the Company’s condensed consolidated statement of operations. Other income for the three months ended March 31, 2011 included a cash settlement of $1.8 million from a former service provider.

Deferred Financing Costs

The Company capitalizes certain legal, accounting and other fees that are directly associated with in-process equity financings as current assets until such financings occur. After occurrence, these costs are recorded in equity, in the case of a common stock financing, or mezzanine equity, in the case of a convertible preferred stock financing, net of proceeds received.

As of December 31, 2011 and March 31, 2012, the Company recorded deferred financing costs of $1,946,000 and $2,631,000, respectively, on the accompanying condensed consolidated balance sheet in contemplation of an initial public offering. As discussed in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, these deferred financing costs were netted against the equity proceeds within stockholders’ equity (deficit).

3.  Initial Public Offering

In April 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $100.5 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by the Company and accrued dividends on the Company’s Series B convertible preferred stock.

Upon closing the initial public offering, all outstanding shares of the Company’s convertible preferred stock were converted into 66,255,529 shares of common stock, all outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock and approximately $4.3 million of cash dividends became payable to the holders of Series B convertible preferred stock.

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

The following table presents the computation of basic and diluted net loss per share available to common stockholders for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
(in thousands, except per share amount)	2011	2012

Net Loss Per Share:
Numerator:
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(13,457)	$(23,284)
Plus: Unaccreted dividends on convertible preferred stock	(1,537)	(2,040)

Net loss available to common stockholders—basic and diluted	(14,994)	(25,324)
Denominator:
Weighted-average common shares—basic and diluted	11,106	11,846

Net loss per share available to common stockholders—basic and diluted	$(1.35)	$(2.14)

The following common stock equivalents of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2011 and 2012, as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive:

	Three months ended March 31,
(in thousands)	2011	2012

Convertible preferred stock	55,254	66,256
Options to purchase common stock	15,939	17,515
Convertible preferred stock warrants	304	302
Common stock warrants	2,937	2,631

5.  License and Collaboration Agreements

Sanofi

On September 30, 2009, the Company entered into a license and collaboration agreement with Sanofi for the development and commercialization of a drug candidate being developed by the Company under the name MM-121. The agreement became effective on November 10, 2009 and Sanofi paid the Company a nonrefundable, noncreditable upfront license fee of $60.0 million. During the third quarter of 2010 and the fourth quarter of 2011, the Company received a total of $20.0 million in milestone payments associated with dosing the first patients in Phase 2 clinical trials in breast cancer and non-small cell lung cancer. During the first quarter of 2012, the Company received an additional milestone payment of $5.0 million associated with dosing the first patient in a Phase 2 clinical trial in ovarian cancer. The Company is eligible to receive additional future development, regulatory and sales milestone payments as well as future royalty payments depending on the success of MM-121.

Under the agreement, Sanofi is responsible for all MM-121 development and manufacturing costs. The Company retained the right to participate in the development of MM-121 through Phase 2 proof of concept trials. The Company also has the right, but not the obligation, to co-promote MM-121 in the United States. Sanofi reimburses the Company for direct costs incurred in development and compensates the Company for its internal development efforts based on a full time equivalent (“FTE”) rate. Also as part of the agreement, the Company was required to manufacture certain quantities of MM-121 and, at Sanofi’s and the Company’s option, may continue to manufacture additional quantities of MM-121 in the future. Sanofi reimburses the Company for direct costs incurred in manufacturing and compensates the Company for its internal manufacturing efforts based on an FTE rate. The Company satisfied its manufacturing obligations during 2010 and has elected to continue to manufacture quantities of MM-121.

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, the right to future technology, back-up compounds, participation on steering committees, development services and manufacturing services, could be accounted for separately or as a single unit of accounting. The Company determined that its development services performance obligation is considered a separate unit of accounting, as it is set at the Company’s option, has stand-alone value and the FTE rate is considered fair value. Therefore, the Company recognizes cost reimbursements for MM-121 development services as incurred. The Company determined that the license, the right to future technology, back-up compounds, participation on steering committees and manufacturing services performance obligations represented a single unit of accounting. As the Company cannot reasonably estimate its level of effort over the collaboration, the Company recognizes revenue from the upfront payment, milestone payment and manufacturing services payments using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of the agreement. Under this model, when a milestone is earned or manufacturing services are rendered and product is delivered, revenue is immediately recognized on a pro-rata basis in the period the milestone was achieved or product was delivered based on the time elapsed from the effective date of the agreement. Thereafter, the remaining portion is recognized on a straight-line basis over the remaining development period.

During the three months ended March 31, 2011 and 2012, the Company recognized revenue based on the following components of the Sanofi agreement:

	Three months ended March 31,
(in thousands)	2011	2012

Upfront payment	$1,250	$1,250
Milestone payment	208	1,412
Development services	4,705	8,142
Manufacturing services and other	255	521

Total	$6,418	$11,325

As of December 31, 2011 and March 31, 2012, the Company maintained the following assets and liabilities related to the Sanofi agreement:

(in thousands)	December 31, 2011	March 31, 2012

Accounts receivable, billed	$4,478	$2,123
Accounts receivable, unbilled	2,925	3,827
Deferred revenue	84,466	87,847

PharmaEngine, Inc.

On May 5, 2011, the Company entered into an assignment, sublicense and collaboration agreement with PharmaEngine, Inc. (“PharmaEngine”) under which the Company reacquired rights in Europe and certain countries in Asia to a drug being developed under the name MM-398. In exchange, the Company agreed to pay PharmaEngine a nonrefundable, noncreditable upfront payment of $10.0 million and will be required to make up to an aggregate of $80.0 million in development and regulatory milestone payments and $130.0 million in sales milestone payments upon the achievement of specified development, regulatory and annual net sales milestones. During the first quarter of 2012, the Company paid a milestone of $5.0 million under the collaboration agreement with PharmaEngine in connection with dosing the first patient in a Phase 3 clinical trial of MM-398 in pancreatic cancer. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The Company is responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. The Company determined that PharmaEngine is a variable interest entity based on an analysis of PharmaEngine’s capitalization. However, the Company determined that the Company cannot control the activities of PharmaEngine, and therefore, the Company is not the primary beneficiary and should not consolidate the financial results of PharmaEngine.

During the three months ended March 31, 2012, the Company recognized research and development expenses of $5.3 million related to the agreement with PharmaEngine, which consisted of the $5.0 million milestone payment and $0.3 million of research and development reimbursement.

6.  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, prepaid expenses, accounts receivable, accounts payable and accrued expenses and other short-term assets and liabilities approximate fair value due to the short-term nature of these instruments. The capital lease obligations and convertible preferred stock warrants are also carried at fair value.

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

The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2012 and the input categories associated with those assets and liabilities:

As of December 31, 2011 (in thousands)	Level 1	Level 2	Level 3

Assets
Cash equivalents — Money Markets	$35,076	$—	$—
Liabilities
Convertible preferred stock warrants	—	—	1,516

As of March 31, 2012 (in thousands)	Level 1	Level 2	Level 3

Assets
Cash equivalents — Money Markets	$3,636	—	—
Liabilities
Convertible preferred stock warrants	—	—	957

The Company’s investment portfolio consists of investments classified as cash equivalents. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents are invested in a U.S. treasury and federal agency-backed money market fund that approximates its face value. The fair value of the convertible preferred stock warrants as of December 31, 2011 and March 31, 2012 was determined using the Black-Scholes option valuation model.

The following table provides a roll-forward of the fair value of the convertible preferred stock warrants categorized as Level 3 instruments, for the three months ended March 31, 2011 and 2012:

(in thousands)	Convertible preferred stock warrants

Balance, December 31, 2010	$652
Unrealized loss included in other income (expense)	716

Balance, March 31, 2011	$1,368

(in thousands)	Convertible preferred stock warrants

Balance, December 31, 2011	$1,516
Unrealized gain included in other income (expense)	(559)

Balance, March 31, 2012	$957

7.  Accrued Expenses and other

Accrued expenses and other as of December 31, 2011 and March 31, 2012 consisted of the following:

(in thousands)	December 31, 2011	March 31, 2012

Goods and services	$9,189	$8,457
Payroll and related benefits	3,666	3,382
Contractual liability	—	1,222

Total accrued expenses and other	$12,855	$13,061

As described in Note 10, the Company has recorded a contractual liability of $1.2 million related to a contractual matter with Sanofi.

8.  Common Stock

During the first quarter of 2012, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 200.0 million. As of December 31, 2011 and March 31, 2012, the Company had 138.5 million shares and 200.0 million shares, respectively, of common stock, $0.01 par value per share, authorized.

There were 11,834,000 and 11,907,000 shares of common stock issued and outstanding as of December 31, 2011 and March 31, 2012, respectively. The shares reserved for future issuance as of December 31, 2011 and March 31, 2012 consisted of the following:

(in thousands)	December 31, 2011	March 31, 2012

Conversion of Series B, Series C, Series D, Series E, Series F and Series G convertible preferred stock	66,256	66,256
Convertible preferred stock warrants	302	302
Common stock warrants	2,640	2,631
1999 Stock Option Plan and 2008 Stock Incentive Plan	17,617	17,515

	86,815	86,704

As discussed in Note 3, in April 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Upon closing, all outstanding shares of the Company’s convertible preferred stock were converted into 66,255,529 shares of common stock.

9.  Stock-Based Compensation

During the three months ended March 31, 2011 and 2012, the Company did not issue options to purchase shares of common stock.

As of December 31, 2011 and March 31, 2012, there were 830,000 and 866,111 shares of common stock, respectively, available to be issued under the 2008 Stock Incentive Plan, as amended (the “2008 Plan”).

The 2011 Stock Incentive Plan (the “2011 Plan”) became effective upon closing of the Company’s initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2011 Plan increases the total number of shares of common stock available to be issued by 3.5 million.

The Company recognized stock-based compensation expense as follows for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
(in thousands)	2011	2012

Employee awards:
Research and development	$700	$909
General and administrative	273	430

Stock-based compensation for employee awards	973	1,339
Stock-based compensation for nonemployee awards	47	—

Total stock-based compensation	$1,020	$1,339

The following table summarizes stock option activity during the three months ended March 31, 2012:

(in thousands, except per share amounts)	Number of shares	Weighted average exercise price	Aggregate intrinsic value

Outstanding, December 31, 2011	17,617	$2.56	$74,329

Exercised	(66)	$2.24
Forfeited	(36)	$3.37

Outstanding, March 31, 2012	17,515	$2.56	$63,769

Exercisable, March 31, 2012	14,171	$2.23	$56,177
Vested and expected to vest, March 31, 2012	17,339	$2.54	$63,485

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the respective balance sheet date.

10.  Commitments and Contingencies

Operating leases

The Company leases its office, laboratory and manufacturing space under non-cancellable operating leases. Total rent expense under these operating leases was $700,000 and $893,000 for the three months ended March 31, 2011 and 2012, respectively.

During the first quarter of 2012, the Company entered into a lease amendment to further expand its office, laboratory and manufacturing space. The amendment leases additional space for a seven year term effective March 2012. The aggregate rent due over the seven year term of the lease amendment is approximately $2.7 million. As part of this agreement, the landlord agreed to reimburse the Company for a portion of tenant improvements made to the facility, up to a total of $464,000. Tenant improvements are recorded in deferred lease benefits on the accompanying condensed consolidated balance sheets and amortized over the term of the lease as reductions to rent expense.

During the first quarter of 2012, the Company completed tenant improvements to the leased facility and recorded a related receivable from the landlord of $329,000 in prepaid expenses and other assets on the accompanying condensed consolidated balance sheets as of March 31, 2012.

Contingencies

Contractual matter

The Company manufactures MM-121 under a license and collaboration agreement with Sanofi. Under this agreement, Sanofi reimburses the Company for direct costs incurred in manufacturing. During 2009 and 2010, the Company utilized a third party contractor to perform fill-finish manufacturing services. This third party contractor experienced U.S. Food and Drug Administration (“FDA”) inspection issues with its quality control process that resulted in a formal warning letter from the FDA. Following a review by Sanofi and the Company, some MM-121 was pulled from clinical trial sites and replaced with MM-121 that was filled by a different contractor.  Sanofi had requested that the Company assume financial responsibility for the MM-121 material that was pulled from clinical trial sites. The Company and Sanofi have since agreed that, during 2012 and 2013, the Company will reimburse Sanofi approximately $1.2 million of previously billed amounts. The Company has recorded a contractual liability of $1.2 million in accrued expenses and other on the accompanying condensed consolidated balance sheets as of March 31, 2012. The Company’s revenue recognition model for manufacturing services performed under the license and collaboration agreement with Sanofi is to recognize these services over the period of performance, which is currently estimated to be 12 years from the effective date of the agreement. Removal of these previously billed amounts from the revenue recognition model and establishing this contractual liability resulted in an earnings reduction of $0.2 million for the three months ended March 31, 2012 in the accompanying condensed consolidated statement of operations.

11.  Related Party Transactions

In connection with the initial public offering of the Company’s common stock, Sanofi purchased 5,217,391 shares of the Company’s common stock in April 2012.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics. Our mission is to provide patients, physicians and the healthcare system with the medicines, tools and information to transform the approach to care from one based on the identification and treatment of symptoms to one focused on the diagnosis and treatment of illness through a more precise mechanistic understanding of disease. We seek to accomplish our mission by applying our proprietary systems-based approach to biomedical research, which we call Network Biology. Our initial focus is in the field of oncology. We have five programs in clinical development. In our most advanced program, we are conducting a Phase 3 clinical trial.

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations and, to a lesser extent, through government grants, the monetization of tax credits and equipment lease financings. Through March 31, 2012, we have received $268.2 million from the sale of convertible preferred stock and warrants and $150.5 million of upfront license fees, milestone payments, reimbursement of development and manufacturing services and other payments from our collaborations. In April 2012, we closed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $100.5 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us and accrued dividends on our Series B convertible preferred stock. As of March 31, 2012, we had cash and cash equivalents of $30.6 million. We expect our existing cash and cash equivalents on hand as of March 31, 2012, together with the net proceeds from the initial public offering, to be sufficient to fund operations into the second half of 2013.

We have never been profitable and, as of March 31, 2012, we had an accumulated deficit of $374.1 million. Our net loss was $23.4 million for the three months ended March 31, 2012 and $13.5 million for the three months ended March 31, 2011. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi for the development and commercialization of MM-121. Under this agreement, we granted Sanofi an exclusive, royalty-bearing, worldwide right and license to develop and commercialize MM-121 in exchange for payment by Sanofi of an upfront license fee of $60.0 million, up to $410.0 million in potential development and regulatory milestone payments, of which we have already received $25.0 million, up to $60.0 million in potential sales milestone payments and tiered, escalating royalties beginning in the sub-teen double digits based on net sales of MM-121 in the United States and beginning in the high single digits based on net sales of MM-121 outside the United States. Of the $25.0 million in development and regulatory milestone payments received, $5.0 million was earned and received in the first quarter of 2012. We have the right, but not the obligation, to co-promote and commercialize MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials, which we are currently conducting. If we co-promote MM-121 in the United States, we will be responsible for paying our sales force costs and a specified percentage of direct medical affairs, marketing and promotion costs for MM-121 in the United States and will be eligible to receive tiered, escalating royalties beginning in the high teens based on net sales of MM-121 in the United States. We are also entitled to an increase in the royalty rate if a diagnostic product is actually used with MM-121 in the treatment of solid tumor indications. Sanofi is responsible for all development and manufacturing costs for MM-121. Although Sanofi will ultimately be responsible for manufacturing MM-121 under the agreement, we are currently manufacturing MM-121 for use in ongoing clinical trials. Sanofi will assume responsibility for all manufacturing of MM-121 at such time as material is needed for Phase 3 clinical trials. Sanofi reimburses us for internal time at a designated full-time equivalent rate per year and reimburses us for direct costs and services related to the development and manufacturing of MM-121.

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services as incurred and recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of our agreement with Sanofi. During the three months ended March 31, 2011 and 2012, we recognized revenue based on the following components of the Sanofi agreement:

	Three months ended March 31,
(in thousands)	2011	2012

Upfront payment	$1,250	$1,250
Milestone payments	208	1,412
Development services	4,705	8,142
Manufacturing services and other	255	521

Total	$6,418	$11,325

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we now have the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine during the first quarter of 2012 in connection with dosing the first patient in our Phase 3 clinical trial of MM-398. We may be required to make up to an aggregate of $75.0 million in additional development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the May 2011 agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended March 31, 2012, we recognized research and development expense of $5.3 million under the May 2011 agreement with PharmaEngine, which consisted of the $5.0 million milestone payment and $0.3 million of research and development reimbursement.

Financial Operations Overview

Revenues

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments and development and manufacturing services and other payments received from collaborations, primarily with Sanofi, and grant payments received from the National Cancer Institute. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research, development and manufacturing payments from collaborations and royalties from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research, development and manufacturing reimbursements, milestone and other payments from collaborations, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until 2014, at the earliest. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

(in		Current stage of	Three months ended March 31,
thousands)	Indication	development	2011	2012

MM-398	Cancer	Phase 3	$447	$7,794
MM-121	Cancer	Phase 2	5,992	8,193
MM-111	Cancer	Phase 1/Phase 2 planned	2,262	1,903
MM-302	Cancer	Phase 1	1,345	1,529
MM-151	Cancer	Phase 1	3,265	2,816
Preclinical, general research and discovery			3,990	8,507
Stock compensation			700	909

Total research and development expense			$18,001	$31,651

MM-398

MM-398 is currently being evaluated in a Phase 2 clinical trial in pancreatic cancer and in a Phase 3 clinical trial as a therapy in metastatic pancreatic cancer for patients who have failed treatment with gemcitabine. Our current estimate for the external costs associated with completing the Phase 3 clinical trial is between $17.0 million and $22.0 million. In May 2011, we made an upfront license payment of $10.0 million to PharmaEngine. In the first quarter of 2012, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 trial. We may be required to make up to an aggregate of $75.0 million in additional development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. In addition, several investigator sponsored trials are ongoing in which the majority of the total clinical trial costs are paid by the investigators. Investigator sponsored trials include a Phase 2 clinical trial in colorectal cancer, a Phase 1 clinical trial in colorectal cancer and a Phase 1 clinical trial in glioma.

MM-121

We have entered into a license and collaboration agreement with Sanofi related to MM-121. Under the terms of the agreement, we are responsible for leading clinical development through Phase 2 proof of concept trials for each indication. Although Sanofi will ultimately be responsible for manufacturing MM-121 under the license and collaboration agreement, we are currently manufacturing MM-121 for use in ongoing clinical trials. Sanofi will assume responsibility for all manufacturing of MM-121 at such time as material is needed for Phase 3 clinical trials. All expenses related to manufacturing are required to be reimbursed by Sanofi. Sanofi pays a portion of the estimated manufacturing campaign costs upfront and the remainder during and upon completion of the manufacturing campaign in accordance with an agreed upon budget. We separately record revenue and expenses on a gross basis under this arrangement. Sanofi is responsible for all development and manufacturing costs of MM-121. We are currently conducting three Phase 2 clinical trials, one Phase 1/2 clinical trial and four Phase 1 clinical trials of MM-121 in multiple cancer types. During the third quarter of 2010, we received a $10.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in breast cancer. During the fourth quarter of 2011, we received a $10.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in non-small cell lung cancer. During the first quarter of 2012, we received a $5.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in ovarian cancer.

MM-111

We are currently conducting two Phase 1 clinical trials of MM-111 in multiple cancer types.

MM-302

We are currently conducting one Phase 1 clinical trial of MM-302 in breast cancer.

MM-151

We are currently conducting one Phase 1 clinical trial of MM-151 in solid tumors.  During the first quarter of 2012, we made a $1.5 million payment under our collaboration agreement with Adimab LLC.

General and administrative expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our executive, legal, intellectual property, business development, finance, purchasing, accounting, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, and professional fees for legal services, including patent-related expenses, pre-commercial consulting costs, and accounting and information technology services. We expect that general and administrative expense will increase in future periods in proportion to increases in research and development and as a result of increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to develop and commercialize our clinical products.

Other income (expense)

Other income and other expense primarily consist of gains and losses on the change in value and time to expiration of convertible preferred stock warrants, the recognition of federal and state sponsored tax incentives and other one-time income or expense-related items.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States for condensed consolidated information. The preparation of these interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, useful lives with respect to long-lived assets and intangibles, valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses and other, intangible assets, goodwill, in-process research and development and tax valuation reserves. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

We enter into biopharmaceutical product development agreements with collaborators for the research and development of therapeutic and diagnostic products. The terms of these agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. We assess these multiple elements in accordance with the Financial Accounting Standards Board Accounting Standards Codification 605, Revenue Recognition, in order to determine whether particular components of the arrangement represent separate units of accounting.

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

Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. We did not enter into any significant multiple element arrangements or materially modify any of our existing multiple element arrangements during the year ended December 31, 2011 or the three months ended March 31, 2012. Our existing collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

Contractual matter

We manufacture MM-121 under a license and collaboration agreement with Sanofi. Under this agreement, Sanofi reimburses us for direct costs incurred in manufacturing. During 2009 and 2010, we utilized a third party contractor to perform fill-finish manufacturing services. This third party contractor experienced U.S. Food and Drug Administration, or FDA, inspection issues with its quality control process that resulted in a formal warning letter from the FDA. Following a review by Sanofi and us, some MM-121 was pulled from clinical trial sites and replaced with MM-121 that was filled by a different contractor. Sanofi had requested that we assume financial responsibility for the MM-121 material that was pulled from clinical trial sites. We and Sanofi have since agreed that, during 2012 and 2013, we will reimburse Sanofi approximately $1.2 million of previously billed amounts. We have recorded a contractual liability of $1.2 million in accrued expenses and other on the accompanying condensed consolidated balance sheets as of March 31, 2012. Our revenue recognition model for manufacturing services performed under the license and collaboration agreement with Sanofi is to recognize these services over the period of performance, which is currently estimated to be 12 years from the effective date of the agreement. Removal of these previously billed amounts from our revenue recognition model and establishing this contractual liability resulted in an earnings reduction of $0.2 million for the three months ended March 31, 2012.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Among other provisions, the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including not being required to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements. We may remain an emerging growth company for up to five years, until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2012

	Three months ended March 31,
(in thousands)	2011	2012

Collaboration revenues	$6,461	$11,344
Research and development expenses	18,001	31,651
General and administrative expenses	3,101	3,728

Loss from operations	(14,641)	(24,035)
Interest income	14	9
Interest expense	(6)	(1)
Other income	1,098	625

Net loss	$(13,535)	$(23,402)

Collaboration revenues

Collaboration revenues for the three months ended March 31, 2012 were $11.3 million, compared to $6.5 million for the three months ended March 31, 2011, an increase of $4.8 million, or 74%. This increase resulted from increases in development services, milestone and manufacturing revenues recognized under the license and collaboration agreement with Sanofi.

Research and development expenses

Research and development expenses for the three months ended March 31, 2012 were $31.7 million, compared to $18.0 million for the three months ended March 31, 2011, an increase of $13.7 million, or 76%. This increase was primarily attributable to:

•                  $7.3 million of increased MM-398 spending due primarily to a $5.0 million milestone payment made to PharmaEngine in the first quarter of 2012 and increased costs associated with our Phase 3 clinical trial;

•                  $4.5 million of increased spending on preclinical, general research and discovery due to an increase in the number of preclinical programs in our pipeline, the timing of material and supply purchases and an antibody discovery related payment of $0.4 million made in the first quarter of 2012;

•                  $2.2 million of increased MM-121 spending due to initiation of four new clinical trials and increased spending on ongoing clinical trials;

•                  $0.2 million of increased MM-302 spending due to increased preclinical and clinical costs; and

•                  $0.2 million of increased stock compensation expense due to increased headcount.

These increases were partially offset by the following decreases:

•                  $0.4 million of decreased MM-151 spending primarily due to a $1.9 million decrease in manufacturing costs due to the timing of manufacturing activities, partially offset by a $1.5 million collaboration payment made during the first quarter of 2012; and

•                  $0.4 million of decreased MM-111 spending due to the timing of clinical trial activities.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2012 were $3.7 million, compared to $3.1 million for the three months ended March 31, 2011, an increase of $0.6 million, or 19%. This increase was primarily attributable to an increase in labor and labor-related costs and an increase in costs related to our initial public offering, which closed in April 2012.

Other income

Other income for the three months ended March 31, 2012 was $0.6 million, compared to $1.1 million for the three months ended March 31, 2011, a decrease of $0.5 million, or 45%. This decrease was primarily due to the absence of a $1.8 million cash settlement from a former service provider recognized in the first quarter of 2011, partially offset by a $1.3 million quarter-over-quarter benefit from the remeasurement of fair value of our convertible preferred stock warrants.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, an initial public offering of our common stock and, to a lesser extent, through government grants, the monetization of tax credits and equipment lease financings. Through March 31, 2012, we have received $268.2 million from the sale of convertible preferred stock and warrants and $150.5 million of upfront license fees, milestone payments, reimbursement of development and manufacturing services and other payments from our collaborations. In April 2012, we closed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $100.5 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us and accrued dividends on our Series B convertible preferred stock.

As of March 31, 2012, we had cash and cash equivalents of approximately $30.6 million, of which $1.6 million related to the cash and cash equivalents held by our majority owned subsidiary Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $1.6 million is designated for the operations of Silver Creek.

We made a $1.5 million payment under our collaboration agreement with Adimab LLC and an antibody discovery related payment of $0.4 million during the first quarter of 2012.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2011 and 2012.

	Three months ended March 31,
(in thousands)	2011	2012

Cash used in operating activities	$(9,944)	$(19,403)
Cash used in investing activities	(561)	(426)
Cash provided by (used in) financing activities	12,387	(70)

Net increase (decrease) in cash and cash equivalents	$1,882	$(19,899)

Operating activities

Cash used in operating activities of $9.9 million during the three months ended March 31, 2011 was primarily a result of our $13.5 million net loss, partially offset by non-cash items of $2.9 million and changes in operating assets and liabilities of $0.7 million. Cash used in operating activities of $19.4 million during the three months ended March 31, 2012 was primarily a result of our net loss of $23.4 million, partially offset by non-cash items of $2.0 million and changes in operating assets and liabilities of $2.0 million, which includes receipt of a $5.0 million milestone payment under our license and collaboration agreement with Sanofi.

Investing activities

Cash used in investing activities during the three months ended March 31, 2011 and 2012 was primarily due to the purchase of property and equipment.

Financing activities

Cash provided by financing activities of $12.4 million for the three months ended March 31, 2011 was primarily a result of proceeds of $12.5 million received for our Series G convertible preferred stock financing received in advance of the closing in April 2011. Cash used in financing activities of $0.1 million during the three months ended March 31, 2012 was primarily a result of deferred financing costs related to the initial public offering which closed in April 2012 of $0.2 million, partially offset by proceeds from the issuance of common stock of $0.1 million.

Funding requirements

As of March 31, 2012, we had cash and cash equivalents of $30.6 million. In April 2012, we closed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $100.5 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us and accrued dividends on our Series B convertible preferred stock.

We have not completed development of any therapeutic products or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•                  initiate or continue clinical trials of our five most advanced product candidates;

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

We expect that the net proceeds from our initial public offering, together with our existing cash and cash equivalents, anticipated interest income and anticipated milestone payments and development and manufacturing funding under our collaboration with Sanofi related to MM-121, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external sources of funds, other than our collaboration with Sanofi, which is terminable by Sanofi for convenience upon 180 days’ prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and commitments

On April 3, 2012, upon the closing of our initial public offering, we became required to pay the former holders of Series B convertible preferred stock cash dividends of approximately $4.3 million. We expect these dividend payments will be made in the second quarter of 2012.

During the first quarter of 2012, we entered into a lease amendment to further expand our office, laboratory and manufacturing space. The amendment leases additional space for a seven year term effective March 2012. The aggregate rent due over the seven year term of the lease amendment is approximately $2.7 million.

We and Sanofi have agreed that, during 2012 and 2013, we will reimburse Sanofi approximately $1.2 million of previously billed amounts.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates from levels at March 31, 2012 would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a—15(d) and 15d—15(d) under the Exchange Act) occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.           Legal Proceedings.

We are currently engaged in two ongoing opposition proceedings to European patents in the European Patent Office to narrow or invalidate the claims of patents owned by third parties. We have obtained favorable interim decisions in both oppositions, although both decisions are now under appeal.  The ultimate outcome of these oppositions remains uncertain.  In addition, we have obtained a favorable decision in a third opposition, which is longer appealable.

We filed our notice of opposition in the first proceeding, opposing a patent (EP 0896586) held by Genentech, Inc., or Genentech, in July 2007 on the grounds of added matter, insufficient disclosure, lack of novelty and lack of inventive step. Amgen and U3 Pharma also opposed the Genentech patent. If the issued claims of the Genentech patent were determined to be valid and construed to cover MM-121 or MM-111, our development and commercialization of these product candidates in Europe could be delayed or prevented. In August 2009, the European Patent Office issued a written decision rejecting several sets of Genentech’s claims and upholding the patent solely on the basis of a further set of claims that we believe will not restrict the development or commercialization of MM-121 or MM-111. All parties have appealed this decision. Pending the outcome of the appeal proceedings, the original issued claims of the Genentech patent remain in effect. Each party has submitted written statements regarding the appeal to the European Patent Office. No date has been set for a hearing for the appeal.

We filed our notice of opposition in the second proceeding, opposing a patent (EP 1187634) held by Zensun (Shanghai) Science and Technology Ltd., or Zensun, in September 2008 on the grounds of added matter, insufficient disclosure, lack of novelty and lack of inventive step. If the issued claims of the Zensun patent were determined to be valid and construed to cover MM-111, our development and commercialization of MM-111 in Europe could be delayed or prevented. In August 2010, the European Patent Office issued a written decision revoking Zensun’s patent. Zensun has appealed this decision. Pending the outcome of this appeal, the original issued claims of the Zensun patent remain in effect. Each party has submitted written statements regarding the appeal to the European Patent Office. No date has been set for a hearing for the appeal.

We filed our notice of opposition in the third proceeding, opposing a patent (EP 1414494) held by Max-Planck-Gesellschaft zur Forderung der Wissenschaften e.V., or Max-Planck, in December 2009 on the grounds of added matter, insufficient disclosure, lack of novelty and lack of inventive step. A number of other pharmaceutical companies are also opposing the Max-Planck patent. If the issued claims of the Max-Planck patent were determined to be valid and construed to cover MM-121, our development and commercialization of MM-121 in Europe could be delayed or prevented. In December 2011, the European Patent Office issued a written decision revoking Max-Planck’s patent. Max-Planck may no longer appeal this decision.

We are not currently a party to any other material legal proceedings.

Item 1A.        Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, which has raised substantial doubt about our ability to continue as a going concern. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $23.4 million for the three months ended March 31, 2012, $79.7 million for the year ended December 31, 2011, $50.2 million for the year ended December 31, 2010 and $49.1 million for the year ended December 31, 2009. As of March 31, 2012, we had an accumulated deficit of $374.1 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations and, to a lesser extent, through government grants, the monetization of tax credits and equipment lease financings. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We expect that our existing cash and cash equivalents, anticipated interest income and anticipated milestone payments and research and development and manufacturing funding under our license and collaboration agreement with Sanofi related to MM-121, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2013. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than our collaboration with Sanofi for the development and commercialization of MM-121, which is terminable by Sanofi for convenience upon 180 days’ prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In addition, MM-398 is currently being evaluated in a Phase 2 clinical trial in colorectal cancer, which is being conducted by GERCOR, a cooperative research group of physicians based in France. This trial is comparing a regimen of fluorouracil, or 5-FU, leucovorin and MM-398 to FOLFIRI, which is a regimen of 5-FU, leucovorin and irinotecan. Roche recently announced positive top-line results from a Phase 3 clinical trial in second-line metastatic colorectal cancer being conducted in France comparing chemotherapy to chemotherapy plus Avastin®. The results of this trial by Roche could impact clinical practice in France, including the use of the FOLFIRI regimen, which could affect enrollment in this Phase 2 clinical trial of MM-398. We are currently evaluating what impact, if any, these results will have on the clinical trial and any action we or GERCOR may need to take.

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

•                  be subject to restrictions on how the product is distributed or used; or

•                  be unable to obtain reimbursement for use of the product.

In particular, it is possible that the FDA and other regulatory agencies may not consider the results of our Phase 3 clinical trial of MM-398 for the treatment of patients with metastatic pancreatic cancer, once completed, to be sufficient for approval of MM-398 for this indication. In general, the FDA suggests two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive studies will be more secure. Although the FDA has informed us that our Phase 3 clinical trial of MM-398, plus supportive Phase 2 data obtained to date, could potentially provide sufficient safety and effectiveness data for the treatment of patients with metastatic pancreatic cancer, the FDA has further advised us that whether one or two adequate and well controlled clinical trials will be required will be a review issue in connection with a new drug application, or NDA, submission. Even if we achieve favorable results in our Phase 3 clinical trial, the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different design. In addition, if we are unable to demonstrate comparability between MM-398 Phase 1 and Phase 2 clinical material manufactured by PharmaEngine and the material produced by us for use in our Phase 3 clinical trial of MM-398, we may be required to complete additional studies, including clinical studies, which could delay the development and approval, if any, of MM-398.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In addition, many of our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. Patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates or rely upon treatment with existing therapies that may preclude them from eligibility for our clinical trials.

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

An important component of our business strategy is to develop in vitro or in vivo companion diagnostics for each of our therapeutic product candidates. There has been limited success to date industry-wide in developing companion diagnostics, in particular in vitro companion diagnostics. To be successful, we will need to address a number of scientific, technical, regulatory and logistical challenges.

Although we have developed prototype assays for some in vitro diagnostic candidates, all of our companion diagnostic candidates are in preclinical development or clinical feasibility testing. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. The FDA and similar regulatory authorities outside the United States are generally expected to regulate in vitro companion diagnostics as medical devices and in vivo companion diagnostics as drugs. In each case, companion diagnostics require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design, development and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so, the development of our therapeutic product candidates may be adversely affected, our therapeutic product candidates may not receive marketing approval and we may not realize the full commercial potential of any therapeutics that receive marketing approval. As a result, our business would be harmed, possibly materially.

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

We are developing our product candidates for the treatment of solid tumors. There are a variety of available therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including some of the active ingredients in MM-398 and MM-302. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third party payors. This may make it difficult for us to achieve our business strategy of replacing existing therapies with our product candidates.

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

We currently hold $10.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We plan to apply our Network Biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases through the establishment of separately funded companies. For example, we established Silver Creek to develop product candidates in the field of regenerative medicine using Network Biology. Silver Creek has received separate funding from investors other than us. Although Silver Creek is currently majority owned by us, in the future we may not be the majority owner of or control Silver Creek or other companies that we establish. If in the future we do not control Silver Creek or any future similar company that we establish, Silver Creek or such other companies could take actions that we do not endorse or with which we disagree, such as using Network Biology in a way that reflects adversely on us. In addition, these companies may have difficulty raising additional funds and could encounter any of the risks in developing and commercializing product candidates to which we are subject.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

MM-121 is one of our most clinically advanced product candidates. In 2009, we entered into a license and collaboration agreement with Sanofi for the development and commercialization of MM-121. Prior to this collaboration, we did not have a history of working together with Sanofi. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and commercial sale milestones and provides us with royalty-based revenue if MM-121 is successfully commercialized. We cannot predict the success of the collaboration.

Under our license and collaboration agreement, Sanofi has significant control over the conduct and timing of development and commercialization efforts with respect to MM-121. Although we and Sanofi have approved a global development plan, Sanofi may change its development plans for MM-121. We have little control over the amount and timing of resources that Sanofi devotes to the development or commercialization of MM-121. If Sanofi fails to devote sufficient financial and other resources to the development or commercialization of MM-121, the development and commercialization of MM-121 would be delayed or could fail. This would result in a delay in our receiving milestone payments or royalties with respect to MM-121 or in our not receiving such milestone payments or royalties at all.

If we do not satisfy various conditions under our license and collaboration agreement with Sanofi, we will not realize all of the anticipated benefits under the agreement and our business would be materially harmed.

Our license and collaboration agreement with Sanofi contains a number of conditions that we must satisfy in order to receive milestone payments and royalties. For example, Sanofi has agreed to pay us milestones if sales of products containing MM-121 reach certain levels. If we do not achieve any of the milestones contained in the agreement, we will not receive all of the payments or revenues that we might otherwise receive under the agreement had we achieved such milestones.

If we lose Sanofi as a collaborator in the development or commercialization of MM-121, it would materially harm our business.

Sanofi has the right to terminate our agreement for the development and commercialization of MM-121, in whole or with respect to specified territories, at any time and for any reason, upon 180 days’ prior written notice. Sanofi also has the right to terminate our agreement if we fail to cure a material breach of our agreement within a specified cure period, or fail to diligently pursue a cure if such a breach is not curable within such period.

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

Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We also rely on other third parties to store and distribute supplies for our clinical trials. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products or cause us to incur additional costs, producing additional losses and depriving us of potential product revenue.

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

Third party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, or Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We likely will rely upon third party manufacturers to provide us with necessary reagents and instruments to develop, test and manufacture our in vitro companion diagnostics. Currently, many reagents are marketed as Research Use Only, or RUO, products under FDA regulations. In June 2011, the FDA issued a draft guidance that outlined the FDA’s intention to impose additional restrictions on the provision of RUO products. If this guidance is finalized, we may experience difficulty securing the reagents that we need.

Our potential future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

One of our fill-finish contractors received a warning letter from the FDA, which impacted our clinical trials of MM-121 and MM-111.

A third party contractor that we have used to fill and package both MM-121 and MM-111 experienced FDA inspection issues with its quality control processes that resulted in a formal warning letter from the FDA. Following a review by Sanofi and us, some MM-121 was pulled from clinical trial sites and replaced with MM-121 that was filled by a different contractor. This restocking is complete and resulted in a few patients missing one or two doses of MM-121. Sanofi had requested that we assume financial responsibility for the MM-121 material that was pulled from clinical trial sites. We and Sanofi have since agreed that, during 2012 and 2013, we will reimburse Sanofi approximately $1.2 million of previously billed amounts.

The MM-111 that was being used in our clinical trials was also filled and packaged by this same contractor. The FDA inquired about the effect of this contractor’s quality issues on MM-111 clinical trial materials. Following our response to the FDA’s inquiry, the FDA requested in January 2012 that we obtain new consents from any patients enrolled in our ongoing Phase 1 clinical trials of MM-111 in connection with continued use in these trials of MM-111 material filled and packaged by this contractor. In addition, the FDA placed a partial clinical hold on these ongoing clinical trials, which restricted our ability to enroll new patients in these trials, until MM-111 material filled and packaged by a new third party contractor that we engaged was available. This restocking is complete and resulted in a short delay in the dosing of a few patients without any patients missing a dose.

Although we believe that we have addressed the concerns of the FDA with respect to the clinical trial material filled and packaged by our former third party contractor, it is possible that the FDA could make additional inquiries that could further impact our clinical trials of MM-121.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and products that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Under our license and collaboration agreement with Sanofi, we are obligated, at our expense, to use commercially reasonable efforts to file and prosecute patent applications, and maintain patents, covering MM-121 in specified jurisdictions, and these patent rights are licensed to Sanofi.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, currently, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In 2013, under the recently enacted America Invents Act, the United States will be moving to a first to file system. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business.

For example, we are aware of issued U.S. patents held by Genentech broadly covering methods of producing certain types of recombinant antibodies and related compositions for antibody production that may be relevant to our development and commercialization of MM-121 and MM-151. These patents expire in 2018. Genentech has asserted infringement claims against several pharmaceutical and biotechnology companies based on these patents. If these patents were determined to be valid and cover our product candidates, we would need to obtain a license to the patented technology, which may cause us to incur licensing related costs. However, a license to these patents may not be available on commercially reasonable terms, or at all. Our failure to obtain a license to these patents could delay or prevent our development and commercialization of our product candidates in the United States.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

We are currently engaged in two ongoing opposition proceedings to European patents in the European Patent Office. If we are not successful in these proceedings, we may not be able to commercialize some of our product candidates without infringing patents held by third parties.

We are currently engaged in two ongoing opposition proceedings to European patents in the European Patent Office to narrow or invalidate the claims of patents owned by third parties. For more information, see Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q. We have obtained favorable interim decisions in both oppositions, although both decisions are now under appeal. The ultimate outcome of these oppositions remains uncertain. If we are not ultimately successful in these proceedings, and the issued claims of the patents we are opposing were determined to be valid and construed to cover MM-121 or MM-111, we may not be able to commercialize MM-121 or MM-111 in some or all European countries without infringing such patents. If we infringe a valid claim of these patents, we would need to obtain a license to the patented technology, which may cause us to incur licensing-related costs. For example, under our license and collaboration agreement with Sanofi, we are obligated to pay all licensing costs for specified third party patent rights that we or Sanofi may in the future license for the development and commercialization of MM-121, including the patent rights that are the subject of both of these opposition proceedings. However, a license to the patents that are the subject of these opposition proceedings may not be available on commercially reasonable terms or at all. As a result, we could be liable for monetary damages or we may be forced to delay, suspend, forego or cease commercializing these product candidates in some or all countries in Europe if we were found to infringe a valid claim of these patents. In addition, even if we are ultimately successful in these European opposition proceedings, such results would be limited to our activities in Europe.

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

Our product candidates, including our five most advanced product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA and other regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA or other regulatory agencies. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the in vitro diagnostic most likely will occur through the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostic Device Evaluation and Safety. It is unclear whether the FDA will finalize this guidance in its current format, or when it will do so. Even if the FDA does finalize the guidance, it is unclear how it will interpret the guidance. Even with the issuance of the draft guidance, the FDA’s expectations for in vitro companion diagnostics remain unclear in some respects. The FDA’s developing expectations will affect our in vitro companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity and clinical utility, or make us repeat aspects of the trial or initiate new trials.

Because our companion diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For three of our five most advanced product candidates, MM-121, MM-111 and MM-151, we are attempting to develop an in vitro companion diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider these in vitro diagnostics to be “in vitro companion diagnostic devices” that require simultaneous approval or clearance with the therapeutics under the draft guidance will depend on whether the FDA views the diagnostics to be essential to the safety and efficacy of these therapeutics.

For our two other most advanced product candidates, MM-398 and MM-302, although we are investigating possible in vitro companion diagnostics, we are currently developing in vivo companion diagnostics in the form of imaging agents that may help identify patients likely to benefit from the therapy. Imaging agents are regulated as drugs by the FDA’s Center for Drug Evaluation and Research and, as such, are generally subject to the regulatory requirements applicable to other new drug candidates. Although the FDA has not issued guidance with respect to the simultaneous approval of in vivo diagnostics and therapeutics, it is possible that the FDA will apply a standard similar to that for in vitro diagnostics.

Based on the FDA’s past practice with companion diagnostics, if we are successful in developing a companion diagnostic for any of our five most advanced product candidates, we would expect that FDA approval of an in vitro companion diagnostic, and possibly an in vivo companion diagnostic, would be required for approval and subsequent commercialization of each such therapeutic product candidate. We are not aware of any currently available diagnostics that, if necessary, would otherwise allow us to proceed with the approval and subsequent commercialization of our product candidates despite a delay in or failure of our attempts to develop companion diagnostics.

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

In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA, to market the same drug for the same orphan indication, except in limited circumstances. For purposes of small molecule drugs, the FDA defines the term “same drug” to mean a drug that contains the same active molecule and that is intended for the same use as the approved orphan drug. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Law, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a biologics license application, or BLA. The new law is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our products approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However:

•                  the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period as proposed by President Obama;

•                  a potential competitor could seek and obtain approval of its own BLA during our exclusivity period instead of seeking approval of a biosimilar version; and

•                  the FDA could consider a particular product candidate, such as MM-302, which contains both drug and biological product components, to be a drug subject to review pursuant to an NDA, and therefore eligible for a significantly shorter marketing exclusivity period as provided under the Drug Price Competition and Patent Term Restoration Act of 1984.

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

In order to market and sell our products in the European Union and many other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing, including sometimes additional testing in children. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

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

•                  the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•                  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

More recently, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In the area of companion diagnostics, FDA officials indicated in 2010 that the agency planned to issue two guidances in this area. The FDA issued one draft guidance in July 2011. The FDA has yet to issue a second draft guidance and may decide not to issue a second draft guidance or finalize the existing draft guidance. The FDA’s issuance of a final guidance, or issuance of additional draft guidance, could affect our development of in vitro companion diagnostics and the applicable regulatory requirements. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Robert J. Mulroy, our President and Chief Executive Officer, and the other principal members of our executive and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As part of our business strategy, we may enter into business combinations and acquisitions. Although we acquired Hermes in October 2009, we have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

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

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own a large portion of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions:

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

•                  authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•                  require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

•                  market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•                  general economic, industry and market conditions; and

•                  the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2012, we had outstanding 93,299,961 shares of common stock, including the shares that we sold in our initial public offering, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. Of the remaining shares, 78,096,254 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of up to 69,489,001 shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and applicable lock-up agreements.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years, until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include but are not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Among other provisions, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies.

We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On April 3, 2012, we completed our initial public offering of 14,300,000 shares of our common stock at a price of $7.00 per share for an aggregate offering price of approximately $100.1 million. In addition, on April 17, 2012, we sold an additional 742,459 shares of our common stock pursuant to the partial exercise of the underwriters’ over-allotment option at a price of $7.00 per share for an aggregate offering price of approximately $5.2 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-175427), which was declared effective by the SEC on March 27, 2012. J.P. Morgan Securities LLC acted as book-running manager of the offering and as representative of the underwriters. BofA Merrill Lynch acted as lead-manager for the offering, and Cowen and Company, LLC and Oppenheimer & Co., Inc. acted as co-managers for the offering. The offering commenced on March 28, 2012 and did not terminate until the sale of all of the shares offered.

We received aggregate gross proceeds from the offering of approximately $105.3 million, or aggregate net proceeds of approximately $100.5 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us and accrued dividends on our Series B convertible preferred stock. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.

We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.           Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: May 15, 2012	By:	/s/ William A. Sullivan
William A. Sullivan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Database*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*                 Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2012 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2012 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.