Form 10-Q
period 2012-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2012-08-14
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2012, there were 93,718,994 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.           Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	December 31, 2011	June 30, 2012

Assets
Current assets:
Cash and cash equivalents	$50,454	$32,043
Available-for-sale securities	—	74,669
Restricted cash	—	100
Accounts receivable	7,426	6,940
Deferred financing costs	1,946	—
Prepaid expenses and other current assets	5,763	6,570
Total current assets	65,589	120,322
Restricted cash	381	381
Property and equipment, net	6,206	5,040
Other assets	23	23
Intangible assets, net	2,485	2,325
In-process research and development	7,010	7,010
Goodwill	3,605	3,605
Total assets	$85,299	$138,706
Liabilities, Convertible Preferred Stock, Non-controlling Interest and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$4,656	$2,745
Accrued expenses and other	12,855	14,113
Dividends payable	—	261
Capital lease obligations	48	—
Deferred revenues	7,712	8,562
Deferred lease benefits	125	115
Deferred tax incentives	755	876
Total current liabilities	26,151	26,672
Deferred revenues	78,033	77,736
Deferred lease benefits	23	202
Deferred tax incentives	1,267	1,011
Convertible preferred stock warrants	1,516	—
Total liabilities	$106,990	$105,621
Commitments and contingencies (Note 10)
Convertible preferred stock	268,225	—
Non-controlling interest	574	343
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value: no shares and 10,000 shares authorized at December 31, 2011 and June 30, 2012, respectively; no shares issued or outstanding at December 31, 2011 and June 30, 2012, respectively	—	—
Common stock, $0.01 par value: 138,500 and 200,000 shares authorized at December 31, 2011 and June 30, 2012, respectively; 11,834 and 93,540 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	118	935
Additional paid-in capital	60,231	426,005
Accumulated other comprehensive loss	—	(49)
Accumulated deficit	(350,839)	(394,149)
Total stockholders’ (deficit) equity	$(290,490)	$32,742
Total liabilities, convertible preferred stock, non-controlling interest and stockholders’ (deficit) equity	$85,299	$138,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
(unaudited)	2011	2012	2011	2012

Collaboration revenues	$6,595	$12,063	$13,056	$23,407
Operating expenses
Research and development	31,187	28,758	49,188	60,409
General and administrative	4,832	3,610	7,933	7,338
Total operating expenses	36,019	32,368	57,121	67,747
Loss from operations	(29,424)	(20,305)	(44,065)	(44,340)
Other income and expenses
Interest income	29	54	43	63
Interest expense	(4)	—	(10)	—
Other, net	203	112	1,301	736
Net loss	(29,196)	(20,139)	(42,731)	(43,541)
Less net loss attributable to non- controlling interest	(145)	(113)	(223)	(231)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(29,051)	$(20,026)	$(42,508)	$(43,310)
Other comprehensive loss:
Unrealized loss on available-for- sale securities	—	(49)	—	(49)
Other comprehensive loss	—	(49)	—	(49)
Comprehensive loss	(29,051)	(20,075)	(42,508)	(43,359)
Net loss per share available to common stockholders—basic and diluted	$(2.76)	$(0.22)	$(4.14)	$(0.89)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	11,282	90,581	11,158	51,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)	Six months ended June 30,
(unaudited)	2011	2012
Cash flows from operating activities
Net loss	$(42,731)	$(43,541)
Adjustments to reconcile net loss to net cash used in operating activities
Remeasurement of convertible preferred stock warrants	576	(587)
Amortization of premium on available-for-sale securities	—	341
Amortization of deferred lease benefits and tax incentives	(385)	(295)
Depreciation and amortization	2,670	2,217
Stock-based compensation	3,784	2,749
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	—	(1,760)
Accounts receivable	(1,027)	486
Prepaid expenses and other current assets	(1,184)	(281)
Accounts payable	1,355	(1,911)
Accrued expenses and other	1,455	1,258
Deferred revenues	3,916	553
Deferred lease benefits and tax incentives	1,212	329
Other assets and liabilities, net	14	—

Net cash used in operating activities	(30,345)	(40,442)

Cash flows from investing activities
Purchase of available-for-sale securities	—	(73,825)
Purchase of property and equipment	(1,833)	(891)
Other investing activities, net	1	(100)

Net cash used in investing activities	(1,832)	(74,816)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	100,025
Proceeds from issuance of convertible preferred stock, net of offering costs	76,949	—
Proceeds from exercise of stock options	457	847
Proceeds from exercise of stock warrants	—	26
Principal payments on capital lease obligations	(307)	(48)
Payment of dividends on Series B convertible preferred stock	—	(4,003)

Net cash provided by financing activities	77,099	96,847

Net increase (decrease) in cash and cash equivalents	44,922	(18,411)
Cash and cash equivalents, beginning of period	30,713	50,454

Cash and cash equivalents, end of period	$75,635	$32,043

Non-cash investing and financing activities
Conversion of convertible preferred stock to common stock	—	268,225
Conversion of convertible preferred stock warrants to common stock warrants	—	929
Reclassification of deferred financing costs to stockholders’ equity	—	2,748
Dividends on Series B convertible preferred stock declared but not paid	—	261

Supplemental disclosure of cash flows
Cash paid for interest	$10	$—

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

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, its ability to secure additional capital to fund operations, development by competitors of new technological innovations, dependence on collaborative arrangements, protection of proprietary technology, compliance with government regulations and dependence on key personnel. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance reporting capabilities.

The Company has incurred significant losses and does not have commercial operations underway. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. In April 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of dividends on the Company’s Series B convertible preferred stock. As of June 30, 2012, the Company had unrestricted cash and cash equivalents and available-for-sale securities of $106.7 million. The Company expects its existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of June 30, 2012 to be sufficient to fund operations into the second half of 2013.

The Company may seek additional funding through public or private debt or equity financings, or through existing or new collaboration arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into additional collaborative arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects.

2.  Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of its condensed consolidated financial statements are as follows:

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2011 and 2012, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2012.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2012, and for the three and six months ended June 30, 2011 and 2012, is unaudited. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or any future period.

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

There were no changes to the Company’s ownership of Silver Creek during the six months ended June 30, 2011 and 2012. The Company’s consolidated financial statement activity related to Silver Creek during these periods was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2010	$1,027
Net loss attributable to Silver Creek	(223)
Balance at June 30, 2011	$804

Non-Controlling Interest
Balance at December 31, 2011	$574
Net loss attributable to Silver Creek	(231)
Balance at June 30, 2012	$343

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated financial statements include revenue recognition, useful lives with respect to long-lived assets and intangibles and the valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses, intangible assets, goodwill, in-process research and development and tax valuation reserves. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds and commercial paper.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of December 31, 2011 and June 30, 2012, the Company recorded restricted cash of $381,000 and $481,000, respectively.

Marketable Securities

Marketable securities as of June 30, 2012 consisted of U.S. government agencies securities and corporate debt securities, including commercial paper, which were maintained by an investment manager and had expected average maturity dates in excess of three months, but not longer than twelve months. The Company classified these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Realized gains and losses are recognized in interest income. There were no realized gains or losses recognized on the sale or maturity of securities during the three and six months ended June 30, 2012.

Available-for-sale securities, all of which have maturities of twelve months or less, as of June 30, 2012 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
June 30, 2012:
U.S. government agencies securities	$1,000	$—	$(1)	$999
Corporate debt securities	73,718	1	(49)	73,670
Total	$74,718	$1	$(50)	$74,669

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2012 was $66.2 million, representing 22 securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive income (loss) as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense).

Marketable securities in an unrealized loss position as of June 30, 2012 consisted of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
June 30, 2012:
U.S. government agencies securities	$999	$(1)
Corporate debt securities	65,172	(49)
Total	$66,171	$(50)

The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. There was no material change in the credit risk of the investments. The Company determined it did not hold any investments with an other-than-temporary-impairment as of June 30, 2012.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. The Company places its cash deposits in accredited financial institutions and, therefore, the Company’s management believes these funds are subject to minimal credit risk. The Company invests cash equivalents and available-for-sale securities in money market funds, U.S. government agencies securities and corporate debt securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any one issue or any single issuer and to only invest in high credit quality securities.

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

In January 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the year ended December 31, 2011 or the three and six months ended June 30, 2012. The Company’s existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

Convertible Preferred Stock and Convertible Preferred Stock Warrants

Convertible preferred stock is initially recorded at the proceeds received, net of issuance costs and warrants, where applicable. As described in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, all outstanding shares of the Company’s convertible preferred stock were converted into 66,255,529 shares of common stock. Also upon closing, the Company’s restated certificate of incorporation became effective and authorized 10.0 million shares of $0.01 par value undesignated preferred stock.

The Company accounts for freestanding warrants as liabilities at their fair value. The Company measures the fair value of the convertible preferred stock warrants at the end of each reporting period and records the change in fair value to other income (expense). For the three months ended June 30, 2011 and 2012, the Company recorded other income related to this re-measurement of $141,000 and $29,000, respectively, and for the six months ended June 30, 2011 and 2012, the Company recorded other income (expense) related to this re-measurement of $(576,000) and $587,000, respectively. As described in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, all outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock and reclassified to stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, from non-owner sources and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities. Comprehensive loss from operations was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2012	2011	2012
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(29,051)	$(20,026)	$(42,508)	$(43,310)
Unrealized loss on available-for-sale securities	—	(49)	—	(49)
Comprehensive loss	$(29,051)	$(20,075)	$(42,508)	$(43,359)

Other Income (Expense)

The Company records gains and losses on the remeasurement of fair value of convertible preferred stock warrants, the recognition of federal and state sponsored tax incentives and other one-time income or expense-related items in other income (expense) on the Company’s condensed consolidated statement of comprehensive income (loss). Additionally, other income recognized during the six months ended June 30, 2011 included the impact of a cash settlement of $1.8 million from a former service provider.

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

As of December 31, 2011, the Company recorded deferred financing costs of $1,946,000 on the accompanying condensed consolidated balance sheet in contemplation of an initial public offering. As discussed in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, $2,748,000 of deferred financing costs were netted against the equity proceeds within stockholders’ equity.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, and the Company expects to adopt ASU 2012-02 in the third quarter of 2012 upon its annual impairment testing of indefinite-lived intangible assets. The Company is currently evaluating the impact, if any, that its adoption of ASU 2012-02 will have on its consolidated financial statements.

3.  Initial Public Offering

In April 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of dividends on the Company’s Series B convertible preferred stock.

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

The following table presents the computation of basic and diluted net loss per share available to common stockholders for the three and six months ended June 30, 2011 and 2012:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amount)	2011	2012	2011	2012

Net Loss Per Share:
Numerator:
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(29,051)	$(20,026)	$(42,508)	$(43,310)
Plus: Unaccreted dividends on convertible preferred stock	(2,129)	(67)	(3,666)	(2,107)
Net loss available to common stockholders—basic and diluted	(31,180)	(20,093)	(46,174)	(45,417)
Denominator:
Weighted-average common shares—basic and diluted	11,282	90,581	11,158	51,214
Net loss per share available to common stockholders—basic and diluted	$(2.76)	$(0.22)	$(4.14)	$(0.89)

The following common stock equivalents of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2011 and 2012, as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive:

	As of June 30,
(in thousands)	2011	2012

Convertible preferred stock	66,256	—
Options to purchase common stock	17,728	17,455
Convertible preferred stock warrants	303	—
Common stock warrants	2,937	2,905

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

During the three and six months ended June 30, 2011 and 2012, the Company recognized revenue based on the following components of the Sanofi agreement:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2012	2011	2012
Upfront payment	$1,250	$1,250	$2,500	$2,500
Milestone payment	209	521	417	1,933
Development services	4,687	9,160	9,392	17,302
Manufacturing services and other	439	1,106	694	1,627
Total	$6,585	$12,037	$13,003	$23,362

As of December 31, 2011 and June 30, 2012, the Company maintained the following assets and liabilities related to the Sanofi agreement:

(in thousands)	December 31, 2011	June 30, 2012

Accounts receivable, billed	$4,478	$2,013
Accounts receivable, unbilled	2,925	4,909
Deferred revenue	84,466	85,057

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

During the three and six months ended June 30, 2012, the Company recognized research and development expenses of $0.3 million and $5.6 million, respectively, related to the agreement with PharmaEngine. During the three and six months ended June 30, 2011, the Company recognized research and development expenses of $10.5 million related to the agreement with PharmaEngine. These amounts included a $5.0 million milestone payment recognized in the first quarter of 2012 and a $10.0 million upfront payment recognized in the second quarter of 2011.

6.  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, prepaid expenses, accounts receivable, accounts payable and accrued expenses and other short-term assets and liabilities approximate fair value due to the short-term nature of these instruments. Capital lease obligations and convertible preferred stock warrants are also carried at fair value.

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

The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2012 and the input categories associated with those assets and liabilities:

As of December 31, 2011 (in thousands)	Level 1	Level 2	Level 3

Assets:
Cash equivalents — U.S. treasury securities	$35,076	$—	$—
Liabilities:
Convertible preferred stock warrants	—	—	1,516

As of June 30, 2012 (in thousands)	Level 1	Level 2	Level 3

Assets:
Cash equivalents — money market funds	$23,794	$—	$—
Cash equivalents — corporate debt securities	—	6,000	—
Investments — U.S. government agencies securities	—	999	—
Investments — corporate debt securities	—	73,670	—

The Company’s investment portfolio consists of investments classified as cash equivalents and available-for-sale securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents are invested in U.S. treasury and corporate debt securities that approximate their face value. All marketable securities with an original maturity when purchased of greater than three months are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. The fair value of the convertible preferred stock warrants as of December 31, 2011 was determined using the Black-Scholes option valuation model.

The following table provides a roll-forward of the fair value of the convertible preferred stock warrants categorized as Level 3 instruments, for the six months ended June 30, 2012:

(in thousands)	Convertible preferred stock warrants

Balance, December 31, 2011	$1,516
Unrealized gain included in other income (expense)	(587)
Reclassification to common stock warrants	(929)

Balance, June 30, 2012	$—

7.  Accrued Expenses and Other

Accrued expenses and other as of December 31, 2011 and June 30, 2012 consisted of the following:

(in thousands)	December 31, 2011	June 30, 2012

Goods and services	$9,189	$8,708
Payroll and related benefits	3,666	4,313
Contractual liability (Note 10)	—	1,092
Total accrued expenses and other	$12,855	$14,113

8.  Common Stock

During the first quarter of 2012, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 200.0 million shares of $0.01 par value common stock. As of December 31, 2011 and June 30, 2012, the Company had 138.5 million shares and 200.0 million shares, respectively, of $0.01 par value common stock authorized. There were 11,834,000 and 93,540,000 shares of common stock issued and outstanding as of December 31, 2011 and June 30, 2012, respectively. The shares reserved for future issuance as of December 31, 2011 and June 30, 2012 consisted of the following:

(in thousands)	December 31, 2011	June 30, 2012

Conversion of Series B, Series C, Series D, Series E, Series F and Series G convertible preferred stock	66,256	—
Convertible preferred stock warrants	302	—
Common stock warrants	2,640	2,905
Equity compensation plans	17,617	17,455

	86,815	20,360

9.  Stock-Based Compensation

As of December 31, 2011, there were 830,000 shares of common stock available to be issued under the 2008 Stock Incentive Plan, as amended (the “2008 Plan”). The 2011 Stock Incentive Plan (the “2011 Plan”) became effective upon closing of the Company’s initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2011 Plan increased the total number of shares of common stock available to be issued by 3.5 million.

During the six months ended June 30, 2011 and 2012, the Company issued options to purchase 1.9 million and 0.3 million shares of common stock, respectively. These options generally vest over a three-year period for employees and immediately for directors. After the closing of the Company’s initial public offering in April 2012, options granted to directors will be issued with a one-year vesting period. During the six months ended June 30, 2011, the Company also issued options to purchase 0.1 million shares of common stock to non-employees. The assumptions used to determine the fair value of options granted to non-employees were consistent with those used for employee grants.

The weighted-average assumptions used to estimate the fair value of options at the date of grant for the three and six months ended June 30, 2011 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Risk-free interest rate	2.5%	0.89-1.11%	2.5%	0.89-1.11%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.0-5.9 years	5.8-5.9 years	5.0-5.9 years	5.8-5.9 years
Expected volatility	73%	71-72%	73%	71-72%

The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2011 and 2012:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2012	2011	2012
Employee awards:
Research and development	$933	$945	$1,633	$1,853
General and administrative	1,775	432	2,048	862
Stock-based compensation for employee awards	2,708	1,377	3,681	2,715
Stock-based compensation for non-employee awards	56	33	103	34
Total stock-based compensation	$2,764	$1,410	$3,784	$2,749

The following table summarizes stock option activity during the six months ended June 30, 2012:

(in thousands, except per share amounts)	Number of shares	Weighted average exercise price	Aggregate intrinsic value

Outstanding, December 31, 2011	17,617	$2.56	$74,329
Granted	294	$6.73
Exercised	(378)	$2.24
Forfeited	(78)	$3.42

Outstanding, June 30, 2012	17,455	$2.63	$81,093

Exercisable, June 30, 2012	14,529	$2.27	$72,740
Vested and expected to vest, June 30, 2012	17,304	$2.61	$80,782

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the respective balance sheet date.

10.  Commitments and Contingencies

Operating leases

The Company leases its office, laboratory and manufacturing space under non-cancellable operating leases. Total rent expense under these operating leases was $797,000 and $1,089,000 for the three months ended June 30, 2011 and 2012, respectively, and $1,497,000 and $1,981,000 for the six months ended June 30, 2011 and 2012, respectively.

During March 2012, the Company entered into a lease amendment to further expand its office, laboratory and manufacturing space. The amendment leases additional space for a seven year term effective March 2012. The aggregate rent due over the seven year term of the lease amendment is approximately $2.7 million. As part of this agreement, the landlord agreed to reimburse the Company for a portion of tenant improvements made to the facility, up to a total of $464,000. Tenant improvements are recorded in deferred lease benefits on the accompanying condensed consolidated balance sheets and amortized over the term of the lease as reductions to rent expense.

Contingencies

Contractual matter

The Company manufactures MM-121 under a license and collaboration agreement with Sanofi. Under this agreement, Sanofi reimburses the Company for direct costs incurred in manufacturing. During 2009 and 2010, the Company utilized a third party contractor to perform fill-finish manufacturing services. This third party contractor experienced U.S. Food and Drug Administration (“FDA”) inspection issues with its quality control process that resulted in a formal warning letter from the FDA. Following a review by Sanofi and the Company, some MM-121 was pulled from clinical trial sites and replaced with MM-121 that was filled by a different contractor. Sanofi had requested that the Company assume financial responsibility for the MM-121 material that was pulled from clinical trial sites. The Company and Sanofi have since agreed that, beginning in April 2012 and throughout 2013, the Company will reimburse Sanofi approximately $1.2 million of previously billed amounts. The Company’s revenue recognition model for manufacturing services performed under the license and collaboration agreement with Sanofi is to recognize these services over the period of performance, which is currently estimated to be 12 years from the effective date of the agreement. Removal of these previously billed amounts from the revenue recognition model and establishing this contractual liability resulted in an earnings reduction of $0.2 million for the three months ended March 31, 2012 in the accompanying condensed consolidated statement of comprehensive income (loss).

11.  Related Party Transactions

In connection with the initial public offering of the Company’s common stock, Sanofi purchased 5,217,391 shares of the Company’s common stock in April 2012.

In June 2012, the Company entered into a Right of Review Agreement (the “Agreement”) with Sanofi pursuant to which, if the Company determines to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in the Company’s pipeline (an “Opportunity”), the Company will notify Sanofi of such Opportunity. Following such notice, Sanofi will have a specified period of time to determine whether to exercise an additional right to exclusively negotiate an agreement with the Company with respect to such Opportunity for a specified period of time. The Agreement terminates on April 1, 2017.

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

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, an initial public offering of our common stock and, to a lesser extent, through government grants and the monetization of tax credits. Through June 30, 2012, we have received $268.2 million from the sale of convertible preferred stock and warrants, $98.1 million of net proceeds from the sale of common stock during our April 2012 initial public offering, or IPO, and $158.7 million of upfront license fees, milestone payments, reimbursement of development and manufacturing services and other payments from our collaborations. As of June 30, 2012, we had unrestricted cash and cash equivalents and available-for-sale securities of $106.7 million. We expect our existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of June 30, 2012 to be sufficient to fund operations into the second half of 2013.

In April 2012, we closed our IPO pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of dividends on our Series B convertible preferred stock. At the time of our IPO, our convertible preferred stock and warrants to purchase convertible preferred stock automatically converted to common stock and warrants to purchase common stock.

We have never been profitable and, as of June 30, 2012, we had an accumulated deficit of $394.1 million. Our net loss was $20.1 million and $43.5 million for the three and six months ended June 30, 2012, respectively, and $29.2 million and $42.7 million for the three and six months ended June 30, 2011, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

We are also considering arrangements to use our manufacturing capabilities to manufacture drug product on behalf of third party pharmaceutical companies. We have no current agreements or commitments for any such arrangements.

Strategic Partnerships, Licenses and Collaborations

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi for the development and commercialization of MM-121. Under this agreement, we granted Sanofi an exclusive, royalty-bearing, worldwide right and license to develop and commercialize MM-121 in exchange for payment by Sanofi of an upfront license fee of $60.0 million, up to $410.0 million in potential development and regulatory milestone payments, of which we have already received $25.0 million, up to $60.0 million in potential sales milestone payments and tiered, escalating royalties beginning in the sub-teen double digits based on net sales of MM-121 in the United States and beginning in the high single digits based on net sales of MM-121 outside the United States. We have the right, but not the obligation, to co-promote and commercialize MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials, which we are currently conducting. If we co-promote MM-121 in the United States, we will be responsible for paying our sales force costs and a specified percentage of direct medical affairs, marketing and promotion costs for MM-121 in the United States and will be eligible to receive tiered, escalating royalties beginning in the high teens based on net sales of MM-121 in the United States. We are also entitled to an increase in the royalty rate if a diagnostic product is actually used with MM-121 in the treatment of solid tumor indications. Sanofi is responsible for all development and manufacturing costs for MM-121. Although Sanofi will ultimately be responsible for manufacturing MM-121 under the agreement, we are currently manufacturing MM-121 for use in ongoing clinical trials. Sanofi has assumed responsibility for all manufacturing of MM-121 for Phase 3 clinical trials. Sanofi reimburses us for internal time at a designated full-time equivalent rate per year and reimburses us for direct costs and services related to the development and manufacturing of MM-121.

In June 2012, we entered into a right of review agreement with Sanofi pursuant to which, if we determine to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in our pipeline, we will notify Sanofi of such opportunity. Following such notice, Sanofi will have a specified period of time to review the opportunity and determine whether to exercise an additional right to exclusively negotiate an agreement with us with respect to such opportunity for a specified period of time. The right of review terminates on April 1, 2017.

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services as incurred and recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of our agreement with Sanofi. During the three and six months ended June 30, 2011 and 2012, we recognized revenue based on the following components of the Sanofi agreement:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2012	2011	2012
Upfront payment	$1,250	$1,250	$2,500	$2,500
Milestone payment	209	521	417	1,933
Development services	4,687	9,160	9,392	17,302
Manufacturing services and other	439	1,106	694	1,627
Total	$6,585	$12,037	$13,003	$23,362

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we now have the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine during the first quarter of 2012 in connection with dosing the first patient in our Phase 3 clinical trial of MM-398. We may be required to make up to an aggregate of $75.0 million in additional development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the May 2011 agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three and six months ended June 30, 2012, we recognized research and development expense of $0.3 million and $5.6 million, respectively, under the May 2011 agreement with PharmaEngine. During the three and six months ended June 30, 2011, we recognized research and development expense of $10.5 million under the May 2011 agreement with PharmaEngine.

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

		Current stage	Three months ended June 30,		Six months ended June 30,
(in thousands)	Indication	of development	2011	2012	2011	2012
MM-398	Cancer	Phase 3	$12,524	$3,577	$12,971	$11,371
MM-121	Cancer	Phase 2	5,249	9,238	11,241	17,432
MM-111	Cancer	Phase 1/Phase 2 planned	2,609	3,542	4,871	5,445
MM-302	Cancer	Phase 1	1,365	2,298	2,710	3,827
MM-151	Cancer	Phase 1	3,055	1,414	6,320	4,230
Preclinical, general research and discovery			5,452	7,744	9,442	16,251
Stock compensation			933	945	1,633	1,853
Total research and development expense			$31,187	$28,758	$49,188	$60,409

MM-398

MM-398 is currently being evaluated in a Phase 3 clinical trial as a therapy in metastatic pancreatic cancer for patients who have failed treatment with gemcitabine. During the second quarter of 2012, we amended the trial design for our Phase 3 clinical trial, and our current estimate for the external costs associated with completing the Phase 3 clinical trial is between $24.0 million and $29.0 million. In addition, several investigator sponsored trials are ongoing in which the majority of the total clinical trial costs are paid by the investigators. Investigator sponsored trials include a Phase 2 clinical trial in colorectal cancer, a Phase 1 clinical trial in colorectal cancer and a Phase 1 clinical trial in glioma.

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

MM-121

We have entered into a license and collaboration agreement with Sanofi related to MM-121. Under the terms of the agreement, we are currently responsible for leading clinical development through Phase 2 proof of concept trials for each indication. Although Sanofi will ultimately be responsible for manufacturing MM-121 under the license and collaboration agreement, we are currently manufacturing MM-121 for use in ongoing clinical trials. Sanofi has assumed responsibility for all manufacturing of MM-121 for Phase 3 clinical trials. All expenses related to manufacturing are required to be reimbursed by Sanofi. Sanofi pays a portion of the estimated manufacturing campaign costs upfront and the remainder during and upon completion of the manufacturing campaign in accordance with an agreed upon budget. We separately record revenue and expenses on a gross basis under this arrangement. Sanofi is responsible for all development and manufacturing costs of MM-121. We are currently conducting three Phase 2 clinical trials, one Phase 1/2 clinical trial and four Phase 1 clinical trials of MM-121 in multiple cancer types. During the third quarter of 2010, we received a $10.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in breast cancer. During the fourth quarter of 2011, we received a $10.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in non-small cell lung cancer. During the first quarter of 2012, we received a $5.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in ovarian cancer.

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

General and administrative expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our executive, legal, intellectual property, business development, finance, purchasing, accounting, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, pre-commercial consulting costs, and accounting and information technology services. We expect that general and administrative expense will increase in future periods in proportion to increases in research and development and as a result of increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to develop and commercialize our clinical products.

Other income (expense)

Other income (expense) primarily consists of gains and losses on the change in value and time to expiration of convertible preferred stock warrants, the recognition of federal and state sponsored tax incentives and other one-time income or expense-related items.

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

Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. We did not enter into any significant multiple element arrangements or materially modify any of our existing multiple element arrangements during the year ended December 31, 2011 or the six months ended June 30, 2012. Our existing collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

Contractual matter

We manufacture MM-121 under a license and collaboration agreement with Sanofi. Under this agreement, Sanofi reimburses us for direct costs incurred in manufacturing. During 2009 and 2010, we utilized a third party contractor to perform fill-finish manufacturing services. This third party contractor experienced U.S. Food and Drug Administration, or FDA, inspection issues with its quality control process that resulted in a formal warning letter from the FDA. Following a review by Sanofi and us, some MM-121 was pulled from clinical trial sites and replaced with MM-121 that was filled by a different contractor. Sanofi had requested that we assume financial responsibility for the MM-121 material that was pulled from clinical trial sites. We and Sanofi have since agreed that, beginning in April 2012 and throughout 2013, we will reimburse Sanofi approximately $1.2 million of previously billed amounts. Our revenue recognition model for manufacturing services performed under the license and collaboration agreement with Sanofi is to recognize these services over the period of performance, which is currently estimated to be 12 years from the effective date of the agreement. Removal of these previously billed amounts from our revenue recognition model and establishing this contractual liability resulted in an earnings reduction of $0.2 million for the three months ended March 31, 2012.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Among other provisions, the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act.

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

Results of Operations

Comparison of the three months ended June 30, 2011 and 2012

	Three months ended June 30,
(in thousands)	2011	2012
Collaboration revenues	$6,595	$12,063
Research and development expenses	31,187	28,758
General and administrative expenses	4,832	3,610
Loss from operations	(29,424)	(20,305)
Interest income	29	54
Interest expense	(4)	—
Other income	203	112
Net loss	$(29,196)	$(20,139)

Collaboration revenues

Collaboration revenues for the three months ended June 30, 2012 were $12.1 million, compared to $6.6 million for the three months ended June 30, 2011, an increase of $5.5 million, or 83%. This increase resulted from increases in development services, milestone and manufacturing revenues recognized under the license and collaboration agreement with Sanofi.

Research and development expenses

Research and development expenses for the three months ended June 30, 2012 were $28.8 million, compared to $31.2 million for the three months ended June 30, 2011, a decrease of $2.4 million, or 8%. This decrease was primarily attributable to:

•                  $8.9 million of decreased MM-398 spending due primarily to the absence of a $10.0 million upfront license payment to PharmaEngine, which was made in 2011, partially offset by increased costs associated with our Phase 3 clinical trial; and

•                  $1.6 million of decreased MM-151 spending primarily due to the absence of IND-enabling activities that occurred in 2011.

These decreases were partially offset by the following increases:

•                  $4.0 million of increased MM-121 spending due to initiation of new clinical trials and increased spending on ongoing clinical trials;

•                  $2.3 million of increased spending on preclinical, general research and discovery due to an increase in the number of preclinical programs in our pipeline and the timing of material and supply purchases;

•                  $0.9 million of increased MM-302 spending due to increased preclinical and clinical costs; and

•                  $0.9 million of increased MM-111 spending due to the timing of clinical trial activities.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2012 were $3.6 million, compared to $4.8 million for the three months ended June 30, 2011, a decrease of $1.2 million, or 25%. This decrease was primarily attributable to a decrease in stock compensation expense related to the timing of annual grants of stock options, partially offset by increased costs associated with our IPO.

Comparison of the six months ended June 30, 2011 and 2012

	Six months ended June 30,
(in thousands)	2011	2012
Collaboration revenues	$13,056	$23,407
Research and development expenses	49,188	60,409
General and administrative expenses	7,933	7,338
Loss from operations	(44,065)	(44,340)
Interest income	43	63
Interest expense	(10)	—
Other income	1,301	736
Net loss	$(42,731)	$(43,541)

Collaboration revenues

Collaboration revenues for the six months ended June 30, 2012 were $23.4 million, compared to $13.1 million for the six months ended June 30, 2011, an increase of $10.3 million, or 79%. This increase resulted from increases in development services, milestone and manufacturing revenues recognized under the license and collaboration agreement with Sanofi.

Research and development expenses

Research and development expenses for the six months ended June 30, 2012 were $60.4 million, compared to $49.2 million for the six months ended June 30, 2011, an increase of $11.2 million, or 23%. This increase was primarily attributable to:

•                  $6.8 million of increased spending on preclinical, general research and discovery due to an increase in the number of preclinical programs in our pipeline, the timing of material and supply purchases and an antibody discovery related payment of $0.4 million made in the first quarter of 2012;

•                  $6.2 million of increased MM-121 spending due to initiation of new clinical trials and increased spending on ongoing clinical trials;

•                  $1.1 million of increased MM-302 spending due to increased preclinical and clinical costs;

•                  $0.6 million of increased MM-111 spending due to the timing of clinical trial activities; and

•                  $0.2 million of increased stock compensation expense due to increased research and development headcount, partially offset by the timing of annual grants to existing employees.

These increases were partially offset by the following decreases:

•                  $2.1 million of decreased MM-151 spending primarily due to the absence of IND-enabling activities that occurred in 2011, partially offset by a $1.5 million collaboration payment made during the first quarter of 2012 and increased costs associated with a Phase 1 dose escalation clinical study in 2012; and

•                  $1.6 million of decreased MM-398 spending due primarily to the absence of an upfront $10.0 million license payment to PharmaEngine, which was made in 2011, partially offset by increased costs associated with our Phase 3 clinical trial.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2012 were $7.3 million, compared to $7.9 million for the six months ended June 30, 2011, a decrease of $0.6 million, or 8%. This decrease was primarily attributable to a decrease in stock compensation expense related to the timing of annual grants of stock options to existing employees, executives and directors, partially offset by increases in labor and labor-related costs and an increase in costs related to our IPO.

Other income

Other income for the six months ended June 30, 2012 was $0.8 million, compared to $1.3 million for the six months ended June 30, 2011, a decrease of $0.5 million, or 38%. This decrease was primarily due to the absence of a $1.8 million cash settlement from a former service provider recognized in the first quarter of 2011, partially offset by a $1.2 million benefit from the re-measurement of fair value of our convertible preferred stock warrants.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, an IPO and, to a lesser extent, through government grants and the monetization of tax credits. Through June 30, 2012, we have received $268.2 million from the sale of convertible preferred stock and warrants, $98.1 million of net proceeds from the sale of common stock during our IPO and $158.7 million of upfront license fees, milestone payments, reimbursement of development and manufacturing services and other payments from our collaborations. As of June 30, 2012, we had unrestricted cash and cash equivalents and available-for-sale securities of $106.7 million. We expect our existing unrestricted cash and cash equivalents on hand as of June 30, 2012 to be sufficient to fund operations into the second half of 2013.

In April 2012, we closed our IPO pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of dividends on our Series B convertible preferred stock. At the time of our IPO, our convertible preferred stock and warrants to purchase convertible preferred stock automatically converted to common stock and warrants to purchase common stock.

As of June 30, 2012, within our unrestricted cash and cash equivalents and available-for-sale securities, there was $1.2 million related to the cash and cash equivalents held by our majority owned subsidiary Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $1.2 million is designated for the operations of Silver Creek.

We made a $1.5 million payment under our collaboration agreement with Adimab LLC and an antibody discovery related payment of $0.4 million during the first quarter of 2012. Also during the first quarter of 2012, we received a $5.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in ovarian cancer.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2011 and 2012.

(in	Six months ended June 30,
thousands)	2011	2012
Cash used in operating activities	$(30,345)	$(40,442)
Cash used in investing activities	(1,832)	(74,816)
Cash provided by financing activities	77,099	96,847
Net increase (decrease) in cash and cash equivalents	$44,922	$(18,411)

Operating activities

Cash used in operating activities of $30.3 million during the six months ended June 30, 2011 was primarily a result of our $42.7 million net loss, partially offset by non-cash items of $6.6 million and changes in operating assets and liabilities of $5.7 million. Cash used in operating activities of $40.4 million during the six months ended June 30, 2012 was primarily a result of our net loss of $43.5 million and changes in operating assets and liabilities of $1.3 million, which includes receipt of a $5.0 million milestone payment under our license and collaboration agreement with Sanofi, partially offset by non-cash items of $4.4 million.

Investing activities

Cash used in investing activities during the six months ended June 30, 2011 was primarily due to the purchase of property and equipment. Cash used in investing activities during the six months ended June 30, 2012 was primarily due to the purchase of marketable securities, as well as $1.0 million related to the purchase of property and equipment and other investing activities.

Financing activities

Cash provided by financing activities of $77.1 million for the six months ended June 30, 2011 was primarily a result of proceeds of $76.9 million received for our Series G convertible preferred stock financing, net of offering costs. Cash provided by financing activities of $96.8 million during the six months ended June 30, 2012 was primarily a result of our IPO, net of offering costs, which closed in April 2012, partially offset by $4.0 million in payments on our Series B convertible preferred stock dividends.

Funding requirements

As of June 30, 2012, we had unrestricted cash and cash equivalents and available-for-sale securities of $106.7 million.

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

We expect that the net proceeds from our IPO, together with our existing cash and cash equivalents, anticipated interest income and anticipated milestone payments and development and manufacturing funding under our collaboration with Sanofi related to MM-121 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Contractual obligations and commitments

On April 3, 2012, upon the closing of our IPO, we became required to pay the former holders of Series B convertible preferred stock cash dividends of approximately $4.3 million. As of June 30, 2012, we had made dividend payments of approximately $4.0 million.

During the first quarter of 2012, we entered into a lease amendment to further expand our office, laboratory and manufacturing space. The amendment leases additional space for a seven year term effective March 2012. The aggregate rent due over the seven year term of the lease amendment is approximately $2.7 million.

We and Sanofi have agreed that, beginning in 2012 and throughout 2013, we will reimburse Sanofi approximately $1.2 million of previously billed amounts. As of June 30, 2012, approximately $0.1 million of this amount had been reimbursed.

Under a collaboration agreement with Dyax Corp, we may be required to make payments of $0.6 million and $0.8 million in the next twelve months related to a pre-clinical program.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02. ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, and we expect to adopt ASU 2012-02 in the third quarter of 2012 upon our annual impairment testing of indefinite-lived intangible assets. We are currently evaluating the impact, if any, that our adoption of ASU 2012-02 will have on our consolidated financial statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

We invest in a variety of financial instruments, principally deposits, money market funds, securities issued by the U.S. government and its agencies and corporate debt securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not currently have any auction rate or mortgage-backed securities. We do not believe our cash, cash equivalents and available-for-sale investments have significant risk of default or illiquidity, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $43.5 million for the six months ended June 30, 2012, $79.7 million for the year ended December 31, 2011, $50.2 million for the year ended December 31, 2010 and $49.1 million for the year ended December 31, 2009. As of June 30, 2012, we had an accumulated deficit of $394.1 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, an initial public offering of our common stock and, to a lesser extent, through government grants and the monetization of tax credits. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

Our investments are subject to risks that could result in losses.

We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, including commercial paper, and money market instruments. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities.

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

For example, the favorable results from a Phase 2 clinical trial of MM-398 in patients with metastatic pancreatic cancer may not be predictive of success in our Phase 3 clinical trial of MM-398 for the same indication, in particular because the trials have different efficacy endpoints and the Phase 2 trial was a single arm study that did not compare MM-398 to other therapies. Our Phase 3 trial, as recently amended, is designed to compare the efficacy of each of MM-398 as a monotherapy and MM-398 in combination with 5-FU and leucovorin against a common control of the combination of 5-FU and leucovorin. This Phase 3 trial is based on an expected efficacy endpoint of statistically significant difference in overall survival. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

•                  the supply or quality of our product candidates, companion drugs or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•                  our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

For example, due to a lack of efficacy in clinical trials, we suspended internal development of our product candidate MM-093, a potential therapeutic for autoimmune diseases. We subsequently terminated our development program for this product candidate and licensed it to a third party.

In addition, MM-398 is currently being evaluated in a Phase 2 clinical trial in second-line metastatic colorectal cancer, which is being conducted by GERCOR, a cooperative research group of physicians based in France. This trial was initially designed as a randomized, non-comparative trial evaluating a regimen of fluorouracil, or 5-FU, leucovorin and MM-398 and FOLFIRI, which is a regimen of 5-FU, leucovorin and irinotecan. Roche recently announced results from a Phase 3 clinical trial in second-line metastatic colorectal cancer being conducted in Europe comparing chemotherapy to chemotherapy plus Avastin®. The results of this trial by Roche have modified clinical practice in France. As a result, GERCOR amended the Phase 2 clinical trial of MM-398 to include Avastin in both arms. The amended trial resumed accrual of patients in July 2012, and safety data will be evaluated after the first ten patients are dosed in each arm.

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

In particular, it is possible that the FDA and other regulatory agencies may not consider the results of our Phase 3 clinical trial of MM-398 for the treatment of patients with metastatic pancreatic cancer, once completed, to be sufficient for approval of MM-398 for this indication. In general, the FDA suggests two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive studies will be more secure. Although the FDA informed us that the original design of our Phase 3 clinical trial of MM-398, plus supportive Phase 2 data obtained to date, could potentially provide sufficient safety and effectiveness data for the treatment of patients with metastatic pancreatic cancer, the FDA has further advised us that whether one or two adequate and well controlled clinical trials will be required will be a review issue in connection with a new drug application, or NDA, submission. The FDA has not commented on, and is not required to comment on, the amended protocol of our Phase 3 clinical trial of MM-398. Even if we achieve favorable results in our Phase 3 clinical trial, the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different design.

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

All of our product candidates are still in preclinical or clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Currently marketed therapies for solid tumors are generally limited to some extent by their toxicity. Use of our product candidates as monotherapies in clinical trials also has resulted in adverse events consistent in nature with other marketed therapies. When used in combination with other marketed or investigational therapies, our product candidates may exacerbate adverse events associated with the other therapy. If our product candidates result in undesirable side effects or have characteristics that are unexpected, we may need to modify or abandon their development.

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

Under our license and collaboration agreement, Sanofi has significant control over the conduct and timing of development and commercialization efforts with respect to MM-121. Although we and Sanofi have approved a global development plan, Sanofi may change its development plans for MM-121. We have little control over the amount, timing and quality of resources that Sanofi devotes to the development or commercialization of MM-121. If Sanofi fails to devote sufficient financial and other resources to the development or commercialization of MM-121, the development and commercialization of MM-121 would be delayed or could fail. This would result in a delay in our receiving milestone payments or royalties with respect to MM-121 or in our not receiving such milestone payments or royalties at all.

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

Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are also a party to a right of review agreement with Sanofi pursuant to which, if we determine to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in our pipeline, we will notify Sanofi of such opportunity. Following such notice, Sanofi will have a specified period of time to review the opportunity and determine whether to exercise an additional right to exclusively negotiate an agreement with us with respect to such opportunity for a specified period of time.

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

If our clinical manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected.

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

We currently rely on third party manufacturers for some aspects of the production of our product candidates for preclinical testing and clinical trials, including fill-finish and labeling activities. In addition, while we believe that our existing manufacturing facility, or additional facilities that we will be able to build, will be sufficient to meet our requirements for manufacturing a significant portion of drug substance for our research and development activities, we may need to rely on third party manufacturers for some of these requirements, particularly later stage clinical trials of our antibody product candidates, and, at least in the near term, for commercial supply of any product candidates for which we obtain marketing approval.

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

A former fill-finish contractor received a warning letter from the FDA, which impacted our clinical trials of MM-121 and MM-111.

A third party contractor that we used to fill and package both MM-121 and MM-111 experienced FDA inspection issues with its quality control processes that resulted in a formal warning letter from the FDA. Following a review by Sanofi and us, some MM-121 was pulled from clinical trial sites and replaced with MM-121 that was filled by a different contractor. This restocking is complete and resulted in a few patients missing one or two doses of MM-121. Sanofi had requested that we assume financial responsibility for the MM-121 material that was pulled from clinical trial sites. We and Sanofi have since agreed that, during 2012 and 2013, we will reimburse Sanofi approximately $1.2 million of previously billed amounts.

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

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-

infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We are currently engaged in two ongoing opposition proceedings to European patents in the European Patent Office to narrow or invalidate the claims of patents owned by third parties. For more information, see Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q. We have obtained favorable interim decisions in both oppositions, although both decisions are now under appeal. The ultimate outcome of these oppositions remains uncertain. If we are not ultimately successful in these proceedings, and the issued claims of the patents we are opposing were determined to be valid and construed to cover MM-121 or MM-111, we may not be able to commercialize MM-121 or MM-111 in some or all European countries without infringing such patents. If we infringe a valid claim of these patents, we would need to obtain a license to the patented technology, which may cause us to incur licensing-related costs. For example, under our license and collaboration agreement with Sanofi, we are obligated to pay all licensing costs for specified third party patent rights that we or Sanofi may in the future license for the development and commercialization of MM-121, including the patent rights that are the subject of one of these opposition proceedings. However, a license to the patents that are the subject of these opposition proceedings may not be available on commercially reasonable terms or at all. As a result, we could be liable for monetary damages or we may be forced to delay, suspend, forego or cease commercializing these product candidates in some or all countries in Europe if we were found to infringe a valid claim of these patents. In addition, even if we are ultimately successful in these European opposition proceedings, such results would be limited to our activities in Europe.

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

The process of obtaining regulatory approvals is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, changes in regulatory review for each submitted product application or approval of other products for the same indication may cause delays in the approval or rejection of an application. Regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

For our two other most advanced product candidates, MM-398 and MM-302, although we are also investigating possible in vitro companion diagnostics, we are currently developing in vivo companion diagnostics in the form of imaging agents that may help identify patients likely to benefit from the therapy. Imaging agents are regulated as drugs by the FDA’s Center for Drug Evaluation and Research and, as such, are generally subject to the regulatory requirements applicable to other new drug candidates. Although the FDA has not issued guidance with respect to the simultaneous approval of in vivo diagnostics and therapeutics, it is possible that the FDA will apply a standard similar to that for in vitro diagnostics.

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

If we fail to maintain orphan drug exclusivity for MM-398, we will have to rely on other rights and protections for this product candidate.

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

Our therapeutic product candidates for which we intend to seek approval as biological or drug products may face competition sooner than expected.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Law, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a biologics license application, or BLA. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

In addition, a drug product approved under an NDA, such as MM-398 if it were to be approved, could face generic competition earlier than expected. The enactment of the Generic Drug User Fee Amendments of 2012 as part of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, established a user fee program that will generate hundreds of millions of dollars in resources for the FDA’s generic drug review program. The FDA and the generic drug industry negotiated performance goals, and the influx of resources and performance goals could significantly decrease the timeframe for FDA review of generic drug applications.

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

The FDASIA provides the FDA with new inspection authorities. A drug or biologic will be considered adulterated, with possible resulting civil and criminal penalties, if the owner or operator of the establishment where it is made, processed, packed or held delays, denies, limits or refuses inspection. The FDASIA also replaces the biennial inspection schedule for drugs and biologics with a risk-based inspection schedule. The law grants the FDA authority to require a drug or biologics manufacturer to provide, in advance or instead of an inspection, and at the manufacturer’s expense, any records or other information that the agency may otherwise inspect at the facility. The FDASIA also permits the FDA to share inspection information with foreign governments under certain circumstances. The FDASIA is complex and has yet to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

The FDASIA also provides the FDA with additional authority to exercise against manufacturers of drugs or biologics that are not adhering to pediatric study requirements, which apply even if the manufacturer is not seeking to market the drug or biologic to pediatric patients. As of April 2013, the FDA must issue non-compliance letters to companies who do not meet the pediatric study requirements. The company has an opportunity to respond, and the non-compliance letter and company response will become publicly available.

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

Moreover, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Most recently, on July 9, 2012, President Obama signed the FDASIA into law. The broad, sweeping law establishes new user fee programs and provides the FDA with new authority in the areas of drugs, biologics and medical devices. We are not certain what the full impact of these changes will be on our business, particularly as the FDA will need to publish regulations and issue guidances to implement the new legislation. We are not sure whether additional legislative changes will be enacted, or whether other FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In the area of companion diagnostics, FDA officials indicated in 2010 that the agency planned to issue two guidances in this area. The FDA issued one draft guidance in July 2011. The FDA has yet to issue a second draft guidance and may decide not to issue a second draft guidance or finalize the existing draft guidance. The FDA’s issuance of a final guidance, or issuance of additional draft guidance, could affect our development of in vitro companion diagnostics and the applicable regulatory requirements. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

Our stock price has been and in the future may be subject to substantial price volatility. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2012, we had outstanding 93,718,994 shares of common stock, including the shares that we sold in our initial public offering, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. Of the remaining shares, up to 78,096,254 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of up to 69,489,001 shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and applicable lock-up agreements.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years, until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include but are not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Among other provisions, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected through a registration statement on Form S-1 (File No. 333-175427), which was declared effective by the SEC on March 27, 2012. We received net proceeds from the offering of approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of accrued dividends on the our Series B convertible preferred stock.

As of June 30, 2012, we have used approximately $4.0 million of the proceeds from the offering to pay dividends on our Series B convertible preferred stock and estimate that we have used additional proceeds as follows:

•                  approximately $3.5 million to fund our ongoing clinical program for MM-398;

•                  approximately $3.4 million to fund our ongoing clinical program for MM-111;

•                  approximately $2.2 million to fund our ongoing clinical program for MM-302;

•                  approximately $1.3 million to fund our ongoing clinical program for MM-151;

•                  approximately $7.1 million to fund other research and development efforts; and

•                  approximately $15.8 million to fund working capital, capital expenditures and other general corporate purposes.

The above estimates of proceeds used do not allocate working capital impacts resulting from the timing of payments for corporate purposes to our clinical programs or our other research and development efforts.

We have invested the unused proceeds from the offering in a variety of capital preservation investments, including money market funds and short-term, investment grade, interest bearing corporate debt and U.S. government and U.S. government agencies securities. There has been no material change in our planned use of proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: August 14, 2012	By:	/s/ William A. Sullivan
William A. Sullivan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†	Right of Review Agreement, dated as of June 14, 2012, by and between the Registrant and Sanofi
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†                 Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

*                 Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2012 (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2012 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.