Form 10-Q
period 2012-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2012-11-14
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 31, 2012, there were 94,181,419 shares of Common Stock, $0.01 par value per share, outstanding.

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

•                  our collaborations with PharmaEngine, Inc. related to MM-398 and with Sanofi related to MM-121;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

PART I

FINANCIAL INFORMATION

Item 1.           Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	December 31, 2011	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$50,454	$27,909
Available-for-sale securities	—	58,759
Restricted cash	—	100
Accounts receivable	7,426	6,054
Deferred financing costs	1,946	—
Prepaid expenses and other current assets	5,763	11,259
Total current assets	65,589	104,081
Restricted cash	381	381
Property and equipment, net	6,206	4,834
Other assets	23	1,055
Intangible assets, net	2,485	2,245
In-process research and development	7,010	7,010
Goodwill	3,605	3,605
Total assets	$85,299	$123,211
Liabilities, Convertible Preferred Stock, Non-controlling Interest and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$4,656	$771
Accrued expenses and other	12,855	16,759
Dividends payable	—	88
Capital lease obligations	48	—
Deferred revenues	7,712	8,764
Deferred lease benefits	125	1,295
Deferred tax incentives	755	512
Total current liabilities	26,151	28,189
Deferred revenues	78,033	74,980
Deferred lease benefits	23	6,140
Deferred tax incentives	1,267	883
Convertible preferred stock warrants	1,516	—
Total liabilities	106,990	110,192
Commitments and contingencies (Note 10)
Convertible preferred stock	268,225	—
Non-controlling interest	574	222
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value: no shares and 10,000 shares authorized at December 31, 2011 and September 30, 2012, respectively; no shares issued or outstanding at December 31, 2011 and September 30, 2012, respectively	—	—
Common stock, $0.01 par value: 138,500 and 200,000 shares authorized at December 31, 2011 and September 30, 2012, respectively; 11,834 and 94,029 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	118	940
Additional paid-in capital	60,231	429,195
Accumulated other comprehensive income	—	10
Accumulated deficit	(350,839)	(417,348)
Total stockholders’ (deficit) equity	(290,490)	12,797
Total liabilities, convertible preferred stock, non-controlling interest and stockholders’ (deficit) equity	$85,299	$123,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
(unaudited)	2011	2012	2011	2012

Collaboration revenues	$8,582	$11,323	$21,638	$34,730
Operating expenses
Research and development	23,913	30,885	73,101	91,294
General and administrative	3,306	4,312	11,239	11,650
Total operating expenses	27,219	35,197	84,340	102,944
Loss from operations	(18,637)	(23,874)	(62,702)	(68,214)
Other income and expenses
Interest income	8	64	51	127
Interest expense	(2)	—	(12)	—
Other, net	(93)	490	1,208	1,226
Net loss	(18,724)	(23,320)	(61,455)	(66,861)
Less net loss attributable to non-controlling interest	(125)	(121)	(348)	(352)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(18,599)	$(23,199)	$(61,107)	$(66,509)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	59	—	10
Other comprehensive income	—	59	—	10
Comprehensive loss	(18,599)	(23,140)	(61,107)	(66,499)
Net loss per share available to common stockholders—basic and diluted	$(1.81)	$(0.25)	$(5.92)	$(1.05)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	11,389	93,724	11,292	65,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)	Nine months ended September 30,
(unaudited)	2011	2012
Cash flows from operating activities
Net loss	$(61,455)	$(66,861)
Adjustments to reconcile net loss to net cash used in operating activities
Remeasurement of convertible preferred stock warrants	742	(587)
Amortization of premium on available-for-sale securities	—	810
Amortization of deferred lease benefits and tax incentives	(567)	(903)
Depreciation and amortization	4,029	3,036
Stock-based compensation	5,573	4,932
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	—	(1,760)
Accounts receivable	(1,584)	1,372
Accounts payable	3,446	(3,885)
Accrued expenses and other	3,583	3,904
Deferred revenues	1,734	(2,001)
Other assets and liabilities, net	(1,863)	1,561
Net cash used in operating activities	(46,362)	(60,382)
Cash flows from investing activities
Purchases of available-for-sale securities	—	(73,825)
Proceeds from maturities of available-for-sale securities	—	15,500
Purchases of property and equipment	(2,468)	(1,424)
Other investing activities, net	8	(100)
Net cash used in investing activities	(2,460)	(59,849)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	100,025
Proceeds from issuance of convertible preferred stock, net of offering costs	76,949	—
Proceeds from exercise of stock options	786	1,859
Proceeds from exercise of stock warrants	—	26
Principal payments on capital lease obligations	(394)	(48)
Payment of dividends on Series B convertible preferred stock	—	(4,176)
Net cash provided by financing activities	77,341	97,686
Net increase (decrease) in cash and cash equivalents	28,519	(22,545)
Cash and cash equivalents, beginning of period	30,713	50,454
Cash and cash equivalents, end of period	59,232	27,909
Non-cash investing and financing activities
Conversion of convertible preferred stock to common stock	—	268,225
Conversion of convertible preferred stock warrants to common stock warrants	—	929
Reclassification of deferred financing costs to stockholders’ equity	—	2,748
Dividends on Series B convertible preferred stock declared but not paid	—	88
Supplemental disclosure of cash flows
Cash paid for interest	$12	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics. The Company has five targeted therapeutic oncology candidates in clinical development (MM-398, MM-121, MM-111, MM-302 and MM-151), multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company’s discovery and development effort is driven by Network Biology, which is its proprietary systems biology-based approach to biomedical research.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, its ability to secure additional capital to fund operations, success of clinical trials, development by competitors of new technological innovations, dependence on collaborative arrangements, protection of proprietary technology, compliance with government regulations and dependence on key personnel. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance reporting capabilities.

The Company has incurred significant losses and does not have commercial operations underway. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

In April 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of dividends on the Company’s Series B convertible preferred stock. On November 8, 2012, as further described in Note 12, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) pursuant to which a term loan of up to an aggregate principal amount of $40.0 million is available to the Company. The Loan Agreement provides for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of up to $15.0 million, which is available at any time through December 15, 2012 upon the Company’s request.

As of September 30, 2012, the Company had unrestricted cash and cash equivalents and available-for-sale securities of $86.7 million. The Company expects its existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of September 30, 2012, plus the $40.0 million term loan made available under the Loan Agreement with Hercules, to be sufficient to fund operations into 2014.

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

2.  Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of its condensed consolidated financial statements are as follows:

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2011 and 2012, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2012.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2012, and for the three and nine months ended September 30, 2011 and 2012, is unaudited. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or any future period.

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

There were no changes to the Company’s ownership of Silver Creek during the nine months ended September 30, 2011 and 2012. The Company’s consolidated financial statement activity related to Silver Creek during these periods was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2010	$1,027
Net loss attributable to Silver Creek	(348)
Balance at September 30, 2011	$679

Non-Controlling Interest
Balance at December 31, 2011	$574
Net loss attributable to Silver Creek	(352)
Balance at September 30, 2012	$222

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated financial statements include revenue recognition, lease accounting, useful lives with respect to long-lived assets and intangibles and the valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses, intangible assets, goodwill, in-process research and development and tax valuation reserves. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds and commercial paper.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of December 31, 2011 and September 30, 2012, the Company recorded restricted cash of $381,000 and $481,000, respectively.

Marketable Securities

Marketable securities as of September 30, 2012 consisted of U.S. government agencies securities and corporate debt securities, including commercial paper, which were maintained by an investment manager. The Company classified these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Realized gains and losses are recognized in interest income. There were no realized gains or losses recognized on the sale or maturity of securities during the three and nine months ended September 30, 2012.

Available-for-sale securities, all of which have maturities of twelve months or less, as of September 30, 2012 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
September 30, 2012:
U.S. government agencies securities	$1,000	$—	$—	$1,000
Corporate debt securities	57,749	12	(2)	57,759
Total	$58,749	$12	$(2)	$58,759

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of September 30, 2012 was $22.0 million, representing 8 securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive income (loss) as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense).

Marketable securities in an unrealized loss position as of September 30, 2012 consisted of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
September 30, 2012:
Corporate debt securities	21,979	(2)

The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of September 30, 2012.

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

In January 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the year ended December 31, 2011 or the three and nine months ended September 30, 2012. The Company’s existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

The Company accounts for freestanding warrants as liabilities at their fair value. The Company measures the fair value of the convertible preferred stock warrants at the end of each reporting period and records the change in fair value to other income (expense). For the three months ended September 30, 2011 and 2012, the Company recorded other income related to this remeasurement of $166,000 and $0, respectively, and for the nine months ended September 30, 2011 and 2012, the Company recorded other income (expense) related to this remeasurement of $(742,000) and $587,000, respectively. As described in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, all outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock and reclassified to stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, from non-owner sources and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities. Comprehensive loss from operations was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2012	2011	2012
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(18,599)	$(23,199)	$(61,107)	$(66,509)
Unrealized gain on available-for-sale securities	—	59	—	10
Comprehensive loss	$(18,599)	$(23,140)	$(61,107)	$(66,499)

Other Income (Expense)

The Company records gains and losses on the remeasurement of fair value of convertible preferred stock warrants, the recognition of federal and state sponsored tax incentives and other one-time income or expense-related items in other income (expense).

In January 2010, the Massachusetts Life Sciences Center (“MLSC”), an independent agency of the Commonwealth of Massachusetts, awarded the Company $1,500,000 of tax incentives under its Life Sciences Tax Incentive Program. These incentives allowed the Company to monetize approximately $1,350,000 of state research and development tax credits. The Company received this monetization in 2010. In exchange for these incentives, the Company pledged to hire an incremental 50 employees and retain these employees until at least December 31, 2014. Failure to do so could result in the repayment of some or all of these incentives. The Company deferred and is amortizing the benefit of this monetization on a straight-line basis over the five year performance period, with a cumulative catch-up in the period the pledge was achieved. For the three months ended September 30, 2011 and 2012, the Company recognized $67,000 of benefit in other income in each period. For the nine months ended September 30, 2011 and 2012, the Company recognized $203,000 of benefit in other income in each period.

In January 2011, the MLSC awarded the Company an additional $1,347,000 of tax incentives under its Life Sciences Tax Incentive Program, which allowed the Company to monetize approximately $1,212,000 of state research and development tax credits. The Company received this monetization in the second quarter of 2011. In exchange for these incentives, the Company pledged to hire an incremental 50 employees and retain these employees until at least December 31, 2015. Failure to do so could result in the repayment of some or all of these incentives. The Company deferred and is amortizing the benefit of this monetization on a straight-line basis over the five year performance period, with a cumulative catch-up in the period the pledge was achieved. For the three months ended September 30, 2011 and 2012, the Company recognized $0 and $424,000, respectively, of benefit in other income. For the nine months ended September 30, 2011 and 2012, the Company recognized $0 and $424,000, respectively, of benefit in other income.

Additionally, other income recognized during the nine months ended September 30, 2011 included the impact of a cash settlement of $1.8 million from a former service provider.

Deferred Financing Costs

The Company capitalizes certain legal, accounting and other fees that are directly associated with in-process debt and equity financings as current assets until such financings occur. In the case of an equity financing, after occurrence, these costs are recorded in equity or mezzanine equity, net of proceeds received. In the case of a debt financing, these costs are amortized over the term of the debt.

As of December 31, 2011, the Company recorded deferred financing costs of $1,946,000 in contemplation of an initial public offering. As discussed in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, $2,748,000 of deferred financing costs were netted against the equity proceeds within stockholders’ equity.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, including in-process research and development (“IPR&D”), are evaluated for impairment on an annual basis, or more frequently if an indicator of impairment is present.

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the third quarter of 2012 upon its annual impairment testing of indefinite-lived intangible assets.

No impairment of goodwill or indefinite-lived intangible assets resulted from the Company’s most recent evaluation, which occurred in the third quarter of 2012. This evaluation included a qualitative assessment to determine whether further impairment testing of goodwill and indefinite-lived intangible assets was necessary. It was determined that it was not more likely than not that an impairment existed, and therefore, that further impairment evaluation was not necessary. This determination required management to make significant estimates, judgments and assumptions as to development activities and future commercial potential of IPR&D and to assess the impact of significant events, milestones and changes to expectations and activities that may have occurred since the last impairment evaluation.   Specifically, management considered the estimates of time and cost until commencing commercial activities, estimates of future revenues and cash flows, estimates of probabilities of success of the Company’s IPR&D and discount rates. Significant changes to these estimates, judgments and assumptions could materially change the outcome of management’s impairment assessment. The Company’s next annual impairment evaluation will be made in the third quarter of 2013, unless indicators arise that would require the Company to evaluate at an earlier date.

The Company commences amortization of indefinite-lived intangible assets, such as IPR&D, once the assets have reached technological feasibility or are determined to have an alternative future use and amortizes the assets over their estimated future life. Amortization of IPR&D has not commenced as of September 30, 2012.

Definite-lived intangible assets, such as core technology, are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable. Definite-lived intangible assets are separate from goodwill and indefinite-lived intangible assets and are deemed to have a definite life. The Company amortizes these assets over their estimated useful life. The Company has not recorded any impairment charges related to definite-lived intangible assets.

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

The following table presents the computation of basic and diluted net loss per share available to common stockholders for the three and nine months ended September 30, 2011 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amount)	2011	2012	2011	2012
Net Loss Per Share:
Numerator:
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(18,599)	$(23,199)	$(61,107)	$(66,509)
Plus: Unaccreted dividends on convertible preferred stock	(2,062)	—	(5,728)	(2,107)
Net loss available to common stockholders—basic and diluted	(20,661)	(23,199)	(66,835)	(68,616)
Denominator:
Weighted-average common shares—basic and diluted	11,389	93,724	11,292	65,487
Net loss per share available to common stockholders—basic and diluted	$(1.81)	$(0.25)	$(5.92)	$(1.05)

The following common stock equivalents of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2011 and 2012, as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive:

	As of September 30,
(in thousands)	2011	2012
Convertible preferred stock	66,256	—
Options to purchase common stock	17,522	19,812
Convertible preferred stock warrants	303	—
Common stock warrants	2,937	2,891

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

During the three and nine months ended September 30, 2011 and 2012, the Company recognized revenue based on the following components of the Sanofi agreement:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2012	2011	2012
Upfront payment	$1,250	$1,250	$3,750	$3,750
Milestone payment	208	521	625	2,454
Development services	6,584	8,598	15,976	25,900
Manufacturing services and other	520	935	1,214	2,562
Total	$8,562	$11,304	$21,565	$34,666

As of December 31, 2011 and September 30, 2012, the Company maintained the following accounts receivable and deferred revenue related to the Sanofi agreement:

(in thousands)	December 31, 2011	September 30, 2012
Accounts receivable, billed	$4,478	$1,562
Accounts receivable, unbilled	2,925	4,471
Deferred revenue	84,466	82,522

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

During the three months ended September 30, 2011 and 2012, the Company recognized research and development expenses of $0.4 million and $0.3 million, respectively, and during the nine months ended September 30, 2011 and 2012, the Company recognized research and development expenses of $10.9 million and $5.8 million, respectively, related to the agreement with PharmaEngine. These amounts included a $5.0 million milestone payment recognized in the first quarter of 2012 and a $10.0 million upfront payment recognized in the second quarter of 2011.

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

The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2012 and the input categories associated with those assets and liabilities:

As of December 31, 2011 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents — money market funds	$35,076	$—	$—
Liabilities:
Convertible preferred stock warrants	—	—	1,516

As of September 30, 2012 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents — money market funds	$25,197	$	$
Investments — U.S. government agencies securities		1,000
Investments — corporate debt securities		57,759

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

The following table provides a roll-forward of the fair value of the convertible preferred stock warrants categorized as Level 3 instruments, for the nine months ended September 30, 2012:

(in thousands)	Convertible preferred stock warrants
Balance, December 31, 2011	$1,516
Unrealized gain included in other income (expense)	(587)
Reclassification to common stock warrants	(929)
Balance, September 30, 2012	$—

7.  Accrued Expenses and Other

Accrued expenses and other as of December 31, 2011 and September 30, 2012 consisted of the following:

(in thousands)	December 31, 2011	September 30, 2012
Goods and services	$9,189	$11,400
Payroll and related benefits	3,666	4,384
Contractual liability (Note 10)	—	975
Total accrued expenses and other	$12,855	$16,759

8.  Common Stock

During the first quarter of 2012, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 200.0 million shares of $0.01 par value common stock. As of December 31, 2011 and September 30, 2012, the Company had 138.5 million shares and 200.0 million shares, respectively, of $0.01 par value common stock authorized. There were 11,834,000 and 94,029,000 shares of common stock issued and outstanding as of December 31, 2011 and September 30, 2012, respectively. The shares reserved for future issuance as of December 31, 2011 and September 30, 2012 consisted of the following:

(in thousands)	December 31, 2011	September 30, 2012
Conversion of Series B, Series C, Series D, Series E, Series F and Series G convertible preferred stock	66,256	—
Convertible preferred stock warrants	302	—
Common stock warrants	2,640	2,891
Options to purchase common stock	17,617	19,812
	86,815	22,703

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

During the nine months ended September 30, 2011 and 2012, the Company issued options to purchase 1.9 million and 3.2 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Prior to the closing of the Company’s initial public offering in April 2012, options previously granted to directors had vested immediately. After the closing of the Company’s initial public offering in April 2012, options granted to directors vest over a one-year period. During the nine months ended September 30, 2011 and 2012, the Company also issued options to purchase 0.1 million shares of common stock to non-employees in each period. The assumptions used to estimate the fair value of options granted to non-employees at the date of grant were materially consistent with those used for employee and director grants.

The weighted-average assumptions used to estimate the fair value of employee and director options at the date of grant for the three and nine months ended September 30, 2011 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Risk-free interest rate	1.6%	0.7-0.9%	1.6-2.5%	0.9-1.1%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.9 years	5.3-5.9 years	5.0-5.9 years	5.3-5.9 years
Expected volatility	73%	66%-68%	73%	66-72%

The Company recognized stock-based compensation expense as follows for the three and nine months ended September 30, 2011 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2012	2011	2012
Employee awards:
Research and development	$1,021	$1,119	$2,654	$2,972
General and administrative	405	681	2,453	1,544
Stock-based compensation for employee awards	1,426	1,800	5,107	4,516
Stock-based compensation for non-employee awards	363	383	466	416
Total stock-based compensation	$1,789	$2,183	$5,573	$4,932

The following table summarizes stock option activity during the nine months ended September 30, 2012:

(in thousands, except per share amounts)	Number of shares	Weighted average exercise price	Aggregate intrinsic value
Outstanding, December 31, 2011	17,617	$2.56	$74,329
Granted	3,220	$7.46
Exercised	(857)	$2.17
Forfeited	(168)	$4.23
Outstanding, September 30, 2012	19,812	$3.34	$119,270
Exercisable, September 30, 2012	14,692	$2.32	$103,676
Vested and expected to vest, September 30, 2012	19,414	$3.29	$118,313

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the respective balance sheet date.

10.  Commitments and Contingencies

Operating leases

The Company leases its office, laboratory and manufacturing space under non-cancellable operating leases. Total rent expense under these operating leases was $0.8 million and $1.1million for the three months ended September 30, 2011 and 2012, respectively, and $2.3 million and $3.1 million for the nine months ended September 30, 2011 and 2012, respectively.

During March 2012, the Company entered into a facility lease amendment to further expand its office, laboratory and manufacturing space. The amendment leased additional space for a seven-year term effective March 2012. The aggregate additional rent due over the seven-year term of the lease amendment is approximately $2.7 million. As part of this amendment, the landlord agreed to reimburse the Company for a portion of tenant improvements made to the facility, up to a total of $0.5 million.

During August 2012, the Company entered into an Indenture of Lease (the “Amended Lease”), which amended and restated its facility lease, including all previous amendments. Under the Amended Lease, the Company retained its existing office, laboratory and manufacturing space at its existing facility and agreed to occupy approximately 23,000 square feet of additional space, for a total of 109,000 square feet (the “Leased Space”), all of which is leased until June 30, 2019. The aggregate minimum lease payments due over the seven-year term of the Amended Lease is approximately $31.5 million. As part of the Amended Lease, the landlord agreed to reimburse the Company for a portion of tenant improvements made to the facility, up to approximately $6.6 million, with approximately $4.6 million reimbursable in 2012 and $1.0 million reimbursable in each of 2013 and 2014. As a result, the Company recorded amounts receivable from the landlord of $5.6 million in prepaid expenses and other current assets and $1.0 million in other non-current assets, with a corresponding and offsetting entry recorded to deferred lease benefits. Tenant improvements recorded in deferred lease benefits are amortized over the term of the lease as reductions to rent expense. The Amended Lease expires on June 30, 2019. The Company retains an option to renew the Amended Lease with respect to all of the Leased Space for an additional period of either one or five years.

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

12.  Subsequent Events

On November 8, 2012, the Company entered into the Loan Agreement with Hercules pursuant to which a term loan of up to an aggregate principal amount of $40.0 million is available to the Company. The Loan Agreement provides for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of up to $15.0 million, which is available at any time through December 15, 2012 upon the Company’s request. The term loan bears interest at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. The Loan Agreement provides for interest-only payments for twelve months and repayment of the aggregate outstanding principal balance of the loan in monthly installments starting on December 1, 2013 and continuing through May 1, 2016. If the Company receives aggregate gross proceeds of at least $75 million in one or more transactions prior to December 1, 2013, including pursuant to a financing or collaboration, the Company may elect to extend the interest-only period by six months so that the aggregate outstanding principal balance of the loan would be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. In addition, the Company paid a fee of $0.3 million upon closing and is required to pay a fee of $1.2 million at maturity. At the Company’s option, the Company may elect to prepay all or any part of the outstanding term loan without penalty. In connection with the Loan Agreement, the Company granted Hercules a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property. The Loan Agreement also contains certain representations, warranties and non-financial covenants of the Company. In addition, the Loan Agreement grants Hercules an option to purchase up to an aggregate of $1.0 million of the Company’s equity securities sold to institutional accredited investors in a private financing within one year after the closing of the Loan Agreement upon the same terms and conditions afforded to such investors. The Company received net proceeds of $24.7 million from the initial term loan advance on November 8, 2012.

During the fourth quarter of 2012, the Company triggered a $0.6 million payment to a collaborator associated with a preclinical program.

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

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, an initial public offering of our common stock, a secured debt financing and, to a lesser extent, through government grants and the monetization of tax credits. Through September 30, 2012, we have received $268.2 million from the sale of convertible preferred stock and warrants, $98.1 million of net proceeds from the sale of common stock during our April 2012 initial public offering, or IPO, and $168.2 million of upfront license fees, milestone payments, reimbursement of development and manufacturing services and other payments from our collaborations. As of September 30, 2012, we had unrestricted cash and cash equivalents and available-for-sale securities of $86.7 million.

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

On November 8, 2012, we entered into a Loan and Security Agreement, or Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules, pursuant to which a term loan of up to an aggregate principal amount of $40.0 million is available to us. The Loan Agreement provides for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of up to $15.0 million, which is available at any time through December 15, 2012 upon our request. We expect our existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of September 30, 2012, plus the $40.0 million term loan made available under the Loan Agreement, to be sufficient to fund operations into 2014.

We have never been profitable and, as of September 30, 2012, we had an accumulated deficit of $417.3 million. Our net loss was $23.3 million and $66.9 million for the three and nine months ended September 30, 2012, respectively, and $18.7 million and $61.5 million for the three and nine months ended September 30, 2011, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

We are also considering arrangements to use our manufacturing capabilities to manufacture drug product on behalf of third party pharmaceutical companies. We have no current agreements or commitments for any such arrangements.

Strategic Partnerships, Licenses and Collaborations

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi for the development and commercialization of MM-121. Under this agreement, we granted Sanofi an exclusive, royalty-bearing, worldwide right and license to develop and commercialize MM-121 in exchange for payment by Sanofi of an upfront license fee of $60.0 million, up to $410.0 million in potential development and regulatory milestone payments, of which we have already received $25.0 million, up to $60.0 million in potential sales milestone payments, and tiered, escalating royalties beginning in the sub-teen double digits based on net sales of MM-121 in the United States and beginning in the high single digits based on net sales of MM-121 outside the United States. We have the right, but not the obligation, to co-promote and commercialize MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials, which we are currently conducting. If we co-promote MM-121 in the United States, we will be responsible for paying our sales force costs and a specified percentage of direct medical affairs, marketing and promotion costs for MM-121 in the United States and will be eligible to receive tiered, escalating royalties beginning in the high teens based on net sales of MM-121 in the United States. We are also entitled to an increase in the royalty rate if a diagnostic product is actually used with MM-121 in the treatment of solid tumor indications. Sanofi is responsible for all development and manufacturing costs for MM-121. Although Sanofi will ultimately be responsible for manufacturing MM-121 under the agreement, we are currently manufacturing MM-121 for use in ongoing clinical trials. Sanofi has assumed responsibility for all manufacturing of MM-121 for Phase 3 clinical trials. Sanofi reimburses us for internal time at a designated full-time equivalent rate per year and reimburses us for direct costs and services related to the development and manufacturing of MM-121.

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

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services as incurred and recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of our agreement with Sanofi. During the three and nine months ended September 30, 2011 and 2012, we recognized revenue based on the following components of the Sanofi agreement:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2012	2011	2012
Upfront payment	$1,250	$1,250	$3,750	$3,750
Milestone payment	208	521	625	2,454
Development services	6,584	8,598	15,976	25,900
Manufacturing services and other	520	935	1,214	2,562
Total	$8,562	$11,304	$21,565	$34,666

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we now have the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine during the first quarter of 2012 in connection with dosing the first patient in our Phase 3 clinical trial of MM-398. We may be required to make up to an aggregate of $75.0 million in additional development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the May 2011 agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended September 30, 2011 and 2012, we recognized research and development expense of $0.4 million and $0.3 million, respectively, and during the nine months ended September 30, 2011 and 2012, we recognized research and development expense of $10.9 million and $5.8 million, respectively, under the May 2011 agreement with PharmaEngine.

Financial Operations Overview

Revenues

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, development and manufacturing services, and other payments received from collaborations, primarily with Sanofi, and grant payments received from the National Cancer Institute. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research, development and manufacturing payments from collaborations and royalties from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research, development and manufacturing reimbursements, milestone and other payments from collaborations, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until 2014, at the earliest. If we or our collaborators fail to complete the development of our product candidates in a timely manner or to obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

		Current stage	Three months ended September 30,		Nine months ended September 30,
(in thousands)	Indication	of development	2011	2012	2011	2012
MM-398	Cancer	Phase 3	$2,226	$6,107	$15,196	$17,478
MM-121	Cancer	Phase 2	9,430	8,694	20,671	26,126
MM-111	Cancer	Phase 1/Phase 2 planned	2,554	3,688	7,425	9,133
MM-302	Cancer	Phase 1	1,157	1,874	3,867	5,701
MM-151	Cancer	Phase 1	2,248	1,357	8,568	5,587
Preclinical, general research and discovery			5,277	8,046	14,720	24,297
Stock compensation			1,021	1,119	2,654	2,972
Total research and development expense			$23,913	$30,885	$73,101	$91,294

MM-398

MM-398 is currently being evaluated in a Phase 3 clinical trial in metastatic pancreatic cancer following progression on gemcitabine-containing regimens. During the second quarter of 2012, we amended the trial design for our Phase 3 clinical trial. Our current estimate of the remaining external costs associated with completing the Phase 3 clinical trial is between $20.0 million and $25.0 million. In addition, several investigator sponsored trials are ongoing in which the majority of the total clinical trial costs are paid for by the investigators. Investigator sponsored trials include a Phase 2 clinical trial in colorectal cancer and a Phase 1 clinical trial in glioma.

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

MM-121

We have entered into a license and collaboration agreement with Sanofi related to MM-121. Under the terms of the agreement, we are currently responsible for executing clinical trials through Phase 2 proof of concept trials for each indication. Although Sanofi will ultimately be responsible for manufacturing MM-121 under the license and collaboration agreement, we are currently manufacturing MM-121 for use in ongoing clinical trials. Sanofi has assumed responsibility for all manufacturing of MM-121 for Phase 3 clinical trials. All expenses related to manufacturing are required to be reimbursed by Sanofi. Sanofi pays a portion of the estimated manufacturing campaign costs upfront and the remainder during and upon completion of the manufacturing campaign in accordance with an agreed upon budget. We separately record revenue and expenses on a gross basis under this arrangement. Sanofi is responsible for all development and manufacturing costs of MM-121. We are currently conducting three Phase 2 clinical trials, one Phase 1/2 clinical trial and three Phase 1 clinical trials of MM-121 in multiple cancer types. During the third quarter of 2010, we received a $10.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in breast cancer. During the fourth quarter of 2011, we received a $10.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in non-small cell lung cancer. During the first quarter of 2012, we received a $5.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in ovarian cancer.

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

General and administrative expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our executive, legal, intellectual property, business development, finance, purchasing, accounting, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, pre-commercialization costs, and accounting and information technology services. We expect that general and administrative expense will increase in future periods in proportion to increases in research and development and as a result of increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to develop and commercialize our clinical products.

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

The preparation of these interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, lease accounting, useful lives with respect to long-lived assets and intangibles, valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses and other, intangible assets, goodwill, in-process research and development and tax valuation reserves. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. We did not enter into any significant multiple element arrangements or materially modify any of our existing multiple element arrangements during the year ended December 31, 2011 or the nine months ended September 30, 2012. Our existing collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including not being required to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements. We may remain an emerging growth company for up to five years, until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.0 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year.

Results of Operations

Comparison of the three months ended September 30, 2011 and 2012

	Three months ended September 30,
(in thousands)	2011	2012
Collaboration revenues	$8,582	$11,323
Research and development expenses	23,913	30,885
General and administrative expenses	3,306	4,312

Loss from operations	(18,637)	(23,874)
Interest income	8	64
Interest expense	(2)	—
Other income	(93)	490

Net loss	$(18,724)	$(23,320)

Collaboration revenues

Collaboration revenues for the three months ended September 30, 2012 were $11.3 million, compared to $8.6 million for the three months ended September 30, 2011, an increase of $2.7 million, or 31%. This increase resulted from increases in development services, milestone and manufacturing revenues recognized under the license and collaboration agreement with Sanofi.

Research and development expenses

Research and development expenses for the three months ended September 30, 2012 were $30.9 million, compared to $23.9 million for the three months ended September 30, 2011, an increase of $7.0 million, or 29%. This increase was primarily attributable to:

•                  $3.9 million of increased MM-398 spending primarily due to increased costs associated with our ongoing Phase 3 clinical trial;

•                  $2.8 million of increased spending on preclinical, general research and discovery due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development, including increased costs of $0.8 million due to IND-enabling activities for MM-141;

•                  $1.1 million of increased MM-111 spending due to the timing of clinical trial activities; and

•                  $0.7 million of increased MM-302 spending due to increased preclinical and clinical costs.

These increases were partially offset by the following decreases:

•                  $0.7 million of decreased MM-121 spending primarily due to the timing of manufacturing activities; and

•                  $0.9 million of decreased MM-151 spending primarily due to the absence of IND-enabling activities that occurred in 2011.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2012 were $4.3 million, compared to $3.3 million for the three months ended September 30, 2011, an increase of $1.0 million, or 30%. This increase was primarily attributable to increased labor and labor-related costs, including increased stock compensation expense of $0.3 million, increased rent, insurance and pre-commercialization costs.

Comparison of the nine months ended September 30, 2011 and 2012

	Nine months ended September 30,
(in thousands)	2011	2012
Collaboration revenues	$21,638	$34,730
Research and development expenses	73,101	91,294
General and administrative expenses	11,239	11,650

Loss from operations	(62,702)	(68,214)
Interest income	51	127
Interest expense	(12)	—
Other income	1,208	1,226

Net loss	$(61,455)	$(66,861)

Collaboration revenues

Collaboration revenues for the nine months ended September 30, 2012 were $34.7 million, compared to $21.6 million for the nine months ended September 30, 2011, an increase of $13.1 million, or 61%. This increase resulted from increases in development services, milestone and manufacturing revenues recognized under the license and collaboration agreement with Sanofi.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2012 were $91.3 million, compared to $73.1 million for the nine months ended September 30, 2011, an increase of $18.2 million, or 25%. This increase was primarily attributable to:

•                  $9.6 million of increased spending on preclinical, general research and discovery due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development, including increased costs of $4.1 million due to IND-enabling activities for MM-141, and increased expense due to the timing of material and supply purchases;

•                  $5.5 million of increased MM-121 spending due to increased spending on ongoing clinical trials;

•                  $2.3 million of increased MM-398 spending due to $12.3 million of increased costs primarily attributable to our ongoing Phase 3 clinical trial, partially offset by the absence of a $10.0 million license payment made to PharmaEngine in 2011;

•                  $1.8 million of increased MM-302 spending due to an increase in preclinical and clinical costs; and

•                  $1.7 million of increased MM-111 spending due to an increase in clinical trial activities.

These increases were partially offset by $3.0 million of decreased MM-151 spending primarily due to the absence of IND-enabling activities that occurred in 2011, partially offset by an increase of $0.3 million in payments made to collaborators and increased costs associated with a Phase 1 clinical study which occurred in 2012.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2012 were $11.7 million, compared to $11.2 million for the nine months ended September 30, 2011, an increase of $0.5 million, or 4%. This increase was primarily attributable to increases in labor and labor-related costs, rent, insurance and pre-commercialization costs, partially offset by decreased depreciation expense.

Other income

Other income for the nine months ended September 30, 2011 was $1.2 million, which was comprised of a $1.8 million cash settlement from a former service provider and $0.2 million of recognized income related to the amortization of Massachusetts Life Sciences Center, or MLSC, tax incentives, partially offset by $0.7 million expense from the remeasurement of fair value of our convertible preferred stock warrants. Other income for the nine months ended September 30, 2012 was $1.2 million, which was comprised of $0.6 million of income from the remeasurement of fair value of our convertible preferred stock warrants and $0.6 million related to the amortization of MLSC tax incentives.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, an IPO, a secured debt financing, and, to a lesser extent, through government grants and the monetization of tax credits. Through September 30, 2012, we have received $268.2 million from the sale of convertible preferred stock and warrants, $98.1 million of net proceeds from the sale of common stock during our IPO and $168.2 million of upfront license fees, milestone payments, reimbursement of development and manufacturing services and other payments from our collaborations. As of September 30, 2012, we had unrestricted cash and cash equivalents and available-for-sale securities of $86.7 million.

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

On November 8, 2012, we entered into a Loan Agreement with Hercules pursuant to which a term loan of up to an aggregate principal amount of $40.0 million is available to us. The Loan Agreement provides for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of up to $15.0 million, which is available at any time through December 15, 2012 upon our request. We expect our existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of September 30, 2012, plus the $40.0 million term loan made available under the Loan Agreement, to be sufficient to fund operations into 2014.

As of September 30, 2012, within our unrestricted cash and cash equivalents and available-for-sale securities, there was $0.8 million related to the cash and cash equivalents held by our majority owned subsidiary Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $0.8 million is designated for the operations of Silver Creek.

We made a $1.5 million payment under our collaboration agreement with Adimab LLC and an antibody discovery related payment of $0.4 million during the first quarter of 2012. Also during the first quarter of 2012, we received a $5.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in ovarian cancer.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2011 and 2012.

(in	Nine months ended September 30,
thousands)	2011	2012

Cash used in operating activities	$(46,362)	$(60,382)
Cash used in investing activities	(2,460)	(59,849)
Cash provided by financing activities	77,341	97,686
Net increase (decrease) in cash and cash equivalents	$28,519	$(22,545)

Operating activities

Cash used in operating activities of $46.4 million during the nine months ended September 30, 2011 was primarily a result of our $61.5 million net loss, partially offset by non-cash items of $9.8 million and changes in operating assets and liabilities of $5.3 million. Cash used in operating activities of $60.4 million during the nine months ended September 30, 2012 was primarily a result of our net loss of $66.9 million and changes in operating assets and liabilities of $0.8 million, which includes receipt of a $5.0 million milestone payment under our license and collaboration agreement with Sanofi, partially offset by non-cash items of $7.3 million.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2011 was primarily due to the purchase of property and equipment. Cash used in investing activities during the nine months ended September 30, 2012 was primarily due to the purchase of marketable securities of $73.8 million, which was partially offset by maturities of marketable securities of $15.5 million, as well as $1.4 million related to the purchase of property and equipment and other investing activities.

Financing activities

Cash provided by financing activities of $77.3 million for the nine months ended September 30, 2011 was primarily a result of proceeds of $76.9 million received for our Series G convertible preferred stock financing, net of offering costs. Cash provided by financing activities of $97.7 million during the nine months ended September 30, 2012 was primarily a result of $100.0 million from our IPO, net of offering costs, which closed in April 2012, partially offset by $4.2 million in payments on our Series B convertible preferred stock dividends.

Funding requirements

As of September 30, 2012, we had unrestricted cash and cash equivalents and available-for-sale securities of $86.7 million.

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

We expect that our existing cash and cash equivalents and available-for-sale securities on hand, anticipated interest income, and anticipated milestone payments and research and development and manufacturing funding under our license and collaboration agreement with Sanofi related to MM-121, plus the $40.0 million term loan made available under the Loan Agreement with Hercules, will enable us to fund our operating expenses and capital expenditure requirements into 2014. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•                  the progress and results of the clinical trials of our five most advanced product candidates;

•                  the success of our collaborations with Sanofi related to MM-121 and with PharmaEngine related to MM-398;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external sources of funds, other than our collaboration with Sanofi for the development and commercialization of MM-121, which is terminable by Sanofi for convenience upon 180 days’ prior written notice, and the remaining term loan advance available under our Loan Agreement with Hercules. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and commitments

On April 3, 2012, upon the closing of our IPO, we became required to pay the former holders of Series B convertible preferred stock cash dividends of approximately $4.3 million. As of September 30, 2012, we had made dividend payments of approximately $4.2 million.

During the third quarter of 2012, we entered into an amended and restated lease, which further expanded our office, laboratory and manufacturing space and extended the lease term until June 2019. The aggregate rent due over the seven-year term of the amended and restated lease is approximately $31.5 million.

We and Sanofi have agreed that, beginning in 2012 and throughout 2013, we will reimburse Sanofi approximately $1.2 million of previously billed amounts. As of September 30, 2012, approximately $0.2 million of this amount had been reimbursed.

Under a collaboration agreement, we will be required to make payments of $0.6 million during the fourth quarter of 2012 and $0.8 million within the next twelve months related to a preclinical program.

On November 8, 2012, we entered into a Loan Agreement with Hercules pursuant to which a term loan of up to an aggregate principal amount of $40.0 million is available to us. The Loan Agreement provides for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of up to $15.0 million, which is available at any time through December 15,

2012 upon our request. The term loan bears interest at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. The Loan Agreement provides for interest-only payments for twelve months and repayment of the aggregate outstanding principal balance of the loan in monthly installments starting on December 1, 2013 and continuing through May 1, 2016. If we receive aggregate gross proceeds of at least $75 million in one or more transactions prior to December 1, 2013, including pursuant to a financing or collaboration, we may elect to extend the interest-only period by six months so that the aggregate outstanding principal balance of the loan would be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016.  In addition, we paid a fee of $0.3 million upon closing and are required to pay a fee of $1.2 million at maturity.  At our option, we may elect to prepay all or any part of the outstanding term loan without penalty.  In connection with the Loan Agreement, we granted Hercules a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property.  The Loan Agreement also contains certain representations, warranties and non-financial covenants.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02. ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted ASU 2012-02 in the third quarter of 2012 upon our annual impairment testing of indefinite-lived intangible assets.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

We invest in a variety of financial instruments, principally cash deposits, money market funds, securities issued by the U.S. government and its agencies and corporate debt securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

On November 8, 2012, we entered into a long-term debt agreement for a term loan that bears interest at variable rates. Upon closing of this facility, we had an aggregate principal amount of $25.0 million outstanding. Interest is payable at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. As a result of the 12.55% maximum annual interest rate, we have limited exposure to changes in interest rates on borrowings under this facility. For each 1% increase in the prime rate over 5.25% on the outstanding debt amount, we would have an increase in future cash outflows of approximately $250,000 over the next twelve month period.

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $66.9 million for the nine months ended September 30, 2012, $79.7 million for the year ended December 31, 2011, $50.2 million for the year ended December 31, 2010 and $49.1 million for the year ended December 31, 2009. As of September 30, 2012, we had an accumulated deficit of $417.3 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, an initial public offering of our common stock, a secured debt financing and, to a lesser extent, through government grants and the monetization of tax credits. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of November 8, 2012, under the Loan Agreement with Hercules, we had $25.0 million principal amount of secured debt outstanding from the initial term loan advance and $15.0 million available under an additional term loan advance that we may request at any time through December 15, 2012. We may borrow all or part of the amount available under the additional term loan advance and could in the future incur additional indebtedness beyond such amount.

Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•                  requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•                  increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•                  obligating us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•                  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•                  placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

In addition, we are vulnerable to increases in the market rate of interest because our currently outstanding secured debt and the additional term loan advance available under the Loan Agreement bear interest at a variable rate. If the market rate of interest increases, we will have to pay additional interest on our outstanding debt, which would reduce cash available for our other business needs.

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing debt instruments and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We expect that our existing cash and cash equivalents and available-for-sale securities on hand, anticipated interest income, and anticipated milestone payments and research and development and manufacturing funding under our license and collaboration agreement with Sanofi related to MM-121, plus the $40.0 million term loan made available under the Loan Agreement with Hercules, will enable us to fund our operating expenses and capital expenditure requirements into 2014. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than our collaboration with Sanofi for the development and commercialization of MM-121, which is terminable by Sanofi for convenience upon 180 days’ prior written notice, and the remaining term loan advance under our Loan Agreement with Hercules. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

For example, the favorable results from a Phase 2 clinical trial of MM-398 in patients with metastatic pancreatic cancer may not be predictive of success in our Phase 3 clinical trial of MM-398 for the same indication, in particular because the trials have different efficacy endpoints and the Phase 2 trial was a single arm study that did not compare MM-398 to other therapies. Our Phase 3 trial, as recently amended, is designed to compare the efficacy of each of MM-398 as a monotherapy and MM-398 in combination with fluorouracil, or 5-FU, and leucovorin against a common control of the combination of 5-FU and leucovorin. This Phase 3 trial is based on an expected efficacy endpoint of statistically significant difference in overall survival. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

For example, due to a lack of efficacy in clinical trials, we suspended internal development of our product candidate MM-093, a potential therapeutic for autoimmune diseases. We subsequently terminated our development program for this product candidate and licensed it to third parties.

In addition, MM-398 is currently being evaluated in a Phase 2 clinical trial in second-line metastatic colorectal cancer, which is being conducted by GERCOR, a cooperative research group of physicians based in France. This trial was initially designed as a randomized, non-comparative trial evaluating a regimen of 5-FU, leucovorin and MM-398 and FOLFIRI, which is a regimen of 5-FU, leucovorin and irinotecan. Roche recently announced results from a Phase 3 clinical trial in second-line metastatic colorectal cancer being conducted in Europe comparing chemotherapy to chemotherapy plus Avastin®. The results of this trial by Roche have caused some medical institutions and physicians in France to modify their clinical practice. As a result, GERCOR amended the Phase 2 clinical trial of MM-398 to include Avastin in both arms. The amended trial resumed accrual of patients in July 2012, and safety data will be evaluated after the first ten patients are dosed in each arm.

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

MM-121 is one of our most clinically advanced product candidates. In 2009, we entered into a license and collaboration agreement with Sanofi for the development and commercialization of MM-121. Prior to this collaboration, we did not have a history of working together with Sanofi. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and commercial sale milestones, and provides us with royalty-based revenue if MM-121 is successfully commercialized. We cannot predict the success of the collaboration.

Under our license and collaboration agreement, Sanofi has significant control over the conduct and timing of development and commercialization efforts with respect to MM-121. Although we and Sanofi have approved a global development plan, Sanofi may change its development plans for MM-121 at any time. We have little control over the amount, timing and quality of resources that Sanofi devotes to the development or commercialization of MM-121. If Sanofi fails to devote sufficient financial and other resources to the development or commercialization of MM-121, the development and commercialization of MM-121 would be delayed or could fail. This would result in a delay in our receiving milestone payments or royalties with respect to MM-121 or in our not receiving such milestone payments or royalties at all.

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

If Sanofi terminates our agreement at any time, whether on the basis of our uncured material breach or for any other reason, it would delay or prevent our development of MM-121 and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund the clinical development and commercialization of MM-121 on our own, seek another collaborator or licensee for such clinical development and commercialization, or abandon the development and commercialization of MM-121.

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

We have a manufacturing facility located at our corporate headquarters in Cambridge, Massachusetts. We manufacture drug substance at this facility that we use for research and development purposes and for clinical trials of our product candidates. We do not have experience in manufacturing products at a commercial scale. Our current facility may not be sufficient to permit manufacturing of our antibody product candidates for Phase 3 clinical trials or commercial sale. In order to meet our business plan, which contemplates our internally manufacturing drug substance for most of our clinical trials and, over the long-term, for a significant portion of our commercial requirements, we will need to upgrade and expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, currently, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. Under the America Invents Act enacted in 2011, the United States will be moving to a first to file system in early 2013. We may become involved in opposition, interference or derivation proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

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

We are also aware of issued or pending counterparts to one of these European patents in the United States that may be relevant to our development and commercialization of MM-121. If these patents were determined to be valid and construed to cover MM-121, our development and commercialization of MM-121 in the United States could be delayed or prevented.

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

We expect to expand our development, manufacturing, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Future sales of shares of our common stock, including shares issued upon the exercise of currently outstanding options and warrants, could negatively affect our stock price.

A substantial portion of our outstanding common stock can be traded without restriction at any time. Some of these shares are currently restricted as a result of securities laws, but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected through a registration statement on Form S-1 (File No. 333-175427), which was declared effective by the SEC on March 27, 2012. We received net proceeds from the offering of approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of accrued dividends on our Series B convertible preferred stock.

As of September 30, 2012, we have used approximately $4.2 million of the proceeds from the offering to pay dividends on our Series B convertible preferred stock and estimate that we have used additional proceeds as follows:

•                  approximately $9.4 million to fund our ongoing clinical program for MM-398;

•                  approximately $6.9 million to fund our ongoing clinical program for MM-111;

•                  approximately $4.0 million to fund our ongoing clinical program for MM-302;

•                  approximately $2.6 million to fund our ongoing clinical program for MM-151;

•                  approximately $33.8 million to fund other research and development efforts; and

•                  approximately $8.6 million to fund working capital, capital expenditures and other general corporate purposes.

The above estimates of proceeds used do not allocate working capital impacts resulting from the timing of payments for corporate purposes to our clinical programs or our other research and development efforts.

We have invested the unused proceeds from the offering in a variety of capital preservation investments, including money market funds and short-term, investment grade, interest-bearing corporate debt and U.S. government and U.S. government agencies securities. There has been no material change in our planned use of proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.           Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: November 14, 2012	By:	/s/ William A. Sullivan
William A. Sullivan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Indenture of Lease, dated as of August 24, 2012, by and between the Registrant and RB Kendall Fee, LLC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2012 (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2012 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.