Form 10-K
period 2012-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2013-03-20
CIK 1274792

Use these links to rapidly review the document

MERRIMACK PHARMACEUTICALS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2012: $630,064,672.

         As of February 28, 2013, there were 95,901,025 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2013 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A. Risk Factors, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

        You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.    Business

Overview

        We are a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics. Our mission is to provide patients, physicians and the healthcare system with the medicines, tools and information to transform the approach to care from one based on the identification and treatment of symptoms to one focused on the diagnosis and treatment of illness through a more precise mechanistic understanding of disease. We seek to accomplish our mission by applying our proprietary systems biology-based approach to biomedical research, which we call Network Biology. Our vision is to apply Network Biology to become a global healthcare enterprise that is founded on leading science and driven to deliver integrated healthcare solutions that improve both the quality of outcomes and the efficiency of care. Our initial focus is in the field of oncology. We have six programs in clinical development. In our most advanced program, we are conducting a Phase 3 clinical trial.

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

        We currently have six targeted therapeutic oncology candidates in clinical development. Additionally, we have multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. We have tailored each of our six most advanced product candidates to target specific disease mechanisms that our research suggests are common across many solid tumor types. We believe that these product candidates have the potential to address major unmet medical needs.

        Our most advanced product candidates are MM-398, MM-121, MM-111, MM-302, MM-151 and MM-141.

  •
  MM-398 is a novel, stable nanotherapeutic encapsulation, or enclosed sphere carrying an active drug, of the marketed chemotherapy drug irinotecan. MM-398 achieved its primary efficacy endpoints in two Phase 2 clinical trials, one in pancreatic cancer patients and one in gastric cancer patients. We are conducting a Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with the chemotherapy drug gemcitabine. In July 2011, the U.S. Food and Drug Administration, or FDA, granted MM-398 orphan drug designation for the treatment of pancreatic cancer. In September 2011, the European Medicines Agency, or EMA, granted MM-398 orphan medicinal product designation for the treatment of pancreatic cancer. We believe that MM-398 may have potential uses in a number of other solid tumor indications, including colorectal cancer, lung cancer and glioma. There are multiple ongoing Phase 1 and Phase 2 clinical trials of MM-398.

  •
  MM-121 is a fully human monoclonal antibody that targets ErbB3, a cell surface receptor, or protein, attached to the cell membrane that mediates communication signals that are critical in cell growth and function. Signaling of this receptor is often implicated in cancer. A monoclonal antibody is a type of protein normally produced by cells of the immune system that binds to just one epitope, or chemical structure, on a protein or other molecule. Research suggests that ErbB3 signaling is often critical to the growth and survival of tumors, and that the use of ErbB3 signaling as a resistance mechanism by cancer cells to a variety of cancer therapies often occurs across patient populations and tumor types. MM-121 is designed to inhibit cancer growth directly, restore a tumor's sensitivity to drugs to which it has become resistant, and delay the development of resistance by a tumor to other agents. In collaboration with Sanofi, we are conducting a research and development program to test MM-121 in combination with both chemotherapies and other targeted agents across a wide spectrum of solid tumor patient populations, including patients with ovarian, breast and lung cancers. There are multiple ongoing Phase 1 and Phase 2 clinical trials of MM-121.

  •
  MM-111 is a bispecific antibody designed to inhibit ErbB3 signaling in cancer cells that are characterized by overexpression of the ErbB2 cell receptor, also referred to as HER2. A bispecific antibody is a type of antibody that is able to bind simultaneously to two distinct proteins or receptors. Research suggests that a complex including ErbB2 (HER2) and ErbB3 is a powerful promoter of tumor growth and survival when stimulated by signaling molecules called ligands. MM-111 is designed to uniquely address the signaling from this complex of molecules. We believe that MM-111 is potentially applicable across a broad range of solid tumors. We are preparing to initiate a Phase 2 clinical trial of MM-111 and are currently conducting multiple Phase 1 clinical trials of MM-111 in combination therapy settings.

  •
  MM-302 is a nanotherapeutic encapsulation of doxorubicin with attached antibodies that target the ErbB2 (HER2) receptor. We designed MM-302 to bind to cancer cells that overexpress ErbB2 (HER2) and thereby release doxorubicin at the site of the tumor. Our goal is for MM-302 to retain the safety profile of liposomal doxorubicin, in particular with respect to cardiac safety, but to have better efficacy than liposomal doxorubicin in ErbB2 (HER2) positive tumors. We are conducting a Phase 1 clinical trial of MM-302 in patients with advanced ErbB2 (HER2) positive breast cancer.

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

  •
  MM-141 is a fully human tetravalent bispecific antibody designed to inhibit signaling of the PI3K/AKT/mTOR pathway initiated by the insulin-like growth factor 1 receptor, or IGF-1R, and ErbB3. A tetravalent bispecific antibody is a single molecule that has four binding sites, two for each of two different target cell surface receptors. PI3K/AKT/mTOR signaling is often activated in cancers in response to stress induced by chemotherapies or targeted anti-cancer medicines and is believed to play a significant role in promoting tumor cell survival. We are conducting a Phase 1 clinical trial of MM-141 in patients with solid tumors as a monotherapy and in a combination therapy setting.

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

Network Biology

        Merrimack was founded by a team of scientists from The Massachusetts Institute of Technology and Harvard University seeking to develop a systems biology-based approach to biomedical research. Fundamentally, systems biology is the study of the complex molecular interactions that regulate the cellular processes that drive the functioning of living organisms. The core of our approach to systems biology is to apply multidisciplinary and multitechnology capabilities to build functional and predictive computational models of biological systems, such as cell signaling networks, that allow us to engineer treatments that are directed at the mechanisms of disease.

Network Biology Compared to Traditional Molecular Biology

        Traditionally, the search for new drugs has been based on the identification of individual molecules in diseased cells that appear to be abnormal relative to individual molecules in healthy cells. Using traditional biomedical research methods, researchers label as "targets" the molecules that appear to be abnormal, typically either in amount, which is commonly referred to as expression, or make-up, which is commonly referred to as mutation status. These researchers then seek to validate a target by creating cells that either lack the target, overexpress the target, or express an abnormal version of the target to verify that the target contributes to the diseased state of the cell. Following positive validation, companies using traditional biomedical research methods then develop drugs to treat the target and test those various drugs in experimental models of the disease. If effective in animal studies that replicate the disease characteristics, these companies then consider the new drug candidate for human clinical testing. Unfortunately, new drug candidates developed with the traditional approach have a very high rate of clinical failure. We believe that the failure of traditional research methods to account for the complexity of biological systems underlying disease has contributed to this high rate of clinical failure. Additionally, we believe that few complex disease states are caused and perpetuated by only one molecular component.

        Our view is that traditional research methods for drug discovery are suboptimal. First, they generally focus on individual molecules as determinants of cell decisions. We believe that the governance of cells is a function of the interactions of many molecules, which is referred to as systems dynamics. Individual molecules are simply contributors to signaling networks that process many parallel signals. We focus on networks because it is the outcome of the network that determines cell behavior, both normal and abnormal. We believe that the overexpression of many molecules in a diseased cell is merely symptomatic of abnormal cell processes, rather than causal. Second, we believe that the focus on individual molecules and their relationship to disease states does not account for the inherent complexity of signaling. Cellular signaling networks often have redundant signaling routes, any one of which can compensate for the other. In addition, networks are replete with feedback loops, or a signaling relationship in which the output of one communication path returns to regulate or affect the input of its own or other communication paths. This complexity often confounds efforts to ascribe specific cellular behavior to one molecule or one signaling relationship. Although a molecule may be involved in a signaling pathway, the degree of its importance depends on its signaling contribution and the state of other contributors in the system. Lastly, traditional biomedical research has focused on one-dimensional measures of a molecule's impact on signaling, such as the increase or decrease in the expression of a protein at a specific time point. We believe that traditional methods fail to recognize the dynamic nature of biology in which the duration and intensity of signaling is essential. Our view is that the duration and the degree of signaling is a more important contributor to cell signaling networks than the expression of a molecule.

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

        Following the validation of a comprehensive model of a cell signaling network, we are able to use the model for drug discovery. Contrary to traditional methods, our discovery work takes place in silico, or using the model for simulation. One example of our discovery approach is to execute a sensitivity analysis across an entire signaling network to identify drug targets that have the greatest impact on signal transduction in the network. We believe that the best targets are those most involved in signaling, and not necessarily those that are most abnormal, which is more likely a symptom of irregular cell processes.

        As one example, we identified ErbB3, the target of MM-121, using our proprietary model of the ErbB signaling network after conducting a sensitivity analysis on its signaling process. Although the ErbB pathway has been extensively targeted by cancer therapeutics, we believe that understanding the relative importance of the different components of the ErbB network is central to identifying an attractive drug target and a therapeutic directed at this target. In this case, we built a computational model of the ErbB signaling network that includes the most potent ErbB receptor ligands, as well as known and novel ErbB inhibitors. We populated the model with proprietary dynamic data that we generated from our Critical Network Identification experiments. The model describes in mathematical equations 700 biochemical reactions representing the ErbB signal transduction network. The model identified ErbB3 as the key node in response to both ErbB3- and EGFR (ErbB1)-binding ligands. We then used this insight to develop MM-121.

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

        As discussed above, a Critical Network Identification screen confirmed that one of these networks, the ErbB pathway, is a significant survival network utilized by tumor cells. This pathway is made up of four receptors: EGFR (ErbB1), ErbB2 (HER2), ErbB3 and ErbB4. Several currently approved therapies are directed at targets in the ErbB pathway. In particular, EGFR (ErbB1) and ErbB2 (HER2) have been the focus of modern pharmaceutical efforts due to their overexpression or abnormal function due to mutation in many tumor cells relative to their expression in normal tissue. However, using Network Biology to understand the complex signaling dynamics that govern this pathway, our research suggested that ErbB3 is the most sensitive target in the ErbB pathway. This was an unconventional conclusion because, in contrast to EGFR (ErbB1) and ErbB2 (HER2), ErbB3 does not have an active kinase domain, a common drug target. A kinase domain is part of an enzyme-like protein often involved in the activation or deactivation of other proteins. In addition, ErbB3 is not expressed in tumors at levels nearly as high as those seen with EGFR (ErbB1) and ErbB2 (HER2), and it rarely harbors mutations that could impact its normal function.

        Thus, despite being aware of the existence of ErbB3, scientists previously largely ignored ErbB3 as a drug target. In our research, we found that within the ErbB pathway, blocking ErbB3 had the largest impact on inhibiting the survival signal that perpetuates the growth of tumor cells addicted to this network. Our analysis assessed signal transmission and communication, which we believe is a more accurate measure of disease mechanism than simply examining the characteristics of different proteins, such as expression level or mutation status, in isolation.

Integrated medicines that provide a therapeutic and diagnostic to help guide treatment

        Using Network Biology, we are incorporating the identification of biomarkers and the development of companion diagnostics into the drug development process. We believe that a companion diagnostic for a therapeutic agent should provide a precise molecular assessment of the nature of the tumor, rather than simply identifying the qualitative overexpression of a protein. We are also of the view that cancer continues to alter its means of growth and survival over time, often in response to the additional stress of drug treatments. As a result, we believe that frequent assessment of patients' cancers during treatment are helpful to gain insight into which resistance mechanism a cancer defers to once treatment has altered the tumor's mechanism of growth and survival.

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

        We are currently developing predictive tests for companion diagnostics to identify patient populations who would preferentially respond to our therapeutic product candidates. In our preclinical work, we have used predictive development, which involves modeling and simulation, in an effort to understand and eventually predict how a tumor cell will respond to treatment. For example, in designing our ErbB3 inhibitor, MM-121, we utilized predictive development to understand how blocking signaling through ErbB3 would impact cell growth in several tumor cell lines. We quantitatively measured the expression level of multiple biomarkers to predict the activity of MM-121 in specific xenograft models, which are human tumors that have been implanted in mice. Based on our simulations and biomarker analysis, we were able to successfully and accurately predict response to MM-121 using 20 different xenograft tumor models. We are now actively translating this predictive test into a companion diagnostic that can be investigated for potential use with MM-121 for human treatment.

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

        In another example of our application of the Network Biology systems modeling approach, we built a model of the biophysical characteristics of tumors to explore the variables most important to drug activity. The model examined the complex relationship between the pharmacokinetics of a drug and physical characteristics of a tumor, such as the nature of the vascularization, or blood vessel development, supporting a tumor's survival. The analysis demonstrated that the variability of the physical characteristics of the tumor had tremendous impact on the activity of the drug in treating the tumor. The analysis supports the insight of using our nanotherapeutics as a means to localize the activity of a drug by utilizing differences in vascularization between normal tissues and the tumor. Additionally, in some cases, we attach antibodies to the outside of our nanotherapeutics to promote active transport of the nanotherapeutics into the cell. The model also led directly to our efforts to use our nanoliposome technology to diagnose the biophysical characteristics of a tumor as a means of guiding the choice of a therapeutic and the appropriate dose.

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

        We believe that our simulation and modeling capabilities enable us to:

  •
  assess our product candidates within a broad range of biological conditions so that we can make informed judgments as to which indications and patient populations to pursue;

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

        The breadth of our therapeutic design capabilities is shown by the six different designs of our six most advanced product candidates. These product candidates consist of a nanotherapeutic, a monoclonal antibody, a bispecific antibody designed to simultaneously bind to two different target cell surface receptors, an antibody-targeted nanotherapeutic, an oligoclonal antibody consisting of a mixture of three different antibodies, and a tetravalent bispecific antibody designed to simultaneously bind to two different target cell surface receptors. Each of these product candidates is designed with specific characteristics that we believe are well suited for the type of disease mechanism that we are targeting.

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

Our Most Advanced Product Candidates

        The following table summarizes key information about our six most advanced therapeutic product candidates. All of these product candidates are designed for intravenous administration.

Program	Indication	Stage of development	Commercial rights

MM-398 (nanotherapeutic encapsulation of irinotecan)	Monotherapy and MM-398 plus fluorouracil, or 5-FU, and leucovorin in pancreatic cancer	Phase 3 ongoing	Merrimack worldwide, except Taiwan

	MM-398 plus 5-FU, leucovorin and bevacizumab in colorectal cancer	Phase 2 ongoing

	Monotherapy in pancreatic cancer	Phase 2 complete

	Monotherapy in gastric cancer	Phase 2 complete

	Monotherapy in glioma	Phase 1 ongoing

	Translational study in colorectal, lung and breast cancers	Phase 1 ongoing

	Monotherapy in colorectal cancer	Phase 1 complete

MM-121 (ErbB3 targeted monoclonal antibody)	MM-121 plus paclitaxel in platinum resistant/refractory ovarian cancer	Phase 2 ongoing	Sanofi worldwide; Merrimack holds option to co-promote
in United States
	MM-121 plus exemestane in hormone receptor positive breast cancer	Phase 2 ongoing

	MM-121 plus erlotinib in non-small cell lung cancer	Phase 2 ongoing

	Neoadjuvant MM-121 plus paclitaxel in ErbB2 (HER2) negative breast cancer	Phase 2 ongoing

	MM-121 plus paclitaxel in ErbB2 (HER2) negative breast, ovarian and other gynecological cancers	Phase 1 ongoing

	MM-121 plus cetuximab and irinotecan in solid tumors	Phase 1 ongoing

	MM-121 plus multiple anti-cancer therapies in solid tumors	Phase 1 ongoing

	Monotherapy in solid tumors	Phase 1 complete

Program	Indication	Stage of development	Commercial rights

MM-111 (ErbB3 and ErbB2 (HER2) targeted	M-111 plus paclitaxel with or without trastuzumab in gastric cancers	Phase 2 planned	Merrimack worldwide
bispecific antibody)
	MMM-111 plus trastuzumab in ErbB2 (HER2) positive breast cancer	Phase 1 ongoing

	MM-111 plus multiple anti-cancer therapies in ErbB2 (HER2) positive solid tumors	Phase 1 ongoing

	Monotherapy in ErbB2 (HER2) positive solid tumors	Phase 1 complete

MM-302 (ErbB2 (HER2) targeted nanotherapeutic encapsulation of doxorubicin)	Monotherapy and MM-302 plus trastuzumab in ErbB2 (HER2) positive breast cancer	Phase 1 ongoing	Merrimack worldwide

MM-151 (EGFR (ErbB1) targeted oligoclonal antibody)	Monotherapy in solid tumors	Phase 1 ongoing	Merrimack worldwide

MM-141 (IGF-1R and ErbB3 targeted tetravalent antibody)	Monotherapy and MM-141 plus everolimus and docetaxel in solid tumors	Phase 1 ongoing	Merrimack worldwide

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

Solid Tumor Market

        The following table sets forth information about some of the solid tumor cancers for which we are developing therapeutic product candidates and companion diagnostics. The U.S. estimated annual incidence and five year relative survival rates are based on information from the American Cancer Society, Cancer Fact & Figures 2013. Relative survival compares survival among cancer patients to that of people not diagnosed with cancer who are of the same age, race and sex. It represents the percentage of cancer patients who are alive after a designated time period relative to persons without cancer.

Tumor type	U.S. annual incidence	Five year relative survival rate	Selected marketed therapies
Breast	234,580	89%	trastuzumab (Herceptin®); docetaxel (Taxotere®); paclitaxel (Taxol®, Abraxane®); capecitabine (Xeloda®); anastrazole (Arimidex®); letrozole (Femara®); exemestane (Aromasin®); ado-trastuzumab emtansine (Kadcyla®); everolimus (Afinitor®)
Lung and bronchus	228,190	16%	docetaxel (Taxotere); gemcitabine (Gemzar®); pemetrexed (Alimta®); gefitinib (Iressa®); erlotinib (Tarceva®); bevacizumab (Avastin®); paclitaxel (Taxol)
Colorectal	142,820	64%	oxaliplatin (Eloxatin®); irinotecan (Camptosar®); bevacizumab (Avastin); cetuximab (Erbitux®); panitumumab (Vectibix®)
Pancreatic	45,220	6%	gemcitabine (Gemzar); erlotinib (Tarceva)
Liver	30,640	15%	sorafenib (Nexavar®)
Brain and other nervous system cancers	23,130	36%	temozolomide (Temodar®); carmustine (BiCNU®); polifeprosan 20 with carmustine implant (Gliadel®); bevacizumab (Avastin)
Ovarian	22,240	44%	liposomal doxorubicin (Doxil®); bevacizumab (Avastin); paclitaxel (Taxol, Abraxane)
Gastric	21,600	27%	capecitabine (Xeloda); trastuzumab (Herceptin); docetaxel (Taxotere)

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

Outcome Measures

        There are a number of standard efficacy endpoints that clinicians use to measure outcomes for clinical trials for cancer therapies. The following are explanations of the meanings of the various efficacy endpoints that we are using in our ongoing and planned clinical trials for our product candidates, as described in more detail below:

  •
  Overall survival (OS): time to death from the initiation of treatment.

  •
  Complete response (CR): disappearance of all target tumors and non-target tumors.

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

  •
  Progressive disease (PD): growth of at least 20% in the sum of measured tumor diameters or spread of the tumor since beginning of treatment.

  •
  Stable disease (SD): neither sufficient decrease in tumor size to qualify for partial response (PR) nor sufficient increase in tumor size to qualify for progressive disease (PD) and no new tumors.

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

  •
  Grade 5—death.

MM-398

Overview

        MM-398 is a novel, stable nanotherapeutic encapsulation of the marketed chemotherapy drug irinotecan. MM-398 achieved its primary efficacy endpoints in two Phase 2 clinical trials, one in pancreatic cancer patients and one in gastric cancer patients. We are conducting a Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with the chemotherapy drug gemcitabine. In July 2011, the FDA granted MM-398 orphan drug designation for the treatment of pancreatic cancer. In September 2011, the EMA granted MM-398 orphan medicinal product designation for the treatment of pancreatic cancer. We are simultaneously working to develop an imaging agent that can be used as a companion diagnostic to identify the patient population likely to respond to treatment with MM-398. We believe that MM-398 may have potential uses in a number of other solid tumor indications, including colorectal cancer, lung cancer and glioma.

        Gemcitabine is the current standard of care in the first-line treatment of metastatic pancreatic cancer. Multiple studies of gemcitabine published in peer reviewed medical journals in the first-line setting for this indication have shown median overall survival (OS) in the range of five to seven months, with median progression free survival (PFS) of two to four months and 12-month survival of approximately 20%. Celgene Corporation also recently announced results from a Phase 3 clinical trial comparing gemcitabine to gemcitabine in combination with albumin-bound paclitaxel in treatment-naïve patients with metastatic pancreatic cancer, which found a statistically significant improvement in overall survival in patients receiving the combination regimen. The results of this trial may cause some health care professionals to modify their clinical practice and adopt this regimen as a first-line treatment.

        There are currently no approved treatments for gemcitabine refractory metastatic pancreatic cancer, nor is there a consensus on standard of care treatment for such patients. A limited amount of data suggest that, without further treatment, metastatic pancreatic cancer patients whose cancer progressed while on gemcitabine on average can expect to live approximately two months. If these patients receive additional treatment, they typically receive chemotherapy combinations containing one or more of gemcitabine, capecitabine, oxaliplatin, irinotecan, 5-FU or leucovorin.

        There are a number of agents currently being tested in combination regimens as therapies for metastatic pancreatic cancer. In a recent Phase 3 clinical trial in first-line metastatic pancreatic cancer comparing gemcitabine with the regimen known as FOLFIRINOX, which is a combination of oxaliplatin, irinotecan, 5-FU and leucovorin, published in The New England Journal of Medicine, patients dosed with FOLFIRINOX showed a statistically significant increase in objective response rate (ORR) and overall survival (OS) compared to patients dosed with gemcitabine. However, the results in this trial suggested that FOLFIRINOX is most appropriate for patients with good performance status, or general well-being, because of adverse events observed in the FOLFIRINOX group. Patients dosed with FOLFIRINOX showed statistically significant increases in grade 3 and grade 4 adverse events, including neutropenia, febrile neutropenia, thrombocytopenia, diarrhea and sensory neuropathy, and higher rates of hospitalization, compared to patients treated with gemcitabine.

Design and potential advantages of MM-398

        MM-398 is designed to stably retain and protect irinotecan while in circulation in the body and enable efficient accumulation of the drug in solid tumors. Our nanotherapeutics consist of lipidic particles, which are enclosed spheres of lipid membranes, and are designed to encapsulate active drug payloads. The encapsulated ingredient of MM-398, irinotecan, is a well known and widely used chemotherapy. Irinotecan is a pro-drug of the active agent SN-38. SN-38 potently arrests cell growth by inhibiting topoisomerase 1, an enzyme involved in cell replication. Typically, free irinotecan is metabolized in the liver into SN-38, and from there SN-38 circulates throughout the body and is rapidly cleared. Dosing with irinotecan, as with other chemotherapies, is limited by severe adverse effects that, in turn, limit efficacy. In addition, as with other chemotherapies, the efficacy of irinotecan is limited by tumor resistance mechanisms.

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

  •
  MM-398 is designed for the irinotecan inside the molecule to be converted into SN-38 locally by tumor-resident macrophages, rather than being converted in the liver, as occurs with free irinotecan. We believe that MM-398 utilizes tumor macrophages to both break down the nanotherapeutic and convert the irinotecan into SN-38 in the local tumor environment, resulting in a sustained pool of SN-38 in the tumor. Overall, the design of MM-398 is intended to increase the local concentration of active drug so as to improve its anti-tumor effects, especially for hard to treat tumors.

Clinical development of MM-398

        We are planning to pursue two approaches in the ongoing clinical development of MM-398:

  •
  Identify specific patients and tumor types that will respond to MM-398.  In clinical practice, the chemotherapy drug irinotecan is used as a monotherapy or combination therapy in multiple cancer indications, including pancreatic, colorectal, lung, ovarian, stomach, breast, leukemia, lymphoma and cervical cancers. It has been difficult for clinicians to predict which patients will respond best to irinotecan, however. One of our clinical development strategies is to identify biomarkers based on drug deposition, activation and tumor sensitivity that will predict which patients are most likely to derive a greater benefit from MM-398 than from conventional chemotherapy.

  •
  Expand into new indications.  The use of chemotherapies, including irinotecan, is limited by severe adverse effects that, in turn, limit their efficacy. Our second clinical development strategy is to expand the use of MM-398 into indications for which irinotecan is currently not being used by demonstrating that MM-398 has favorable efficacy and safety characteristics compared to the current standard of care.

        Prior to May 2011, our collaborator, PharmaEngine, Inc., or PharmaEngine, led the clinical development of MM-398 under the designation PEP02. In May 2011, we entered into an agreement with PharmaEngine through which we now hold the development and commercialization rights to MM-398 worldwide, other than in Taiwan. As a result, we expect that we or third party investigator sponsors will conduct all future clinical trials of MM-398, including the Phase 3 clinical trial of MM-398 for the treatment of metastatic pancreatic cancer.

Pancreatic cancer

Phase 3 clinical trial

        We are conducting a randomized, open label, controlled Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. The trial is designed to compare the efficacy of MM-398, alone or in combination with 5-FU and leucovorin, against a common control arm of the combination of 5-FU and leucovorin, which is one of the drug combinations that clinicians use to treat patients with metastatic pancreatic cancer whose cancer progresses after treatment with gemcitabine. We expect this trial to enroll approximately 405 patients at approximately 90 sites in North America, South America, Europe, Asia and Africa. The primary efficacy endpoint of this trial is a statistically significant difference in overall survival (OS) between MM-398 or the combination of MM-398 with 5-FU and leucovorin against the combination of 5-FU and leucovorin. The secondary endpoints of this trial are objective response rate (ORR) and progression free survival (PFS).

Phase 2 clinical trial

        MM-398 was evaluated in an open label, single arm Phase 2 clinical trial in 40 patients with metastatic pancreatic cancer whose cancer had progressed on treatment with gemcitabine. Patients received 120 mg/m2 of MM-398 every three weeks. The trial was conducted at three sites, two in Taiwan and a third at the University of California, San Francisco, and was conducted by PharmaEngine.

        The primary efficacy endpoint of this trial was the three month survival rate. The hypothesis was that absent further therapies, 40% of the patients would survive three months. Success in the MM-398 Phase 2 clinical trial was defined as achieving a three month survival rate of 65%. The trial was successful as 75% of patients survived three months or longer. The secondary efficacy endpoints in this trial were objective response rate (ORR), progression free survival (PFS) and overall survival (OS). The objective response rate (ORR) was 7.5%, with three patients achieving a partial response (PR).

The median progression free survival (PFS) was 9.6 weeks, and median overall survival (OS) was 22.4 weeks.

        The trial had the following additional results as of May 31, 2011, as reported at the 2011 Annual Meeting of the American Society of Clinical Oncology:

  •
  16 patients survived longer than six months and eight of those patients, or 20% overall, survived for greater than one year. Two additional patients reached the one year time point after May 31, 2011, for a 25% one year survival rate. Although cross-trial comparisons must be interpreted with caution as numerous factors may be different between studies, gemcitabine was approved as a first-line treatment for pancreatic cancer based on a one year survival rate of 18%.

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

        The chart below shows the overall survival (OS) of each patient in this trial as of May 31, 2011. Each bar represents a different patient, and the height of the bar represents how long that patient survived. The black bars represent patients who had died as of May 31, 2011, while the gray bars represent those who were still alive.

        The following table summarizes the grade 3 and grade 4 adverse events observed in this trial.

Adverse event	Patients (n = 40)
Neutropenia	12 (30.0)%
Leucopenia	9 (22.5)%
Anemia	6 (15.0)%
Diarrhea	3 (7.5)%
Fatigue	3 (7.5)%
Nausea	2 (5.0)%
Vomiting	2 (5.0)%
Thrombocytopenia	2 (5.0)%

Colorectal cancer

Phase 2 clinical trial

        MM-398 is currently being evaluated in a randomized, open label Phase 2 clinical trial in second-line metastatic colorectal cancer, which is being conducted by GERCOR, a cooperative research group of physicians based in France. This trial was initially designed to compare the efficacy of a regimen of 5-FU, leucovorin and MM-398 and FOLFIRI, which is a regimen of 5-FU, leucovorin and irinotecan. Roche recently announced results from a Phase 3 clinical trial in second-line metastatic colorectal cancer being conducted in Europe comparing chemotherapy to chemotherapy plus bevacizumab. The results of this trial by Roche have caused some medical institutions and physicians in France to modify their clinical practice. As a result, GERCOR amended the Phase 2 clinical trial of MM-398 to include bevacizumab in both arms. The amended trial resumed accrual of patients in July 2012 and is currently ongoing. We expect this trial to enroll up to 88 patients at approximately six sites in France. The primary efficacy endpoint of this trial is objective response rate (ORR). Secondary endpoints include progression free survival (PFS) and overall survival (OS). The safety data from this trial will be evaluated after the first ten patients are dosed in each arm after the addition of bevacizumab.

Phase 1 clinical trial

        MM-398 is currently being evaluated in an open label, dose escalation Phase 1 clinical trial of MM-398 in patients with colorectal cancer whose cancer has progressed on treatment with the chemotherapy drug oxaliplatin. The trial has enrolled 18 patients, and recruitment is complete. The purpose of this trial is to assess safety and determine the maximum tolerated dose. The National Institute of Cancer Research, National Health Research Institutes in Taiwan is conducting this trial. To date, MM-398 has been well tolerated at doses of 80 mg/m2, 90 mg/m2 and 100 mg/m2 every two weeks in this trial, and preliminary signs of anti-tumor activity have been observed in certain patients. Consistent with the design of this Phase 1 clinical trial to principally test for safety and dosage tolerance, this Phase 1 trial was not designed to test for statistical significance of anti-tumor activity.

Gastric cancer

Phase 2 clinical trial

        MM-398 was evaluated in a randomized, blinded Phase 2 clinical trial comparing the efficacy of MM-398 to each of irinotecan and docetaxel in 132 patients with metastatic gastric or gastroesophageal junction adenocarcinoma who had failed one previous therapy. The patients were randomized into three groups of 44 patients each. Patients were dosed at 22 sites in six countries in Europe and Asia. Patients were randomized to receive 120 mg/m2 of MM-398 every three weeks, 300 mg/m2 of irinotecan every three weeks or 75 mg/m2 of docetaxel every three weeks.

        The primary efficacy endpoint of this trial was objective response rate (ORR). Success was prospectively defined as five or more patients in an arm achieving a complete or partial response. MM-398 (six patients) and docetaxel (seven patients) met the primary endpoint, but free irinotecan did not. The most common grade 3 and grade 4 hematological adverse events observed in each of the MM-398, irinotecan and docetaxel groups were, respectively: neutropenia (11.4%, 15.9%, 15.9%), febrile neutropenia (6.8%, 11.3%, 4.6%) and anemia (4.5%, 4.5%, 6.8%). The most common grade 3 and grade 4 non-hematological adverse events observed in each of the MM-398, irinotecan and docetaxel groups were, respectively: diarrhea (27.3%, 18.2%, 2.3%), nausea (11.4%, 4.6, 0.0%), vomiting (4.6%, 13.6%, 6.8%) and anorexia (6.8%, 6.8%, 0.0%).

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

  •
  In an ongoing investigator sponsored, open label, dose escalation Phase 1 clinical trial of MM-398 in patients with glioma being conducted by the University of California, San Francisco, MM-398 has been well tolerated at doses of up to 180 mg/m2 every three weeks by patients within a subgroup defined by the presence of a specific genetic marker of irinotecan metabolism.

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

Phase 1 clinical trial

        We are currently conducting a translational study designed to identify predictive biomarkers associated with MM-398 in advanced colorectal, lung and triple-negative breast cancers. A translational study is a clinical trial where biomarker investigation is performed, with a goal of identifying biomarkers that predict patients' response to the therapy. Specifically, this study aims to establish the feasibility of collecting specialized magnetic resonance-based images (MRI) and tissue-based biomarkers for the purpose of estimating drug delivery to the tumor and patient response to MM-398. We are conducting this trial at one site in the United States.

Overview

        MM-121 is a fully human monoclonal antibody that targets the ErbB3 cell surface receptor. We are currently evaluating MM-121 in multiple Phase 1 and Phase 2 clinical trials in combination with chemotherapies and targeted therapies. We believe that MM-121 was the first ErbB3 inhibitor to enter clinical development. We are developing a companion diagnostic that is focused on multiple biomarker assays to determine whether a tumor is dependent on ErbB3 signaling and amenable to treatment with MM-121. We are performing initial research on this assay in our ongoing MM-121 clinical trial program to determine whether to pursue its validation in future clinical trials. We have established a worldwide collaboration with Sanofi for the development and commercialization of MM-121. We are developing MM-121 for a wide range of solid tumor indications, including ovarian, breast and lung cancers.

Design and potential advantages of MM-121

        We identified the importance of ErbB3 through Network Biology. Our research recognized the previously unappreciated role of ErbB3 as being critical in combinatorial ligand-induced activation of the ErbB pathway, which can lead to tumor cell growth and survival in the cancer setting.

        In designing MM-121, we:

  •
  generated a human antibody antagonist as opposed to a small molecule therapeutic because the ErbB3 receptor does not have an active kinase domain and therefore ErbB3 signaling cannot be blocked by a small molecule kinase inhibitor;

  •
  generated a human antibody that binds to a specific portion of the ErbB3 molecule so as to block the binding of ErbB3's activating ligand, known as heregulin, and inhibit growth and survival signaling;

  •
  designed the antibody to inhibit ErbB3-induced activation by ligands other than heregulin;

  •
  designed MM-121 to cause the ErbB3 receptor to be internalized into the tumor cell so that it is no longer available for the signaling process that can drive cancer growth and survival; and

  •
  designed MM-121 as a specific type of antibody, called an IgG2, that minimizes immune activation that can cause off-target adverse events in order to potentially reduce drug associated toxicities.

        Based on the central role of ErbB3 in cancer growth and survival, we believe that MM-121 potentially is applicable to a broad range of tumors, including lung, prostate, breast, ovarian, colon and pancreatic cancers. Our preliminary study of several hundred tumor samples suggests that MM-121 may be able to target ErbB3 signaling that is relevant in 30% or more of cancer patients with these types of tumors.

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

  •
  the ability to delay the development of resistance to other agents, based on research by us and others demonstrating that ErbB3 signaling is upregulated in response to treatment with other therapies; and

  •
  the ability to restore sensitivity to drugs, based on our preclinical research involving several cell types and xenograft models that are resistant to targeted therapies or chemotherapies.

Clinical development of MM-121

        We and Sanofi are conducting a broad clinical program to test MM-121 in combination with a range of other therapies across a wide spectrum of solid tumor patient populations. The goal of this program is to explore the effect and efficacy of MM-121 in combination with other targeted ErbB agents, such as erlotinib, chemotherapies, such as paclitaxel, and anti-hormonal agents, such as exemestane. We plan to assess whether efficacy is improved by measuring the ability of various MM-121 combinations to enhance anti-tumor activity or to delay resistance or restore sensitivity to the other therapies.

Phase 2 clinical trial of MM-121 in combination with paclitaxel for platinum resistant or refractory advanced ovarian cancer

        We are currently conducting a randomized, open label Phase 2 clinical trial of MM-121 in combination with paclitaxel in patients with advanced ovarian cancer who are resistant or refractory to treatment with platinum-based chemotherapies, which are frequently used to treat ovarian cancer. Enrollment in this trial is complete with a total of 223 patients enrolled. We are conducting this trial at multiple sites in North America and Europe. The primary efficacy endpoint of this trial is progression free survival (PFS). The secondary endpoints include overall survival (OS), objective response rate (ORR) and duration of response.

Phase 2 clinical trial of MM-121 in combination with exemestane for hormone receptor positive breast cancer

        We are currently conducting a randomized, double blind Phase 2 clinical trial to compare the efficacy of MM-121 in combination with exemestane to exemestane alone. Exemestane is a widely used aromatase inhibitor for the treatment of breast cancer. Aromatase is an enzyme implicated in breast cancer. The trial protocol calls for enrollment of approximately 130 postmenopausal women with metastatic hormone receptor positive breast cancer who have tested negative for overexpression of ErbB2 (HER2) and whose cancer progressed on treatment with another aromatase inhibitor or other anti-estrogen therapy. We are conducting this trial at multiple sites in North America and Europe. The primary efficacy endpoint of this trial is progression free survival (PFS). The secondary endpoints are overall survival (OS), objective response rate (ORR), duration of response and disease control rate (DCR).

Phase 1/2 clinical trial of MM-121 in combination with erlotinib for non-small cell lung cancer

        We are currently conducting a Phase 1/2 clinical trial of MM-121 in patients with metastatic non-small cell lung cancer. The Phase 1 portion of the trial was an open label, dose escalation study in which successive groups of patients were enrolled. The purpose of the Phase 1 portion of the trial was to assess the safety of MM-121 in combination with erlotinib and determine the optimal dose and dosing schedule of this combination for the Phase 2 portion of the trial. Erlotinib is a marketed small molecule directed at EGFR (ErbB1). Enrollment in the Phase 1 portion of the trial is complete with a total of 32 patients enrolled. Clinical activity observed in this trial included one patient with a partial response (PR) and 14 patients with stable disease (SD). The most common toxicities observed of any grade were diarrhea (82%), rash (64%) and fatigue (64%). Consistent with the design of this Phase 1 clinical trial to principally test for safety and dosage tolerance, this Phase 1 trial was not designed to test for statistical significance of anti-tumor activity.

        We are also currently conducting the Phase 2 portion of the trial, which involves testing three separate hypotheses in three different populations of non-small cell lung cancer patients, at multiple sites in North America, Europe and Asia. The Phase 2 portion of the trial is an open label study in which we plan to enroll approximately 229 patients in parallel across the three different patient populations. The primary efficacy endpoint of the Phase 2 portion of the trial is progression free survival (PFS). The three populations of non-small cell lung cancer patients to be included in the study are:

  •
  Group A: patients whose tumors do not have an EGFR (ErbB1) activating mutation, whose cancer has recurred or progressed following at least one chemotherapy-containing regimen and who have not received prior EGFR (ERbB1) targeted therapy will be randomized to receive either MM-121 in combination with erlotinib or erlotinib alone;

  •
  Group B: patients whose tumors have an EGFR (ErbB1) activating mutation and who have not received prior EGFR (ErbB1) targeted therapy will be randomized to receive either MM-121 in combination with erlotinib or erlotinib alone; and

  •
  Group C: patients whose tumors had responded to an EGFR (ErbB1) targeted therapy and subsequently acquired resistance will receive MM-121 in combination with erlotinib.

Phase 2 neoadjuvant clinical trial of MM-121 in combination with paclitaxel for ErbB2 (HER2) negative breast cancer

        We are currently conducting a randomized, open label Phase 2 neoadjuvant clinical trial of MM-121 in combination with paclitaxel, an established chemotherapy, in patients with ErbB2 (HER2) negative breast cancer. We expect to enroll patients in this trial at approximately 35 to 40 sites in North America. The primary efficacy endpoint of this trial is pathologic complete response (pCR) rate at time of surgery. We expect this trial to enroll approximately 200 patients in parallel across the following two populations of ErbB2 (HER2) negative breast cancer patients:

  •
  Group A: patients whose tumors are estrogen receptor, or ER, positive and ErbB2 (HER2) negative and have not undergone prior treatment or surgery; and

  •
  Group B: patients whose tumors are ER negative, ErbB2 (HER2) negative and progesterone receptor negative, often referred to as triple negative breast cancer, and have not undergone prior treatment or surgery.

        Each population of patients is being randomized at a two to one ratio to receive either MM-121 in combination with paclitaxel or paclitaxel alone. Following treatment with MM-121 and/or paclitaxel, patients will receive standard treatment with doxorubicin and cyclophosphamide, two marketed chemotherapies, prior to surgical resection.

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

        We are conducting this trial at multiple sites in the United States. The purpose of the trial is to assess the safety of MM-121 in combination with paclitaxel, determine the recommended dose for a subsequent Phase 2 clinical trial and evaluate the potential utility of the predictive biomarkers for MM-121. The dose escalation portion of the trial is complete, and several expansion cohorts continue to enroll patients. To date, preliminary data regarding safety and anti-tumor activity from this trial suggest that further investigation of the combination of MM-121 and paclitaxel is warranted in Phase 2 clinical development, which we are currently pursuing in multiple indications. Consistent with the design of this Phase 1 clinical trial to principally test for safety and dosage tolerance, this Phase 1 trial was not designed to test for statistical significance of anti-tumor activity.

Phase 1 clinical trial of MM-121 in combination with cetuximab and irinotecan for multiple solid tumor types

        We are currently conducting an open label, dose escalation Phase 1 clinical trial of MM-121 in combination with cetuximab and irinotecan in patients with the following cancers:

  •
  advanced colorectal cancer;

  •
  squamous cell head and neck cancer;

  •
  non-small cell lung cancer;

  •
  triple negative breast cancer; or

  •
  other types of solid tumors that are believed to depend on EGFR (ErbB1) activity.

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

Phase 1 clinical trial of MM-121 in advanced solid tumors

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

        We have completed an expansion cohort of this trial which was designed to further characterize safety and explore clinical biomarkers. The patients in the expansion cohort were biopsied before and after dosing. This trial focused on enrolling patients with ErbB2 (HER2) negative breast cancer, ovarian cancer and other tumor types in which the ErbB3 pathway may play an important role. The following table summarizes the grade 3 and grade 4 adverse events observed in the dose escalation and expansion phases of this trial as of December 31, 2010.

Adverse event	Patients (n = 38)
Fatigue	4 (10.5)%
Nausea	1 (2.6)%
Vomiting	1 (2.6)%

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

  •
  MM-121 demonstrated synergistic or additive effects when combined with a number of other therapies, including both chemotherapies and other targeted therapies.

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

MM-111

Overview

        MM-111 is a bispecific antibody designed to inhibit ErbB3 signaling in cancer cells that overexpress the ErbB2 (HER2) cell surface receptor, which are also referred to as ErbB2 (HER2) positive. Bispecific antibodies are antibodies designed to simultaneously bind to two different target cell surface proteins or receptors. In the case of MM-111, these targets are the ErbB2 (HER2) receptor and the ErbB3 receptor. We are preparing to initiate a Phase 2 clinical trial of MM-111 and are currently conducting multiple Phase 1 clinical trials in combination therapy settings. We are working to develop a companion diagnostic based on a multiple biomarker assay to identify patient populations likely to respond to treatment with MM-111. This diagnostic is in preclinical development. We are developing MM-111 for a wide range of solid tumors, including breast, gastric, ovarian and bladder cancers.

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

        Based on our preclinical research, we believe that MM-111 may offer the following advantages compared to existing treatments:

  •
  In patients with ErbB2 (HER2) positive cancers, we believe that the bispecific design of MM-111 may more effectively inhibit ErbB3 than combinations of separate ErbB2 (HER2) and ErbB3 targeted antibodies. Multiple published studies indicate that the affinity of heregulin for the ErbB2/ErbB3 receptor complex on ErbB2 (HER2) positive tumor cells is very high. Our research suggests that this makes it difficult to inhibit signaling with single drugs or combinations in patients that express high levels of ErbB2. MM-111 is designed to utilize an ErbB2 (HER2) targeting arm to greatly increase the local concentration of the ErbB3 therapeutic arm on the surface of ErbB2 (HER2) positive tumor cells, thus enabling the molecule to disrupt the high affinity complex and inhibit signaling.

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

Clinical development of MM-111

        We are conducting a clinical program to evaluate MM-111 as a monotherapy and in combination with a range of other therapies across ErbB2 (HER2) positive solid tumors. We are currently evaluating MM-111 for the treatment of breast and gastric cancer, for which ErbB2 (HER2) directed agents are currently approved, in addition to ErbB2 (HER2) positive solid tumors for which there are no approved therapies, such as bladder cancer.

Phase 2 clinical trial of MM-111 in combination with paclitaxel with or without trastuzumab for gastric cancers

        We are preparing to initiate a randomized, open label Phase 2 clinical trial of MM-111 with paclitaxel with or without trastuzumab in patients with gastric, gastroesophageal junction and esophageal cancers. We expect to enroll patients in this trial at approximately 40 to 60 sites in North America, Europe, Africa and Asia. The primary efficacy endpoint of this trial is progression free survival (PFS). The secondary endpoints include overall survival (OS), objective response rate (ORR)

and duration of response. We expect this trial to enroll up to 180 patients in parallel across the following two patient populations:

  •
  Group A: patients who have traditional ErbB2 (HER2) positive tumors, meaning that their tumors measure HER2 3+ or HER2 2+/FISH+ using conventional cancer testing methods, will receive either MM-111, paclitaxel and trastuzumab or paclitaxel and trastuzumab; and

  •
  Group B: patients who have non-traditional ErbB2 (HER2) positive tumors, meaning that their tumors measure HER2 2+/FISH- using conventional cancer testing methods, will receive either MM-111 and paclitaxel or paclitaxel alone.

Phase 1 clinical trial of MM-111 in combination with trastuzumab for advanced refractory ErbB2 (HER2) positive breast cancer

        We are currently conducting an open label, dose escalation Phase 1 clinical trial of MM-111 in patients with ErbB2 (HER2) positive breast cancer. The purpose of the trial is to assess the safety of MM-111 in combination with trastuzumab and determine the optimal dose and dosing schedule of this combination. Trastuzumab is an approved therapy directed at ErbB2 (HER2) positive cancer cells. We are conducting this trial in 16 patients at approximately three sites in the United States.

Phase 1 clinical trial of MM-111 in combination with multiple anti-cancer therapies for ErbB2 (HER2) positive solid tumors

        We are conducting an open label, dose escalation Phase 1 clinical trial of MM-111 in patients with advanced ErbB2 (HER2) positive solid tumors. The trial protocol calls for enrollment of up to approximately 85 patients. We are conducting this trial at approximately 14 sites in the United States. The purpose of the trial is to determine the maximum tolerated dose and any dose limiting adverse events of MM-111 in combination with multiple treatment regimens. The trial includes five combination therapies with MM-111:

  •
  capecitibine, cisplatin and trastuzumab;

  •
  lapatinib with or without trastuzumab;

  •
  paclitaxel and trastuzumab;

  •
  lapatinib, paclitaxel and trastuzumab; and

  •
  docetaxel and trastuzumab.

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

Phase 1 clinical trial of MM-111 in advanced, refractory ErbB2 (HER2) positive solid tumors

        We have completed an open label, dose escalation Phase 1 clinical trial of MM-111 in patients with ErbB2 (HER2) positive solid tumors. We enrolled 20 patients in this trial at four sites in the United States. The purpose of this trial was to assess the safety and clinical activity of MM-111, to determine the maximum tolerated dose or the maximum feasible dose of MM-111 and to identify any dose limiting adverse events. We also designed the trial to assess objective response rate (ORR) and progression free survival (PFS). The final data from this trial are currently being reviewed.

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

  •
  In cell-based and animal model tests, the anti-proliferative activity of MM-111 resulted in a tumor shrinkage that positively correlated with ErbB2 (HER2) expression levels. MM-111 had a synergistic effect on the inhibition of tumor growth in a breast cancer xenograft model when combined with trastuzumab or lapatinib or both. We believe these data suggest a potential benefit of adding MM-111 to existing agents that target ErbB2 (HER2) and have marginal activity as monotherapies in ErbB2 (HER2) positive cancers.

  •
  In cell-based and animal models, MM-111 had a synergistic effect on the growth of heregulin expressing models of breast and gastric cancer in combination with paclitaxel, or trastuzumab and paclitaxel. These data suggest that there is a potential benefit of adding MM-111 to paclitaxel-based regimens, especially in patients that overexpress heregulin.

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

Clinical development of MM-302

        We have two key strategies for the clinical development of MM-302:

  •
  Replace doxorubicin in ErbB2 positive settings.  Doxorubicin remains a widely used chemotherapy drug notwithstanding concerns of adverse events, particularly cardiac adverse events. One of our clinical development strategies is to replace the use of doxorubicin with MM-302 by demonstrating that MM-302 has favorable efficacy and safety compared to doxorubicin.

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

Phase 1 clinical trial of MM-302 in ErbB2 (HER2) positive breast cancer

        We are conducting an open label, dose escalation Phase 1 clinical trial of MM-302 in patients with advanced ErbB2 (HER2) positive breast cancer. The purpose of this trial is to assess the safety of MM-302 and identify the maximum tolerated dose. Enrollment in the monotherapy portion of this trial is complete with a total 34 patients enrolled at four sites in the United States. To date, MM-302 has been well tolerated in this trial, and preliminary signs of anti-tumor activity have been observed in certain patients. Consistent with the design of this Phase 1 clinical trial to principally test for safety and dosage tolerance, this Phase 1 trial was not designed to test for statistical significance of anti-tumor activity.

        We recently amended this trial to evaluate MM-302 in combination with trastuzumab. We expect to enroll between 15 and 30 additional patients in this portion of the trial at four sites in the United States.

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

  •
  Pretreatment of mice with cyclophosphamide significantly enhanced the amount of MM-302 that targeted the tumor and resulted in increased anti-tumor activity compared to treatment with either MM-302 or cyclophosphamide alone.

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

MM-151

Overview

        MM-151 is an oligoclonal therapeutic consisting of a mixture of three fully human monoclonal antibodies designed to bind to non-overlapping regions, or epitopes, of the EGFR (ErbB1) receptor. EGFR (ErbB1) has long been recognized as an important drug target in several malignancies, including lung, breast, colon, pancreatic and head and neck cancers. We are conducting a Phase 1 clinical trial of MM-151 in patients with solid tumors. We are focusing our diagnostic efforts for MM-151 on the identification of key biomarkers that will indicate which patient populations are likely to benefit from MM-151 treatment. We plan to develop MM-151 for a range of solid tumor indications, including lung, breast, colorectal, pancreatic and head and neck cancers.

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

  •
  Tumors treated with marketed monoclonal antibodies directed at EGFR (ErbB1), such as cetuximab and panitumumab, often develop resistance to these therapies. We hypothesize that this resistance often results from the production by the tumor of a different type of ligand that binds to EGFR (ErbB1). Because MM-151 is designed to block a full range of EGFR (ErbB1) ligands, we believe that resistance to treatment with MM-151 may be delayed or reduced compared to existing therapies.

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

Clinical development of MM-151

        We have two key strategies related to the clinical development of MM-151:

  •
  Replace EGFR (ErbB1) therapies.  The FDA approved the EGFR (ErbB1) therapy erlotinib in lung and pancreatic cancer and cetuximab in colon and head and neck cancer. In clinical practice, erlotinib is used as a monotherapy or combination therapy in multiple cancer indications, including non-small cell lung, colorectal, breast and head and neck cancers. One of our clinical development strategies is to replace the use of erlotinib with MM-151 by demonstrating that MM-151 has better efficacy and comparable safety.

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

Phase 1 clinical trial of MM-151 in solid tumors

        We are conducting an open label, dose escalation Phase 1 clinical trial of MM-151 in patients with solid tumors. The trial protocol calls for enrollment of approximately 63 patients at four sites in the United States. The purpose of this trial is to assess the initial safety and tolerability of escalating doses of MM-151 in patients, including a determination of the maximum tolerated dose and any dose limiting adverse events. We also will assess pharmacokinetics, immunogenicity and the response to treatment after the administration of MM-151 based on objective response rate (ORR).

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

  •
  MM-151 reduced tumor cell growth in multiple xenograft animal models. Furthermore, MM-151 exhibited better activity than cetuximab at reducing cell growth lung cancer models with acquired resistance to erlotinib.

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

Overview

        MM-141 is a fully human tetravalent bispecific antibody designed to inhibit signaling of the PI3K/AKT/mTOR pathway triggered by the IGF-1R and ErbB3 cell surface receptors. A tetravalent bispecific antibody is a single molecule that has four binding sites, two for each of two different target cell surface receptors. PI3K/AKT/mTOR signaling is often activated in cancers in response to stress induced by chemotherapies or targeted anti-cancer medicines and is believed to play a significant role in promoting tumor cell survival. We are conducting a Phase 1 clinical trial of MM-141 as a monotherapy and in combination with everolimus and docetaxel in patients with solid tumors.

Design and potential advantages of MM-141

        We designed MM-141 to suppress the PI3K/AKT/mTOR signaling pathway by reducing the levels of IGF-1R and ErbB3 receptor complexes that trigger the pathway. Based on our preclinical research, we believe that MM-141 offers the following advantages compared to antibodies that solely target IGF-1R or ErbB3:

  •
  MM-141 is a tetravalent antibody that binds to both IGF-1R and ErbB3 with high affinity and avidity.

  •
  MM-141 is designed to block pro-survival signaling of major activators of PI3K/AKT/mTOR, such as heregulin, IGF-1 and IGF-2.

  •
  MM-141 is designed to block mutual compensation in IGF-1R and ErbB3 mediated activation of PI3K/AKT/mTOR by co-inhibiting both targets.

  •
  MM-141 is designed to degrade IGF-1R and ErbB3 containing receptor complexes that are commonly activated in tumors in response to PI3K/AKT/mTOR inhibition by a small molecule or an antibody.

  •
  We do not believe that MM-141 activates the immune system, which minimizes the chance of off-target adverse events.

Clinical development of MM-141

        Based on the role of ErbB3 and IGF-1R in tumor growth and survival, we believe that MM-141 is potentially applicable to a broad range of tumors, including lung, prostate, breast, liver and pancreatic cancers. Research suggests that ErbB3 and IGF-1R mediated activation of PI3K/AKT/mTOR is associated with the development of resistance to various anti-cancer therapies. Thus, we believe that MM-141 may be effective in treating solid tumors that are dependent on PI3K/AKT/mTOR and in which this pro-survival pathway is activated as a resistance mechanism to standard of care anti-cancer therapies.

Phase 1 clinical trial of MM-141 in solid tumors

        We are conducting an open label, dose escalation Phase 1 clinical trial of MM-141 as a monotherapy and in combination with everolimus and docetaxel in patients with solid tumors. The trial protocol calls for enrollment of between 30 and 120 patients at four sites in the United States and France. The purpose of this trial is to assess the safety of MM-141 and identify the recommended Phase 2 dose.

Preclinical development of MM-141

        We have conducted a comprehensive program of preclinical testing of MM-141, including several in vitro analyses and in vivo xenograft studies. Key findings from this preclinical program include the following:

  •
  MM-141 blocked the binding of IGF-1, IGF-2 and heregulin to IGF-1R and ErbB3.

  •
  MM-141 induced the degradation of receptor complexes that contain IGF-1R and ErbB3.

  •
  MM-141 suppressed tumor growth in mouse xenograft models of pancreatic cancer, Ewing's sarcoma, prostate cancer, breast cancer and renal cell carcinoma.

  •
  MM-141 overcame acquired ErbB3-mediated resistance to IGF-1R antibody inhibitors.

  •
  MM-141 increased the activity of targeted small molecule inhibitors of the mTOR and MEK enzymes.

  •
  MM-141 increased the activity of docetaxel, gemcitabine and MM-398.

Companion diagnostic development

        We are conducting preclinical research on a companion diagnostic for MM-141 that will help to determine which patients will derive benefits from the drug alone or in combination with other therapies, while experiencing a satisfactory safety profile. This research is focused on monitoring the levels of circulating ligands for IGF-1R and ErbB3. In addition, we are studying the roles of activating mutations in the PI3K/AKT/mTOR and other pathways in modulating response to MM-141.

Preclinical Product Candidates

        We are developing our preclinical product candidates for a range of solid tumor indications. Our most advanced preclinical candidates are MM-310, a targeted nanotherapeutic, and MM-131, a multispecific antibody.

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

  •
  Multispecific antibody formats, which are comprised of two or more antibodies or antibody fragments linked to a common scaffold molecule to produce a single molecule that specifically binds to distinct epitopes on two or more target cell surface proteins or receptors.

  •
  Oligoclonal antibody mixtures, which are comprised of defined ratios of two or more recombinant human monoclonal antibodies that target two or more distinct epitopes on a single cell surface protein or receptor.

Nanotherapeutics

        Our nanotherapeutics are lipidic particles carefully constructed to encapsulate active drug payloads. Nanoscale objects typically, though not exclusively, have dimensions on the order of 100 nanometers or smaller. We believe that nanotherapeutics offer the following potentially favorable attributes:

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

Manufacturing

        We manufacture drug substance for use in our clinical trials and research and development efforts for all of our therapeutic product candidates using current good manufacturing practices, or cGMP, at our approximately 8,500 square foot multi-product facility located at our corporate headquarters in Cambridge, Massachusetts. We have the capabilities to manufacture antibodies, nanotherapeutics and antibody-targeted nanotherapeutics.

        Our manufacturing facility:

  •
  is comprised of multiple independent clean rooms;

  •
  includes three 1,000 liter single-use bioreactors; and

  •
  has capacity to produce approximately 50 kilograms of antibodies per year.

        As of January 31, 2013, we employed approximately 54 employees in manufacturing activities.

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

        We manufacture our antibody and nanotherapeutic product candidates using commercially available raw materials and well established manufacturing procedures. We produce antibodies in bioreactors using Chinese hamster ovary cells that have been genetically engineered to secrete our antibody. We then purify the antibodies using industry standard methods, which include affinity chromatography and ultrafiltration operations. We produce nanotherapeutics using high pressure filter extrusion of a mixture of cholesterol and lipids. We then load the nanoliposomes with active pharmaceutical ingredient using a proprietary process.

        We have optimized the Phase 2 production process of MM-398 and produced material for our Phase 3 clinical trial at our manufacturing facility. We filed a chemistry manufacturing and controls amendment, or CMC amendment, with the FDA in October 2011 and are currently using the MM-398 product that we manufactured for our Phase 3 clinical trial.

        We believe that we can scale our manufacturing processes to support our clinical development programs and the potential commercialization of our product candidates. If any of our product candidates are approved for marketing by the FDA, we intend to oversee the manufacturing of these products, other than MM-121, which Sanofi now manufactures according to the terms of our collaboration agreement.

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

        We are considering arrangements to use our manufacturing capabilities to manufacture drug product on behalf of third party pharmaceutical companies. We have no current agreements or commitments for any such arrangements.

Sales and Marketing

        As our lead product candidates are still in clinical development, we are only in the planning stages of establishing our sales, marketing and product distribution infrastructure. We generally expect to retain commercial rights in the United States and Europe for our oncology product candidates, other than MM-121, for which we receive marketing approvals. We believe that it is possible to access these markets through a focused, specialized field force.

        Subject to receiving marketing approvals, we expect to commence commercial activities by building a focused sales and marketing organization for MM-398. This could form the basis of the sales and marketing organization that we will use to sell our other products, subject to receiving marketing approval. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating solid tumors, including the lung, breast, ovarian, pancreatic, colorectal and head and neck cancers for which our product candidates are being developed. Outside the United States and Europe, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

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

Sanofi

        In September 2009, after MM-121 entered Phase 1 clinical development, we entered into a license and collaboration agreement with Sanofi for the development and commercialization of MM-121. Under the agreement, we granted Sanofi an exclusive, worldwide, royalty-bearing right and license, with the right to grant sublicenses, under our patent rights and know-how to develop and commercialize the monoclonal antibody MM-121 and an MM-121 companion diagnostic. We retained the right, but not the obligation, to participate in the clinical development of MM-121 through Phase 2 proof of concept for each indication and final decision making authority over the conduct of the trials that we conduct, subject to our having the necessary capabilities and resources to conduct those trials and subject to the trials we conduct having been approved by Sanofi as part of the global development plan for MM-121. Sanofi is responsible for using commercially reasonable efforts thereafter to develop, obtain regulatory approvals for and, following regulatory approval, commercialize MM-121 and a companion diagnostic in each of the United States, Europe and Japan. We also retained an option to co-promote MM-121 in the United States.

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

        Sanofi has agreed that, subject to limited exceptions, until the second anniversary of the closing of our initial public offering of common stock, or IPO, neither Sanofi nor any of its affiliates will (1) effect or seek, initiate, offer or propose to effect, or cause or participate in any way, advise or assist any other person to effect or seek, initiate, offer or propose to effect or cause or participate in, any acquisition of any of our securities or assets, any tender or exchange offer, merger, consolidation or other business combination involving us, any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to us or any solicitation of proxies or consents to vote any of our voting securities; (2) form, join or in any way participate in a group with respect to any of our securities; (3) otherwise act, alone or in concert with others, to seek to control or influence our management, board of directors or policies, except as contemplated by our collaboration agreement; (4) take any action which would reasonably be expected to force us to make a public announcement regarding the foregoing; or (5) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing. Notwithstanding these limitations, we granted a waiver allowing Sanofi to purchase up to 6,300,000 shares of our common stock.

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

        In June 2012, we entered into a right of review agreement with Sanofi pursuant to which, if we determine to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in our pipeline, we will notify Sanofi of such opportunity. Following such notice, Sanofi will have a specified period of time to review the opportunity and determine whether to exercise an additional right to exclusively negotiate an agreement with us with respect to such opportunity for a specified period of time. If Sanofi does not exercise such right of negotiation, we may enter into negotiations with third parties with respect to the opportunity, provided that we may only enter into an agreement with a third party with respect to those countries that were initially offered to Sanofi. On the other hand, if Sanofi does exercise such right of negotiation but we and Sanofi do not reach a mutually acceptable agreement during the negotiation period, we may enter into negotiations with third parties with respect to the opportunity, provided that we may not enter into an agreement within a specified period of time following the end of the negotiation period if either (i) the agreement involves countries that were not previously offered to Sanofi or (ii) the terms and conditions of such agreement are materially more favorable to the third party than what was previously offered by Sanofi. If we propose to enter into any third party agreement described in the provisos of the preceding two sentences, we must first offer the same terms and conditions to Sanofi. In addition, if we intend to spin out certain of our research and development activities to a newly established, partially owned subsidiary, we will notify Sanofi prior to the initial fundraising for such spin-out. Following such notice, Sanofi will be entitled to review the proposed investment terms, although the final terms and participants of such investment will be determined solely by the board of directors of the spin-out. The right of review terminates on April 1, 2017.

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

        Under the agreement, we have paid PharmaEngine a $10 million upfront license fee and a $5 million milestone payment. In addition, PharmaEngine is eligible to receive up to an aggregate of $205 million from us upon the achievement of specified development, regulatory and annual net sales milestones. Under the agreement, PharmaEngine is entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Our obligation to pay royalties to PharmaEngine continues on a country-by-country basis until the later of ten years after the first commercial sale of MM-398 in such country and May 2, 2024. We are responsible for the development and commercialization, and all related costs and expenses, of MM-398 in all countries except Taiwan, where PharmaEngine retains the right to develop and commercialize MM-398 at its expense. Each party has agreed to use commercially reasonable efforts to develop, in accordance with a development plan, and commercialize MM-398 in its respective territory. We also have a diligence obligation to initiate a second Phase 3 clinical trial of MM-398 in a different solid tumor indication within a timeframe specified in the agreement.

        Multiple executive committees were formed under the agreement, each comprised of an equal number of representatives from each party. The steering committee is responsible for reviewing and approving changes to the development plan, providing overall strategic direction with respect to development of MM-398 under the development plan and overseeing other committees. The steering committee is also responsible for resolving any disputes arising under the agreement at the steering committee or that are referred to it by any of the other committees. If a matter is unresolved by the steering committee, it may be referred for resolution to executive officers from both companies. We have final decision making authority on any such matter not resolved by the executive officers that relates to the worldwide development of MM-398 or commercialization of MM-398 outside of Taiwan. The development committee is responsible for recommending to the steering committee changes to the development plan and overseeing the progress of the development program and monitoring the parties' compliance with their respective obligations under the development plan.

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

        As consideration for the grant of the initial research license, we paid Dyax a research fee based on the total estimated full time equivalent researchers that were required to conduct the research plan and a fee for achieving certain technical milestones. If we elect to obtain a product license with respect to any therapeutic or diagnostic target, we are required to pay to Dyax an additional upfront license fee for the applicable antibody. We also will be required to make additional maximum aggregate development and regulatory milestone payments of $16.2 million for therapeutic products and maximum aggregate regulatory milestone payments of $1.0 million for diagnostic products directed to selected targets. In addition, Dyax is entitled to mid single digit royalties based on net sales of products covered by any product license that we obtain from Dyax. Our obligation to pay royalties to Dyax continues on a product-by-product and country-by-country basis until the later of a specified number of years after the first commercial sale of the product in such country and the expiration of the patent rights covering the product in such country. MM-121 and a component of MM-141 were identified under this agreement, and we have obtained the required target licenses from Dyax by exercising our product license options and paying the applicable license fees. We are obligated to use commercially reasonable efforts to develop and commercialize the antibodies for which we obtain a commercial license.

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

U.S. Public Health Service

        In February 2008, we entered into a commercial license with the U.S. Public Health Service, a division of the U.S. Department of Health and Human Services, for non-exclusive rights in the United States to patents related to ErbB3 and ErbB3 antibodies associated with MM-121, MM-111 and MM-141. Under the agreement, we may be required to make aggregate development and regulatory milestone payments of up to $6.0 million per therapeutic licensed product and pay low single digit royalties on net sales of licensed products. The term of the agreement extends until the expiration of the licensed patent rights, which is 2016.

Selexis

        In June 2008, we entered into a commercial license with Selexis SA for non-exclusive rights to technology for use in the manufacture of certain biologic products, including each of our six most advanced product candidates, other than MM-398. Under this agreement, we are required to make aggregate milestone payments of up to €1.0 million per licensed product and pay royalties of less than one percent on net sales of licensed products. The obligation to pay royalties with respect to each product sold in a country continues until the expiration of the patent rights covering the product in such country.

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

        As of January 31, 2013, we owned 15 issued U.S. patents and one allowed U.S. patent application, two issued patents in Europe, 14 issued patents and two allowed patent applications in other jurisdictions, as well as 30 pending U.S. provisional and non-provisional patent applications and 175 pending foreign patent applications in Europe and 42 other jurisdictions. As of January 31, 2013, we also co-owned 32 pending foreign patent applications with Sanofi, as well as one U.S. non-provisional and seven foreign patent applications with Silver Creek. As of January 31, 2013, we had licenses to 39 U.S. patents and seven pending U.S. patent applications, as well as numerous foreign counterparts to many of these patents and patent applications. Of these licensed patents and patent applications, we license the majority on an exclusive basis, with the rest licensed non-exclusively to us. The exclusive licenses are, in some cases, limited to certain technical fields, for example for medical and diagnostic purposes.

        The patent portfolios for our six most advanced product candidates as of January 31, 2013 are summarized below.

MM-398

        Our MM-398 patent portfolio is wholly owned by us and includes two issued U.S. patents and two pending U.S. patent applications covering the composition of and methods of making and using MM-398, all of which expire or, if issued, will expire in 2025 except for one U.S. patent that expires in 2028. Related international patent applications have issued or been allowed in four countries and are pending in Europe and a number of other countries. These international patents and patent applications, if issued, will expire in 2025. Our MM-398 portfolio further includes one pending U.S. provisional dosage and administration patent application.

MM-121

        Our MM-121 patent portfolio is wholly owned by us, with the exception of:

  •
  five PCT method of use applications that are eligible for worldwide filings, along with 27 related pending foreign applications, all of which are co-owned with Sanofi and, if issued, will expire in 2032 and 2033; and

  •
  one family of U.S. patents broadly covering anti-ErbB3 antibodies, the last of which will expire in 2016 that are licensed non-exclusively from the U.S. Public Health Service, a division of the U.S. Department of Health and Human Services.

        Our wholly owned MM-121 portfolio includes a U.S. composition of matter patent, an issued foreign patent, two related pending U.S. patent applications and related international patent applications pending in Europe and 24 other jurisdictions that expire or, if issued, will expire in 2028. Pending method of use and diagnostic patents in this portfolio also include one U.S. provisional patent application and three PCT applications that are eligible for worldwide filings that, if issued, will expire in 2032 and 2033, and three U.S. patent applications and related pending foreign applications in Europe and 16 other jurisdictions that, if issued, will expire in 2029.

MM-111

        Our MM-111 patent portfolio includes three wholly owned, pending U.S. patent applications covering the composition of, and method of use and diagnostics for, MM-111 that, if issued, will expire in 2029 and 2031. This portfolio also includes four provisional U.S. applications that may be used to establish non-provisional applications that, if issued, will expire in 2033. For three of these four U.S. provisional applications, we intend to submit a single consolidated worldwide filing. This portfolio also includes 22 related patent applications pending in Europe and a number of other jurisdictions that, if issued, will expire between 2028 and 2032.

        In addition, this portfolio includes the following patents licensed from the Regents:

  •
  an exclusively licensed family of patents and patent applications that expire or, if issued, will expire in 2023, including three issued U.S. composition of matter patents, a pending U.S. and European divisional application, an issued European composition of matter patent that has been validated in 15 European Patent Organization countries, two issued foreign patents and related applications pending in a number of other countries; and

  •
  a non-exclusively licensed family of patents and a patent application that expire or, if issued, will expire in 2016, including granted U.S. and European composition of matter patents and an application pending in Canada.

        Our MM-302 patent portfolio includes one wholly owned PCT dosage and administration patent application eligible for worldwide filings that, if issued, will expire in 2031, and one U.S. provisional combination therapy application that may be used to establish non-provisional applications that, if issued, will expire in 2033. This portfolio also includes the following exclusively licensed issued U.S. patents:

  •
  six composition of matter patents that expire between 2014 and 2019; and

  •
  one method of use patent that expires in 2019.

        In addition, this portfolio includes the following exclusively licensed European patents:

  •
  a composition of matter patent that expires in 2019;

  •
  a composition of matter and method patent that expires in 2019; and

  •
  a composition of matter patent that expires in 2014.

        Our licensed MM-302 patent portfolio further includes several foreign composition of matter patents and patent applications that expire or, if issued, will expire between 2014 and 2017.

        All of the licensed patents and patent applications related to MM-302 are licensed from the Regents.

MM-151

        Our MM-151 patent portfolio is wholly owned, and includes one PCT application covering compositions, methods of use and diagnostics that is eligible for worldwide filings that, if issued, will expire in 2032. This portfolio also consists of one pending U.S. composition of matter and method of use patent application and eight related pending foreign applications that, if issued, will expire in 2031, and one U.S. and related European patent diagnostic patent application that, if issued, will expire in 2032.

MM-141

        Our MM-141 patent portfolio is wholly owned, and consists of two pending patent applications. One of these pending applications covers the principle and methods of co-targeting IGF-1R and ErbB3 in human disease and is pending in the US, Europe, Canada, Australia and Japan, and if issued will expire no sooner than 2030. The other pending application is an international application that remains eligible for worldwide filing in all PCT countries and covers compositions, methods of use, disease indications and drug combination regimens related to MM-141, and if issued will expire no sooner than 2032.

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

        We are currently engaged in two ongoing opposition proceedings to European patents in the European Patent Office to narrow or invalidate the claims of patents owned by third parties. For more information, see Item 3. Legal Proceedings in this Annual Report on Form 10-K. We have obtained favorable interim decisions in both oppositions, which are now under appeal. The ultimate outcome of these oppositions remains uncertain. We are also aware of issued or pending counterparts to some of these European patents in the United States that may be relevant to our development and commercialization of MM-121. In addition, we are aware of issued U.S. patents held by Genentech, Inc., or Genentech, broadly covering methods of producing certain types of recombinant antibodies and related compositions for antibody production that may be relevant to our development and commercialization of MM-121, MM-151and MM-141.

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

Silver Creek

        In August 2010, we acquired 12,000,000 shares of Series A preferred stock of Silver Creek, a newly formed company, in exchange for our grant to Silver Creek of technology licenses. We granted to Silver Creek a royalty free license under certain antibody growth factor patent rights to develop and commercialize products covered by the licensed patent rights. This license is exclusive to Silver Creek for therapeutic or diagnostic use in humans for the promotion of organ regeneration and co-exclusive with us for all other uses. We also granted to Silver Creek royalty free, non-exclusive licenses under certain patent rights and know-how to use certain of our technologies for research and development purposes. Either party may terminate the agreement in the event of an uncured material breach by the other party.

        In August and December 2010, Silver Creek issued and sold an aggregate of 4,189,904 additional shares of its Series A preferred stock at a price per share of $1.00 to other investors for an aggregate purchase price of $4,189,904. In addition, on December 21, 2012, Silver Creek entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders, which did not include us, in aggregate principal amounts of $1.6 million on December 21, 2012 and of $280,000 on February 11, 2013. The convertible notes bear interest at 6% and will mature and convert, along with accrued interest, into Silver Creek Series A preferred stock on December 31, 2013. If at any time prior to maturity Silver Creek enters into a qualifying equity financing, defined as a sale or series of related sales of equity securities prior to the maturity date and resulting in at least $4.0 million of gross proceeds, the notes will automatically convert into that financing at a 25% discount. As of January 31,

2013, we owned approximately 74% of the outstanding capital stock of Silver Creek, making Silver Creek a majority owned subsidiary of ours.

        Silver Creek is applying our Network Biology approach to the discovery and development of innovative therapeutics in the field of regenerative medicine. In the future, we may consider forming additional businesses or business units to apply our Network Biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases, as with Silver Creek, through the establishment of separately funded companies.

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

United States drug and biological product approval process

        In the United States, the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA's refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil penalties and criminal prosecution.

        The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice, or GLP, regulations;

  •
  submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

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

        We expect that all of our clinical product candidates, other than MM-398, will be subject to review as biological products under BLA standards. We expect that MM-398 will be subject to review as a drug under NDA standards. MM-302 contains both drug and biological components. We believe that this combination product will be subject to review as a biological product, pursuant to a BLA. However, it is possible that the FDA could consider MM-302 subject to review pursuant to an NDA.

Preclinical studies

        Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed protocol for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

        Clinical trials involve the administration of the investigational new drug to human subjects—healthy volunteers or patients—under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

        Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

  •
  Phase 1:  The drug or biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, side effects associated with increasing doses, pharmacological action , absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

  •
  Phase 2:  The drug or biological product is administered to a limited patient population to identify common adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase 3:  The drug or biological product is administered to an expanded patient population in adequate and well-controlled clinical trials, typically at geographically dispersed clinical trial sites, to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to permit the FDA to evaluate the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

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

Disclosure of clinical trial information

        Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public on the ClinicalTrials.gov website as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Marketing approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product's pharmacology chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $1,958,000, and the sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, currently exceeding $98,000 per product and $526,000 per establishment. These fees are typically increased annually.

        The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after receipt before accepting them for filing based on the agency's threshold determination that they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs and BLAs. Most such applications for non-priority products are reviewed within ten to twelve months, and most applications for priority review products, that is, drugs and biologics that the FDA determines represent a significant improvement over existing therapy, are reviewed in six to eight months. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or biological products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

        Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug's safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as changes in indications, manufacturing changes and labeling, are subject to further testing requirements and FDA review and approval.

Fast track designation

        The FDA is required to facilitate the development and expedite the review of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug or biologic candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor's request.

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

Priority review

        Under FDA policies, a product candidate may be eligible for priority review, or review within a six to eight month time frame from the time a complete application is accepted for filing. Products regulated by the FDA's Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Products regulated by the FDA's Center for Biologics Evaluation and Research are eligible for priority review if they provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. A fast track designated product candidate would ordinarily meet the FDA's criteria for priority review.

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

Pediatric information

        Under the Pediatric Research Equity Act of 2003, an NDA, BLA or supplement to an NDA or BLA must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

The Hatch-Waxman Act

Abbreviated new drug applications

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant's product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

        A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid is called a Paragraph IV certification. If the ANDA applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

        The ANDA also will not be approved until any applicable non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients during which ANDAs for generic versions of those drugs cannot be received by the FDA unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and thus, no ANDA may be filed before the expiration of the exclusivity period. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which the FDA cannot grant effective approval of an ANDA based on that listed drug. Under the Best Pharmaceuticals for Children Act, federal law also provides that periods of patent and non-patent marketing exclusivity listed in the Orange Book for a drug may be extended by six months if the NDA sponsor agrees to conduct and report on pediatric studies identified by the FDA in a written request within the statutory timeframes. Applications under the BPCA are treated as priority applications, with all the benefits that designation confers.

Patent term extension

        After NDA approval, owners of relevant drug patents may apply for up to a five year patent term extension. The allowable patent term extension is calculated as half of the drug's testing phase, based on the time between IND application and NDA submission, and all of the review phase, based on the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

        For patents that might expire during the application phase, the patent owner may request an interim patent term extension. An interim patent term extension increases the patent term by one year and may be renewed up to four times. For each interim patent term extension granted, the post-approval patent term extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent term extension is being sought is likely. Interim patent term extensions are not available for a drug for which an NDA has not been submitted.

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

Combination products

        A combination product is a product comprised of (i) two or more regulated components (i.e., drug/device, biologic/device, drug/biologic, or drug/device/biologic) that are physically, chemically, or otherwise combined or mixed and produced as a single entity; (ii) two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products; (iii) a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product where both are required to achieve the intended use, indication, or effect and where, upon approval of the proposed product, the labeling of the approved product would need to be changed (e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose); or (iv) any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

        The FDA is divided into various branches, or Centers, by product type. Different Centers typically review drug, biologic, or device applications. In order to review an application for a combination product, the FDA must decide which Center should be responsible for the review. FDA regulations require that the FDA determine the combination product's primary mode of action, or PMOA, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product that generates the PMOA becomes the lead evaluator. If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product. When evaluating an application, a lead Center may consult other Centers but still retain complete reviewing authority, or it may collaborate with another Center, by which the lead Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple evaluations is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each application may be evaluated by a different lead Center.

Biosimilars law

        The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to create a new licensure framework for biosimilar products, which could ultimately subject our biological products to competition. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is "biosimilar to" or "interchangeable with" a referenced, branded biologic product. Previously, there had been no licensure pathway for such biosimilar or interchangeable products. For purposes of the BPCIA, a reference product is defined as the single biological product licensed under a full BLA against which a biological product is evaluated in an application submitted under a follow-on BLA. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver by the Secretary of the U.S. Department of Health & Human Services. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. No biosimilar or interchangeable products have been approved under the BPCIA to date. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.

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

Breakthrough therapy designation

        The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor's request.

Overview of FDA regulation of companion diagnostics

        We are developing in vitro and in vivo companion diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics.

        FDA officials have indicated that the agency intends to publish guidance that, when finalized, would address issues critical to developing in vitro companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. The draft guidance issued in July 2011 states that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic. Although still in draft, this guidance represents the FDA's current practice. The FDA has yet to issue final guidance, and it is unclear when it will do so, or what the scope would be.

        The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain PMA, simultaneously with approval of the drug or licensure of the biologic. Based on the draft guidance, and the FDA's past treatment of companion diagnostics, we believe that the FDA will require one or more of our in vitro companion diagnostics to obtain PMA for our companion diagnostics to identify patient populations suitable for our cancer therapies, such as the in vitro companion diagnostic for MM-121. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by CDER and by the FDA's Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

        Our in vivo companion diagnostics, which are in the form of imaging agents, are regulated as drugs by CDER and, as such, are generally subject to the regulatory requirements applicable to other new drug candidates.

PMA approval pathway

        A medical device, including an in vitro diagnostic, or IVD, to be commercially distributed in the United States must receive either 510(k) clearance or PMA approval (or be a Class I exempt device that does not require pre-market review) from the FDA prior to marketing. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in Class III requiring PMA approval. The PMA approval pathway requires proof of the safety and effectiveness of the device to the FDA's satisfaction. The PMA approval pathway generally takes from one to three years or even longer from submission of the application.

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

        As part of the PMA review, the FDA will typically inspect the manufacturer's facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate design control, testing, control, documentation and other quality assurance procedures.

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

        All clinical studies of investigational devices must be conducted in compliance with the FDA's requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an IDE application prior to initiation of investigational use. IVD trials usually do not require an IDE, as the FDA does not judge them to be a significant risk because the results do not affect the patients in the study. However, for a trial where the IVD result directs the therapeutic care of patients with cancer (companion diagnostics), we believe that the FDA would consider the investigation to present significant risk and require an IDE.

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

  •
  fines, untitled and warning letters or holds on post-approval clinical trials;

  •
  refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

  •
  product seizure or detention, or refusal to permit the import or export of products; or

  •
  consent decrees, injunctions or the imposition of civil or criminal prosecution.

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

Foreign regulation

        In order to market any therapeutic or diagnostic product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

        To date, other than applying for and being granted orphan medicinal product designation and obtaining advice from the Scientific Advice Working Party of the EMA in the European Union for MM-398 for the treatment of pancreatic cancer, we have not initiated any discussions with the EMA or any other foreign regulatory authorities with respect to seeking regulatory approval for any of our products in Europe or in any other country outside the United States.

        The EMA grants orphan medicinal product designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. In addition, orphan medicinal product designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition and without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug. Orphan medicinal product designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan medicinal product will be of significant benefit to patients. Orphan medicinal product designation provides opportunities for free protocol assistance and fee reductions for access to the centralized regulatory procedures. Orphan medicinal product designation also provides ten years of market exclusivity following drug approval. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

New legislation and regulations

        From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. For example, the BPCIA and the Food and Drug Administration Safety and Innovation Act, or FDASIA, were enacted in 2010 and 2012, respectively. The FDASIA is a broad, sweeping law that establishes new user fee programs and provides the FDA with new authority in the areas of drugs, biologics and medical devices. In particular, the FDASIA provides the FDA with new inspection authorities. A drug or biologic will be considered adulterated, with possible resulting civil and criminal penalties, if the owner or operator of the establishment where it is made, processed, packed or held delays, denies, limits or refuses inspection. The FDASIA also replaces the biennial inspection schedule for drugs and biologics with a risk-based inspection schedule. The law grants the FDA authority to require a drug or biologics manufacturer to provide, in advance or instead of an inspection, and at the manufacturer's expense, any records or other information that the agency may otherwise inspect at the facility. The FDASIA also permits the FDA to share inspection information with foreign governments under certain circumstances. The FDASIA also provides the FDA with additional authority to exercise against manufacturers of drugs or biologics that are not adhering to pediatric study requirements, which apply even if the manufacturer is not seeking to market the drug or biologic to pediatric patients. As of April 2013, the FDA must issue non-compliance letters to companies who do not meet the pediatric study requirements. The company has an opportunity to respond, and the non-compliance letter and company response will become publicly available. The FDASIA is complex and has yet to be interpreted and implemented by the FDA. In the area of companion diagnostics, FDA officials indicated in 2010 that the agency planned to issue two guidances in this area. The FDA issued one draft guidance in July 2011. The FDA has yet to issue a second draft guidance and may decide not to issue a second draft guidance or finalize the existing draft guidance. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

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

Employees

        As of January 31, 2013, we had 230 full-time employees, including a total of 83 employees with M.D. or Ph.D. degrees. Of these full-time employees, 190 employees are engaged in research, development and manufacturing. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

        Since inception, we have incurred significant operating losses. Our net loss was $91.8 million for the year ended December 31, 2012, $79.7 million for the year ended December 31, 2011 and $50.2 million for the year ended December 31, 2010. As of December 31, 2012, we had an accumulated deficit of $442.1 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, an IPO, a secured debt financing and, to a lesser extent, through government grants, the monetization of tax credits and a convertible debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

  •
  initiate or continue clinical trials of our six most advanced product candidates;

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

        On November 8, 2012, we entered into a Loan and Security Agreement, or Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. The Loan Agreement provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of $15.0 million, which closed on December 14, 2012. We could in the future incur additional indebtedness beyond such amount.

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

        In addition, we are vulnerable to increases in the market rate of interest because our currently outstanding secured debt bears interest at a variable rate. If the market rate of interest increases, we will have to pay additional interest on our outstanding debt, which would reduce cash available for our other business needs.

        We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing debt instruments and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

        We will need substantial additional funding in connection with our continuing operations. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

        We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of December 31, 2012, anticipated interest income, and research and development and manufacturing funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund our operating expenses and capital expenditure requirements into 2014. Our future capital requirements will depend on many factors, including:

  •
  the progress and results of the clinical trials of our six most advanced product candidates;

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

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than our collaboration with Sanofi for the development and commercialization of MM-121, which is terminable by Sanofi for convenience upon 180 days' prior written notice. Other sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution. On February 1, 2013, we filed a registration statement on Form S-3 with the SEC to allow the issuance of our securities from time to time in one or more offerings of up to $200,000,000 in aggregate dollar amount. This registration statement was declared effective by the SEC on February 8, 2013. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and these covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. The debt issued in a debt financing would also be senior to our outstanding shares of capital stock upon our liquidation. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our six most advanced product candidates. All of our product candidates are still in preclinical and clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

        We have invested a significant portion of our efforts and financial resources in the acquisition of rights to MM-398 and the development of our five other most advanced product candidates for the treatment of various types of cancer. All of our therapeutic product candidates are still in preclinical and clinical development. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of our product candidates, which include both our therapeutic product candidates and companion diagnostic candidates, will depend on several factors, including the following:

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

        For example, the favorable results from a Phase 2 clinical trial of MM-398 in patients with metastatic pancreatic cancer may not be predictive of success in our Phase 3 clinical trial of MM-398 for the same indication, in particular because the trials have different efficacy endpoints and the Phase 2 trial was a single arm study that did not compare MM-398 to other therapies. Our Phase 3 trial, as amended, is designed to compare the efficacy of each of MM-398 as a monotherapy and MM-398 in combination with 5-FU and leucovorin against a common control of the combination of 5-FU and leucovorin. This Phase 3 trial is based on an expected efficacy endpoint of statistically significant difference in overall survival. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

  •
  the supply or quality of our product candidates, companion diagnostics or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

  •
  our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

        For example, due to a lack of efficacy in clinical trials, we suspended internal development of our product candidate MM-093, a potential therapeutic for autoimmune diseases. We subsequently terminated our development program for this product candidate and licensed it to third parties.

        In addition, MM-398 is currently being evaluated in a Phase 2 clinical trial in second-line metastatic colorectal cancer, which is being conducted by GERCOR, a cooperative research group of physicians based in France. This trial was initially designed as a randomized, non-comparative trial evaluating a regimen of 5-FU, leucovorin and MM-398 and FOLFIRI, which is a regimen of 5-FU, leucovorin and irinotecan. Roche recently announced results from a Phase 3 clinical trial in second-line metastatic colorectal cancer being conducted in Europe comparing chemotherapy to chemotherapy plus bevacizumab. The results of this trial by Roche have caused some medical institutions and physicians in France to modify their clinical practice. As a result, GERCOR amended the Phase 2 clinical trial of MM-398 to include bevacizumab in both arms. The amended trial resumed accrual of patients in July 2012 and is currently ongoing.

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

        All of our product candidates are still in preclinical or clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Currently marketed therapies for solid tumors are generally limited to some extent by their toxicity. Use of our product candidates as monotherapies in clinical trials also has resulted in adverse events consistent in nature with other marketed therapies. When used in combination with other marketed or investigational therapies, our product candidates may exacerbate adverse events associated with the other therapy. If our product candidates, either alone or in combination with other therapies, result in undesirable side effects or have characteristics that are unexpected, we may need to modify or abandon their development.

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

        In general, we forecast enrollment for our clinical trials based on experience from previous clinical trials and monitor enrollment to be able to make adjustments to clinical trials when appropriate, including as a result of slower than expected enrollment that we experience from time to time in our clinical trials. For example, we experienced slower than expected enrollment in our Phase 2 clinical trial of MM-121 in combination with exemestane for hormone receptor positive breast cancer. In response, we revised the entry criteria for the clinical trial to correspond with changes in clinical practice and also expanded the number of sites and countries participating in the clinical trial. It is possible that slow enrollment in other clinical trials in the future could require us to make similar adjustments. If these adjustments do not overcome problems with slow enrollment, we could experience significant delays or abandon the applicable clinical trial altogether.

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

Even if any of our product candidates, including our six most advanced product candidates, receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

        If any of our product candidates, including our six most advanced product candidates, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors that may be uncertain or subjective, including:

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

        We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Our current plan for our oncology products, other than MM-121, for which we receive marketing approval is to market and sell these products ourselves in the United States and Europe and to establish distribution or other marketing arrangements with third parties for these products in the rest of the world. We have an option to co-promote MM-121 in the United States with Sanofi, which otherwise holds worldwide commercialization rights to this product candidate.

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

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, thereby harming our business.

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

        We currently hold $10.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any or every liability that may arise.

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

        If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have otherwise been more advantageous for us to retain sole development and commercialization rights.

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

Fluctuations in foreign currency exchange rates could substantially increase the costs of our clinical trial programs.

        A significant portion of our clinical trial activities are conducted outside of the United States, and associated costs may be incurred in the local currency of the country in which the trial is being conducted, which costs could be subject to fluctuations in foreign exchange rates. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. A decline in the value of the U.S. dollar against currencies in geographies in which we conduct clinical trials could be expected to have a negative impact on our research and development costs. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our development costs.

Risks Related to Our Dependence on Third Parties

The successful development and commercialization of MM-121 depends substantially on our collaboration with Sanofi. If Sanofi is unable or unwilling to further develop or commercialize MM-121, or experiences significant delays in doing so, our business will be materially harmed.

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

        Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are also a party to a right of review agreement with Sanofi pursuant to which, if we determine to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in our pipeline, we will notify Sanofi of such opportunity. Following such notice, Sanofi will have a specified period of time to review the opportunity and determine whether to exercise an additional right to exclusively negotiate an agreement with us with respect to such opportunity for a specified period of time. In addition, in specified circumstances, if we subsequently propose to enter into any third party agreement, we must first offer the same terms and conditions to Sanofi. Our right of review agreement with Sanofi could discourage other companies from engaging with us in discussions or negotiations regarding collaboration agreements.

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

        We have a manufacturing facility located at our corporate headquarters in Cambridge, Massachusetts. We manufacture drug substance at this facility that we use for research and development purposes and for clinical trials of our product candidates. We do not have experience in manufacturing products at a commercial scale. Our current facility may not be sufficient to permit manufacturing of our product candidates for Phase 3 clinical trials or commercial sale. In order to meet our business plan, which contemplates our internally manufacturing drug substance for most of our clinical trials and, over the long-term, for a significant portion of our commercial requirements, we will need to upgrade and expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

If our manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected.

        If the manufacturing facility at our corporate headquarters or the equipment in it is damaged or destroyed, we may not be able to quickly or economically replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before selling any products manufactured at that facility. Such an event could delay our clinical trials or, if our product candidates are approved by the FDA, reduce our product sales.

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

        Third party manufacturers may not be able to comply with cGMP, QSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

        Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. Because there are a limited number of manufacturers that operate under cGMP or QSR regulations and that might be capable of manufacturing for us, we may not have access to such manufacturers.

        We currently rely on single suppliers for the resins, media and filters that we use for our manufacturing process. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place. Any performance failure or refusal to supply on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products. If our current suppliers cannot perform as agreed, we may be required to replace one or more of these suppliers. Although we believe that there may be a number of potential long-term replacements to each supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

        We likely will rely upon third party manufacturers to provide us with necessary reagents and instruments to develop, test and manufacture our in vitro companion diagnostics. Currently, many reagents are marketed as Research Use Only, or RUO, products under FDA regulations. In June 2011, the FDA issued a draft guidance that outlined the FDA's intention to impose additional restrictions on the provision of RUO products. If this guidance is finalized as drafted, we may experience difficulty securing the reagents that we need.

        Our potential future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

We rely on third parties to perform various tasks related to the manufacturing of our product candidates. Compliance by such third parties with regulations of the FDA or other regulatory bodies cannot be assured, which could adversely impact our clinical trials.

        A former fill-finish third party contractor that we used to fill and package both MM-121 and MM-111 experienced FDA inspection issues with its quality control processes that resulted in a formal warning letter from the FDA. Following a review by Sanofi and us, some MM-121 was pulled from clinical trial sites and replaced with MM-121 that was filled by a different contractor. This restocking resulted in a few patients missing one or two doses of MM-121.

        The MM-111 that was being used in our clinical trials was also filled and packaged by this same contractor. The FDA inquired about the effect of this contractor's quality issues on MM-111 clinical trial materials. Following our response to the FDA's inquiry, the FDA requested in January 2012 that we obtain new consents from any patients enrolled in our ongoing Phase 1 clinical trials of MM-111 in connection with continued use in these trials of MM-111 material filled and packaged by this contractor. In addition, the FDA placed a partial clinical hold on these ongoing clinical trials, which restricted our ability to enroll new patients in these trials, until MM-111 material filled and packaged by a new third party contractor that we engaged was available. This restocking is complete and resulted in a short delay in the dosing of a few patients without any patients missing a dose.

        Although we have addressed the concerns of the FDA with respect to the clinical trial material filled and packaged by our former third party contractor, it is possible that we could experience similar issues with other contractors.

Risks Related to Our Intellectual Property

If we fail to fulfill our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

        We are a party to a number of intellectual property license agreements with third parties, including with respect to MM-302, MM-141, MM-121 and MM-111, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors' patent rights are highly uncertain. Our and our licensors' pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent. Under the America Invents Act enacted in 2011, the United States moved to this first to file system in early 2013 from the previous system under which the first to make the claimed invention was entitled to the patent. We may become involved in opposition, interference or derivation proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

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

        Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to initiate infringement lawsuits, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

        Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the enforceable proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business.

        For example, we are aware of issued U.S. patents held by Genentech broadly covering methods of producing certain types of recombinant antibodies and related compositions for antibody production that may be relevant to our development and commercialization of MM-121, MM-151 and MM-141. These patents expire in 2018. Genentech has asserted infringement claims against several pharmaceutical and biotechnology companies based on these patents. If these patents were determined to be valid and cover our product candidates, we would need to obtain a license to the patented technology, which may cause us to incur licensing related costs. However, a license to these patents may not be available on commercially reasonable terms, or at all. Our failure to obtain a license to these patents could delay or prevent our development and commercialization of our product candidates in the United States.

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

        We are currently engaged in two ongoing opposition proceedings to European patents in the European Patent Office to narrow or invalidate the claims of patents owned by third parties. For more information, see Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K. We have obtained favorable interim decisions in both oppositions, although both decisions are now under appeal. The ultimate outcome of these oppositions remains uncertain. If we are not ultimately successful in these proceedings, and the issued claims of the patents we are opposing were determined to be valid and construed to cover MM-121, MM-111 or MM-141, we may not be able to commercialize MM-121, MM-111 or MM-141 in some or all European countries without infringing such patents. If we infringe a valid claim of these patents, we would need to obtain a license to the patented technology, which may cause us to incur licensing-related costs. For example, under our license and collaboration agreement with Sanofi, we are obligated to pay all licensing costs for specified third party patent rights that we or Sanofi may in the future license for the development and commercialization of MM-121, including the patent rights that are the subject of one of these opposition proceedings. However, a license to the patents that are the subject of these opposition proceedings may not be available on commercially reasonable terms or at all. As a result, we could be liable for monetary damages or we may be forced to delay, suspend, forego or cease commercializing these product candidates in some or all countries in Europe if we were found to infringe a valid claim of these patents. In addition, even if we are ultimately successful in these European opposition proceedings, such results would be limited to our activities in Europe.

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

        Our product candidates, including our six most advanced product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, import, export, sampling and marketing are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA and other regulatory agencies for each therapeutic indication to establish the product candidate's safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA or other regulatory agencies. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

        In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic unless the FDA approves or clears this "in vitro companion diagnostic device" at the same time that the FDA approves the therapeutic. The approval or clearance of the in vitro diagnostic most likely will occur through the FDA's Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health. It is unclear whether the FDA will finalize this guidance in its current format, or when it will do so. Even if the FDA does finalize the guidance in its current format, it is unclear how it will interpret the guidance. Even with the issuance of the draft guidance, the FDA's expectations for in vitro companion diagnostics remain unclear in some respects. The FDA's developing expectations will affect our in vitro companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity and clinical utility, or make us repeat aspects of the trial or initiate new trials.

        Because our companion diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For four of our six most advanced product candidates, MM-121, MM-111, MM-151 and MM-141, we are attempting to develop an in vitro companion diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider these in vitro diagnostics to be "in vitro companion diagnostic devices" that require simultaneous approval or clearance with the therapeutics under the draft guidance will depend on whether the FDA views the diagnostics to be essential to the safety and efficacy of these therapeutics.

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

        Based on the FDA's past practice with companion diagnostics, if we are successful in developing a companion diagnostic for any of our six most advanced product candidates, we would expect that FDA approval of an in vitro companion diagnostic, and possibly an in vivo companion diagnostic, would be required for approval and subsequent commercialization of each such therapeutic product candidate. We are not aware of any currently available diagnostics that, if necessary, would otherwise allow us to proceed with the approval and subsequent commercialization of our product candidates despite a delay in or failure of our attempts to develop companion diagnostics.

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

        The EMA grants orphan medicinal product designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. Orphan medicinal product designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met.

Our therapeutic product candidates for which we intend to seek approval as biological or drug products may face competition sooner than expected.

        With the enactment of the BPCIA as part of the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Law, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as "interchangeable" based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

        We believe that any of our products approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However:

  •
  a potential competitor could seek and obtain approval of its own BLA during our exclusivity period instead of seeking approval of a biosimilar version;

  •
  the FDA could consider a particular product candidate, such as MM-302, which contains both drug and biological product components, to be a drug subject to review pursuant to an NDA, and therefore eligible for a significantly shorter marketing exclusivity period as provided under the Drug Price Competition and Patent Term Restoration Act of 1984; and

  •
  there have been proposals to decrease the reference product exclusivity from 12 years to seven years. Congress has not yet enacted any such decrease, however.

        Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear and will depend on a number of marketplace and regulatory factors that are still developing.

        In addition, a drug product approved under an NDA, such as MM-398 if it were to be approved, could face generic competition earlier than expected. The enactment of the Generic Drug User Fee Amendments of 2012 as part of the FDASIA established a user fee program that will generate hundreds of millions of dollars in funding for the FDA's generic drug review program. Funding from the user fee program, along with performance goals that the FDA negotiated with the generic drug industry, could significantly decrease the timeframe for FDA review of generic drug applications.

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

        The FDASIA provides the FDA with new inspection authorities. A drug or biologic will be considered adulterated, with possible resulting civil and criminal penalties, if the owner or operator of the establishment where it is made, processed, packed or held delays, denies, limits or refuses inspection. The FDASIA also replaces the biennial inspection schedule for drugs and biologics with a risk-based inspection schedule. The law grants the FDA authority to require a drug or biologics manufacturer to provide, in advance or instead of an inspection, and at the manufacturer's expense, any records or other information that the agency may otherwise inspect at the facility. The FDASIA also permits the FDA to share inspection information with foreign governments under certain circumstances. The FDASIA is complex and has yet to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

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

        Most recently, on July 9, 2012, President Obama signed the FDASIA into law. The broad, sweeping law establishes new user fee programs and provides the FDA with new authority in the areas of drugs, biologics and medical devices. We are not certain what the full impact of these changes will be on our business, particularly as the FDA will need to publish regulations and issue guidances to implement the new legislation. We are not sure whether additional legislative changes will be enacted, or whether other FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In the area of companion diagnostics, FDA officials indicated in 2010 that the agency planned to issue two guidances in this area. The FDA issued one draft guidance in July 2011. The FDA has yet to issue a second draft guidance and may decide not to issue a second draft guidance or finalize the existing draft guidance. The FDA's expected issuance of a final guidance, or issuance of additional draft guidance, could affect our development of in vitro companion diagnostics and the applicable regulatory requirements. In addition, increased scrutiny by Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

        Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own a large portion of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could allow, delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

        Furthermore, on February 1, 2013, we filed a registration statement on Form S-3 with the SEC to allow the issuance of our securities from time to time in one or more offerings of up to $200,000,000 in aggregate dollar amount. This registration statement was declared effective by the SEC on February 8, 2013. Any sale of additional shares of our common stock or other securities could reduce the market price of our common stock.

We are an "emerging growth company" and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and may remain an emerging growth company for up to five years, until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include but are not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal facilities consist of approximately 118,000 square feet of research, manufacturing and office space located at One Kendall Square in Cambridge, Massachusetts. The lease on all this space expires in June 2019. We retain an option to renew the lease on all of our current space for an additional period of either one or five years.

        The facilities of our Silver Creek subsidiary consist of approximately 1,715 square feet of research and office space located in San Francisco, California. The lease on this space expires in September 2013, subject to an option to extend the lease for six additional months.

Item 3.    Legal Proceedings

        We are currently engaged in two ongoing opposition proceedings to European patents in the European Patent Office to narrow or invalidate the claims of patents owned by third parties. We have obtained favorable interim decisions in both oppositions, although both decisions are now under appeal. The ultimate outcome of these oppositions remains uncertain.

        We filed our notice of opposition in the first proceeding, opposing a patent (EP 0896586) held by Genentech, Inc., or Genentech, in July 2007 on the grounds of added matter, insufficient disclosure, lack of novelty and lack of inventive step. Amgen and U3 Pharma also opposed the Genentech patent. If the issued claims of the Genentech patent were determined to be valid and construed to cover MM-121, MM-111 or MM-141, our development and commercialization of these product candidates in Europe could be delayed or prevented. In August 2009, the European Patent Office issued a written decision rejecting several sets of Genentech's claims and upholding the patent solely on the basis of a further set of claims that we believe will not restrict the development or commercialization of MM-121, MM-111 or MM-141. All parties have appealed this decision. Pending the outcome of the appeal proceedings, the original issued claims of the Genentech patent remain in effect. Each party has submitted written statements regarding the appeal to the European Patent Office. No date has been set for a hearing for the appeal.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been publicly traded on the NASDAQ Global Market under the symbol "MACK" since our IPO on March 29, 2012. Prior to that time, there was no public market for our common stock. As a result, the following table sets forth the high and low sales closing prices of our common stock as reported on the NASDAQ Global Market for each quarter in the year ended December 31, 2012.

2012	High	Low
First Quarter (beginning March 29, 2012)	$6.19	$6.04
Second Quarter	$8.67	$5.67
Third Quarter	$10.94	$7.11
Fourth Quarter	$9.06	$5.95

Holders

        As of February 28, 2013, there were approximately 240 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

        We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table contains information about our equity compensation plans as of December 31, 2012. As of December 31, 2012, we had three equity compensation plans, all of which were approved by our stockholders: our 1999 stock option plan, as amended, our 2008 stock incentive plan, as amended, and our 2011 stock incentive plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,066,073	$3.4959	1,258,642
Equity compensation plans not approved by security holders	—	—	—

Total	18,066,073	$3.4959	1,258,642

Corporate Performance Graph

        The following performance graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Exchange Act of 1934, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from March 29, 2012 (the first date that shares of our common stock were publicly traded) through December 31, 2012. The comparison assumes $100 was invested after the market closed on March 29, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 9-MONTH CUMULATIVE TOTAL RETURN
Among The NASDAQ Composite Index, The NASDAQ Biotechnology Index and Merrimack Pharmaceuticals, Inc.

Use of Proceeds from Registered Securities

        Our IPO was effected through a registration statement on Form S-1 (File No. 333-175427), which was declared effective by the SEC on March 27, 2012. We received net proceeds from the offering of approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of accrued dividends on our Series B convertible preferred stock.

        As of December 31, 2012, we have used approximately $4.2 million of the proceeds from the offering to pay dividends on our Series B convertible preferred stock and estimate that we have used additional proceeds as follows:

  •
  approximately $14.1 million to fund our ongoing clinical program for MM-398;

  •
  approximately $11.8 million to fund our ongoing clinical program for MM-111;

  •
  approximately $5.3 million to fund our ongoing clinical program for MM-302;

  •
  approximately $4.1 million to fund our ongoing clinical program for MM-151;

  •
  approximately $5.8 million to fund our ongoing clinical program for MM-141;

  •
  approximately $20.1 million to fund other research and development efforts; and

  •
  approximately $3.4 million to fund working capital, capital expenditures and other general corporate purposes.

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

Item 6.    Selected Financial Data

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K. We have derived the consolidated statements of comprehensive loss data for the years ended December 31, 2010, 2011 and 2012 and the consolidated balance sheet data as of December 31, 2011 and 2012 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of comprehensive loss data for the years ended December 31, 2008 and 2009 and the consolidated balance sheet data as of December 31, 2008, 2009 and 2010 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years ended December 31,
(in thousands, except per share amounts)	2008	2009(1)	2010(2)	2011(2)	2012(2)
Consolidated statements of comprehensive loss data
Collaboration revenues	$365	$2,148	$20,305	$34,215	$48,921
Operating expenses:
Research and development	34,528	37,658	58,278	100,630	125,858
General and administrative	8,836	12,178	11,381	14,454	15,805
Contingent consideration	—	—	(178)	—	—

Total operating expenses	43,364	49,836	69,481	115,084	141,663

Loss from operations	(42,999)	(47,688)	(49,176)	(80,869)	(92,742)
Other income and expenses:
Interest income	1,243	81	74	56	184
Interest expense	(4,403)	(4,909)	(3,726)	(13)	(553)
Other, net	607	41	2,669	1,150	1,357

Net loss before income taxes	(45,552)	(52,475)	(50,159)	(79,676)	(91,754)
Benefit from income taxes	—	3,402	—	—	—

Net loss	(45,552)	(49,073)	(50,159)	(79,676)	(91,754)
Less net loss attributable to non-controlling interest	—	—	(55)	(453)	(477)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	(45,552)	(49,073)	(50,104)	(79,223)	(91,277)

Net loss per share available to common stockholders—basic and diluted(3)	$(8.17)	$(7.28)	$(5.57)	$(7.67)	$(1.28)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted(4)	6,199	7,387	10,994	11,343	72,831

(1)
In 2009, we acquired Hermes BioSciences, Inc.

(2)
In 2010, 2011 and 2012, we consolidated Silver Creek.

(3)
The numerator in the calculation of net loss per share available to common stockholders—basic and diluted includes unaccreted dividends on our convertible preferred stock.

(4)
In April 2012, we closed our IPO, which resulted in the sale of approximately 15.0 million shares of common stock and the conversion of all shares of outstanding convertible preferred stock into approximately 66.3 million shares of common stock.

	As of December 31,
(in thousands)	2008	2009	2010	2011	2012(1)
Consolidated balance sheet data
Cash and cash equivalents	$44,974	$58,387	$30,713	$50,454	$37,714
Available-for-sale securities	—	—	—	—	72,238
Total assets	50,867	82,156	57,577	85,299	148,974
Loans payable	—	—	—	—	39,855
Capital lease obligations	2,329	1,355	491	48	—
Derivative liability	—	—	—	—	196
Deferred revenues	—	60,937	73,782	85,745	80,464
Convertible preferred stock warrants	568	578	652	1,516	—
Total liabilities	72,596	141,645	85,257	106,990	155,394
Non-controlling interest	—	—	1,027	574	97
Convertible preferred stock	132,739	131,273	191,257	268,225	—
Total stockholders deficit	(154,468)	(190,762)	(219,964)	(290,490)	(6,517)

(1)
Upon closing of our IPO in April 2012, all outstanding shares of our convertible preferred stock were converted into 66.3 million shares of common stock, all outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock and approximately $4.3 million of cash dividends became payable to the holders of Series B convertible preferred stock.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

        We are a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics. Our mission is to provide patients, physicians and the healthcare system with the medicines, tools and information to transform the approach to care from one based on the identification and treatment of symptoms to one focused on the diagnosis and treatment of illness through a more precise mechanistic understanding of disease. We seek to accomplish our mission by applying our proprietary systems-based approach to biomedical research, which we call Network Biology. Our initial focus is in the field of oncology. We have six programs in clinical development. In our most advanced program, we are conducting a Phase 3 clinical trial.

        We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, an IPO, a secured debt financing and, to a lesser extent, through government grants, the monetization of tax credits and a convertible debt financing. Through December 31, 2012, we have received $268.2 million from the sale of convertible preferred stock and warrants, $98.1 million of net proceeds from the sale of common stock during our IPO, $39.6 million of net proceeds from a secured debt financing and $176.0 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. As of December 31, 2012, we had unrestricted cash and cash equivalents and available-for-sale securities of $110.0 million.

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

        On November 8, 2012, we entered into a Loan Agreement with Hercules. The Loan Agreement provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of $15.0 million, which closed on December 14, 2012, and resulted in aggregate net proceeds of $39.6 million.

        We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of December 31, 2012, anticipated interest income, and research and development and manufacturing funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund our operating expenses and capital expenditure requirements into 2014.

        We have never been profitable and, as of December 31, 2012, we had an accumulated deficit of $442.1 million. Our net loss was $91.8 million for the year ended December 31, 2012, $79.7 million for the year ended December 31, 2011 and $50.2 million for the year ended December 31, 2010. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

        In addition, in June 2012, we entered into a right of review agreement with Sanofi pursuant to which, if we determine to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in our pipeline, we will notify Sanofi of such opportunity. Following such notice, Sanofi will have a specified period of time to review the opportunity and determine whether to exercise an additional right to exclusively negotiate an agreement with us with respect to such opportunity for a specified period of time. In addition, in specified circumstances, if we subsequently propose to enter into any third party agreement, we must first offer the same terms and conditions to Sanofi. The right of review terminates on April 1, 2017.

        The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services as incurred and recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of our agreement with Sanofi. During the years ended December 31, 2010, 2011 and 2012, we recognized revenue based on the following components of the Sanofi agreement:

	Years ended December 31,
(in thousands)	2010	2011	2012
Upfront payment	$5,000	$5,000	$5,000
Milestone payments	949	2,616	2,975
Development services	13,279	25,053	36,905
Manufacturing services and other	630	1,456	3,307

Total	$19,858	$34,125	$48,187

GTC Biotherapeutics, Inc.

        During 2008 and 2009, our product candidate MM-093 failed to achieve the primary endpoint in Phase 2 clinical trials for rheumatoid arthritis, psoriasis and uveitis. In July 2009, we entered into a license agreement with GTC Biotherapeutics, Inc., or GTC, for the development and commercialization of MM-093. Under this agreement, we granted GTC an exclusive worldwide license to research, develop, manufacture and commercialize MM-093 for the treatment of autoimmune diseases in exchange for GTC returning approximately 662,000 shares of our Series C convertible preferred stock. In addition, we became eligible to receive from GTC potential development and sales milestone payments as well as tiered royalties based on a percentage of net sales of MM-093, while GTC became responsible for all development and commercialization costs for MM-093. At the time of the agreement, we assigned a fair value of $1.5 million for the shares returned to us and were recognizing this as revenue over the expected development term, which was estimated to be 19 years from the effective date of our agreement with GTC. To date, we have not received any milestone or royalty payments from GTC.

        In December 2012, GTC notified us of their intent to terminate the license agreement in three months in accordance with the terms of the license agreement. The expected development term ended on March 19, 2013 when we received GTC's final notice of termination. This change in estimated expected development term resulted in $657,000 of additional revenue recognition during the fourth quarter of 2012. The remaining $553,000 of deferred revenue that was recorded as of December 31, 2012 related to this agreement will be recognized during the first quarter of 2013.

        During the years ended December 31, 2010, 2011 and 2012, we recognized revenue based on the following component of the GTC agreement:

	Years ended December 31,
(in thousands)	2010	2011	2012
Upfront consideration	$76	$76	$733

Silver Creek Pharmaceuticals, Inc.

        In 2010, we established Silver Creek as a subsidiary. Silver Creek's mission is to apply our Network Biology approach to the discovery and development of innovative therapeutics in the field of regenerative medicine. As of December 31, 2011 and 2012, we owned approximately 74% of the outstanding capital stock of Silver Creek. We concluded that Silver Creek is a variable interest entity and that we are the primary beneficiary. We have the ability to direct the activities of Silver Creek through our ownership percentage and through the board of directors seats controlled by us and our de facto agents, and therefore, we consolidate Silver Creek for financial reporting purposes.

        In the future, we may consider forming additional businesses or business units to apply our Network Biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases, as with Silver Creek, through the establishment of separately funded companies.

Financial Obligations Related to the License and Development of MM-398

        In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we now have the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of MM-398, which occurred and was paid in the first quarter of 2012. We may be required to make up to an aggregate of $75.0 million in additional development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the May 2011 agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the years ended December 31, 2011 and 2012, we recognized research and development expense of $11.2 million and $6.2 million, respectively, under the May 2011 agreement with PharmaEngine.

        Our financial obligations under other license and development agreement are summarized below under "—Liquidity and Capital Resources—Contractual obligations and commitments."

Financial Operations Overview

Revenues

        We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments and research, development, manufacturing and other payments received from collaborations, primarily with Sanofi and, to a lesser extent, from grant payments received from the National Cancer Institute. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research, development and manufacturing payments from collaborations and royalties from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research, development and manufacturing reimbursements, milestone and other payments from collaborations, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until 2014 at the earliest. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and development expense

        Research and development expenses consist of the costs associated with our research and discovery activities, including investment in our Network Biology approach, conduct of preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

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

        We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our six most advanced product candidates, MM-398, MM-121, MM-111, MM-302, MM-151 and MM-141, and to further advance our preclinical products and earlier stage research and development projects.

        We use our employee and infrastructure resources across multiple research and development programs. We track expenses related to our six most advanced product candidates on a per project basis. Accordingly, we allocate internal employee-related and infrastructure costs, as well as third party costs, to each of these programs. We do not allocate to particular development programs either stock compensation expense or expenses related to preclinical programs. Costs that are not directly attributable to specific clinical programs or early preclinical activities, such as general laboratory supplies, wages related to shared laboratory services, travel and employee training and development, are not allocated and are considered general research and discovery expenses.

        The following table summarizes our principal product development programs, including the latest related stages of development for each product candidate in development and the research and development expenses allocated to each clinical product candidate. Prior to May 2011, our collaborator, PharmaEngine, led the clinical development of MM-398 with minimal investment by us.

			Years ended December 31,
		Current phase of development
(in thousands)	Indication		2010	2011	2012
MM-398	Cancer	Phase 3	$163	$18,999	$22,321
MM-121	Cancer	Phase 2	18,014	32,347	37,173
MM-111	Cancer	Phase 1/Phase 2 planned	15,938	10,091	14,249
MM-302	Cancer	Phase 1	4,974	5,126	7,126
MM-151	Cancer	Phase 1	2,452	10,047	7,236
MM-141	Cancer	Phase 1	1,587	2,875	8,963
Preclinical, general research and discovery			12,364	17,548	24,556
Stock compensation			2,786	3,597	4,234

Total research and development expense			$58,278	$100,630	$125,858

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

MM-398

        MM-398 is currently being evaluated in a Phase 3 clinical trial in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. During the second quarter of 2012, we amended the trial design for our Phase 3 clinical trial. Our current estimate of the remaining external costs associated with completing the Phase 3 clinical trial is between $15.0 million and $20.0 million. During the fourth quarter of 2012, we initiated a Phase 1 translational study to identify predictive biomarkers associated with MM-398. A translational study is a clinical trial where biomarker investigation is performed, with a goal of identifying biomarkers that predict patients' response to the therapy. In addition, several investigator sponsored trials are ongoing in which the majority of the total clinical trial costs are paid for by the investigators. Investigator sponsored trials include a Phase 2 clinical trial in colorectal cancer and a Phase 1 clinical trial in glioma.

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

MM-121

        We have entered into a license and collaboration agreement with Sanofi related to MM-121. Under the terms of the agreement, we are currently responsible for executing clinical trials through Phase 2 proof of concept trials for each indication. Although Sanofi will ultimately be responsible for manufacturing MM-121 under the license and collaboration agreement, we are currently manufacturing MM-121 for use in ongoing clinical trials. Sanofi has assumed responsibility for all manufacturing of MM-121 for Phase 3 clinical trials. All expenses related to manufacturing are required to be reimbursed by Sanofi. Sanofi pays a portion of the estimated manufacturing campaign costs upfront and the remainder during and upon completion of the manufacturing campaign in accordance with an agreed upon budget. We separately record revenue and expenses on a gross basis under this arrangement. Sanofi is responsible for all development and manufacturing costs of MM-121. We are currently conducting four Phase 2 clinical trials and three Phase 1 clinical trials of MM-121 in multiple cancer types. During the year ended December 31, 2010, we received a $10.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in breast cancer. During the year ended December 31, 2011, we received a $10.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in non-small cell lung cancer. During the year ended December 31, 2012, we received a $5.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in ovarian cancer.

MM-111

        We are currently preparing to initiate a Phase 2 clinical trial in gastric cancer and conducting two Phase 1 clinical trials in multiple cancer types.

MM-302

        We are currently conducting one Phase 1 clinical trial of MM-302 in breast cancer.

MM-151

        We are currently conducting one Phase 1 clinical trial of MM-151 in solid tumors. During the first quarter of 2012, we made a $1.5 million payment under our collaboration agreement with Adimab.

MM-141

        We are currently conducting one Phase 1 clinical trial of MM-141 in solid tumors. During the fourth quarter of 2012, we made payments of $1.4 million under our collaboration agreement with Dyax.

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

Interest income and interest expense

        Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities. Interest expense consists of expense incurred to finance equipment and office furniture and fixtures, interest on debt, amortization of debt discount and noncash interest expense recognized on proceeds received from Series F convertible preferred stock investors.

        As more fully described in Note 14 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, in July 2010, in connection with a review of our corporate records, we determined that we may not have obtained all of the required stockholder approvals to amend our articles of organization to authorize shares of Series F convertible preferred stock that we agreed to issue in November 2007 and April 2008. As a result, in October 2010, we conducted an exchange offer in which we provided investors to whom we had agreed to issue and sell shares of Series F convertible preferred stock in 2007 and 2008 with the opportunity to acquire shares of properly authorized Series F convertible preferred stock. All of the holders of shares of Series F convertible preferred stock accepted our offer and received new, properly authorized shares of Series F convertible preferred stock. We recorded Series F proceeds received in advance of the exchange offer as a short term liability and recognized noncash imputed interest expense for financial statement purposes of $4,805,000 for the year ended December 31, 2009, and $3,673,000 for the year ended December 31, 2010, which we collectively refer to as the Series F amount. Upon completion of the exchanges of Series F convertible preferred stock in October 2010, the Series F amount was relieved and we recorded the initial investment of $5.10 per share as convertible preferred stock and the accrued noncash interest expense of $12,974,000 as additional paid-in capital.

Other income (expense)

        Other income (expense) primarily consists of gains and losses on the change in value and time to expiration of convertible preferred stock warrants, the recognition of federal and state sponsored tax incentives and other one-time income or expense-related items.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, lease accounting, valuation of derivative liabilities, useful lives with respect to long-lived assets and intangibles, valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses and other, intangible assets, goodwill, in-process research and development and tax valuation reserves. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

        In January 2011, we adopted new authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third party evidence are not available.

        Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. We did not enter into any significant multiple element arrangements or materially modify any of our existing multiple element arrangements during the year ended December 31, 2012. Our existing collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

Marketable securities

        Our holdings of marketable securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager and have expected average maturity dates in excess of three months. We classify these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders' equity until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income.

Goodwill

        Goodwill represents the difference between the purchase price and the fair value of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis, during the third quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of our reporting unit below its carrying amount. This evaluation included a qualitative assessment to determine whether further impairment testing of goodwill is necessary. This determination requires us to make significant estimates, judgments and assumptions. Significant changes to these estimates, judgments and assumptions could materially change the outcome of our impairment assessment.

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

  •
  professional service fees.

        In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. In the event that we do not identify costs that have been incurred or we under or overestimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make estimates based upon the facts and circumstances known to us at the time and in accordance with GAAP. There have been no material changes in estimates for the periods presented.

Contractual matter

        We manufacture MM-121 under a license and collaboration agreement with Sanofi. Under this agreement, Sanofi reimburses us for direct costs incurred in manufacturing. During 2009 and 2010, we utilized a third party contractor to perform fill-finish manufacturing services. This third party contractor experienced FDA inspection issues with its quality control process that resulted in a formal warning letter from the FDA. Following a review by Sanofi and us, some MM-121 was pulled from clinical trial sites and replaced with MM-121 that was filled by a different contractor. Sanofi had requested that we assume financial responsibility for the MM-121 material that was pulled from clinical trial sites. We and Sanofi have since agreed that, beginning in April 2012 and throughout 2013, we will reimburse Sanofi approximately $1.2 million of previously billed amounts. Our revenue recognition model for manufacturing services performed under the license and collaboration agreement with Sanofi is to recognize these services over the period of performance, which is currently estimated to be 12 years from the effective date of the agreement. Removal of these previously billed amounts from our revenue recognition model and establishing this contractual liability resulted in an earnings reduction of $0.2 million for the year ended December 31, 2012.

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

        We estimate the fair value of stock-based awards to employees and non-employees using the Black-Scholes option valuation model. Determining the fair value of stock-based awards requires the use of highly subjective assumptions, including volatility, the calculation of expected term, risk free interest rate and the fair value of the underlying common stock on the date of grant, among other inputs. The assumptions used in determining the fair value of stock-based awards represent our best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors change, and different assumptions are used, our level of stock-based compensation could be materially different in the future. As of December 31, 2012, there was $15,924,000 of total unrecognized compensation cost related to nonvested stock awards, and we expect to recognize those costs over weighted average periods of approximately 2.1 years.

        The fair value of options granted in 2010, 2011 and 2012 were estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2010	2011	2012
Risk-free interest rate	1.7 - 2.8%	1.3 - 2.5%	0.7 - 1.1%
Expected dividend yield	0%	0%	0%
Expected term	5 - 5.9 years	5 - 5.9 years	5 - 5.9 years
Expected volatility	73 - 77%	71 - 73%	66 - 72%

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

        Historically, we have granted stock options at exercise prices equal to the estimated fair value of our common stock. Due to the absence of an active market for our common stock prior to our IPO in April 2012, the fair value for purposes of determining the exercise price for stock option grants was determined by our board of directors, with the assistance and upon the recommendation of management, in good faith based on a number of objective and subjective factors including:

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

  •
  achievement of enterprise milestones, including results of clinical trials and entering into license and collaboration agreements;

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

        In connection with the preparation of the consolidated financial statements for the years ended December 31, 2010, 2011 and 2012, prior to our IPO in April 2012, our board of directors also considered valuations provided by management in determining the fair value of our common stock. Such valuations were prepared as of October 6, 2009, August 24, 2010 and March 31, July 31 and October 17, 2011, and valued our common stock at $2.12, $2.69, $5.54, $6.37 and $6.78 per share, respectively. These valuations were used to estimate the fair value of our common stock at each option grant date and in calculating stock-based compensation expense. These estimates involved significant judgment and inherent uncertainties. Changes to these estimates or the underlying assumptions could materially change stock-based compensation expense for the periods presented.

JOBS Act

        On April 5, 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Among other provisions, the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act.

        Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including not being required to provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements. We may remain an emerging growth company for up to five years, until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.0 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year.

Results of Operations

Comparison of the years ended December 31, 2011 and 2012

	Years ended December 31,
(in thousands)	2011	2012
Collaboration revenues	$34,215	$48,921
Research and development expenses	100,630	125,858
General and administrative expenses	14,454	15,805

Loss from operations	(80,869)	(92,742)
Interest income	56	184
Interest expense	(13)	(553)
Other income	1,150	1,357

Net loss	(79,676)	(91,754)

Collaboration revenues

        Collaboration revenues for 2012 were $48.9 million, compared to $34.2 million for 2011, an increase of $14.7 million, or 43%. This increase resulted from increases in development services, milestone and manufacturing revenues recognized under our collaboration agreement with Sanofi.

Research and development expenses

        Research and development expenses for 2012 were $125.9 million, compared to $100.6 million for 2011, an increase of $25.3 million, or 25%. This increase was primarily attributable to:

  •
  $7.0 million of increased spending on preclinical, general research and discovery due to new preclinical programs in our pipeline, increased costs associated with each preclinical program as these programs approach clinical development and the timing of manufacturing activities;

  •
  $6.1 million of increased MM-141 spending due to IND-enabling activities and initiating and executing a new clinical trial, including $1.4 million in fees under our agreement with Dyax, which occurred during 2012;

  •
  $4.8 million of increased MM-121 spending primarily due to increased enrollment and costs associated with clinical trials;

  •
  $4.2 million of increased MM-111 spending primarily due to costs associated with preparing and initiating our planned Phase 2 clinical trial and costs associated with on-going clinical trials;

  •
  $3.3 million of increased MM-398 spending due to $13.3 million of increased costs primarily attributable to our ongoing Phase 3 clinical trial, partially offset by the absence of a $10.0 million license payment made to PharmaEngine in 2011;

  •
  $2.1 million of increased MM-302 spending due to increased preclinical diagnostic-related costs and clinical trial activities; and

  •
  $0.6 million of increased stock compensation expense due to increased headcount.

These increases were partially offset by $2.8 million of decreased MM-151 spending primarily due to the absence of IND-enabling activities that occurred in 2011, partially offset by an increase of $0.3 million in payments made to collaborators and increased costs associated with a new clinical trial that occurred in 2012.

General and administrative expenses

        General and administrative expenses for 2012 were $15.8 million, compared to $14.5 million for 2011, an increase of $1.3 million, or 9%. This increase was primarily attributable to increases in labor and labor-related costs, rent, insurance and pre-commercialization costs, partially offset by decreased depreciation expense.

Interest income

        Interest income for 2012 was $0.2 million, compared to $0.1 million for 2011, an increase of $0.1 or 100%. Interest income was earned on available-for-sale securities purchased with proceeds from our IPO in April 2012.

Interest expense

        Interest expense for 2012 was $0.5 million, compared to minimal expense recognized for 2011. This increase was primarily related to the Loan Agreement that we entered into with Hercules in November 2012.

Other income

        Other income for 2012 was $1.4 million, which was comprised of $0.6 million of benefit from the remeasurement of fair value of our convertible preferred stock warrants and $0.8 related to the amortization of Massachusetts Life Sciences Center, or MLSC, tax incentives. Other income for 2011 was $1.2 million, which was comprised of a $1.8 million cash settlement from a former service provider and $0.3 million of recognized income related to the amortization of MLSC tax incentives, partially offset by $0.9 million expense from the remeasurement of fair value of our convertible preferred stock warrants.

Comparison of the years ended December 31, 2010 and 2011

	Years ended December 31,
(in thousands)	2010	2011
Collaboration revenues	$20,305	$34,215
Research and development expenses	58,278	100,630
General and administrative expenses	11,381	14,454
Contingent consideration	(178)	—

Loss from operations	(49,176)	(80,869)
Interest income	74	56
Interest expense	(3,726)	(13)
Other income	2,669	1,150

Net loss	(50,159)	(79,676)

Collaboration revenues

        Collaboration revenues for 2011 were $34.2 million, compared to $20.3 million for 2010, an increase of $13.9 million, or 68%. This increase resulted from increases in development services, milestone and manufacturing revenues recognized under our license and collaboration agreement with Sanofi.

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

General and administrative expenses

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

Other income

        Other income for 2011 was $1.2 million, compared to $2.7 million for 2010, a decrease of $1.5 million, or 56%. This decrease was primarily due to the receipt of a $2.4 million grant awarded under the federal Qualifying Therapeutic Discovery Project program, which was recognized in 2010 and did not occur in 2011, combined with $0.8 million of additional expense from the change in fair value of convertible preferred stock warrants, partially offset by a $1.8 million cash settlement from a former service provider recognized in 2011.

Liquidity and Capital Resources

Sources of liquidity

        We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, an IPO, a secured debt financing, and, to a lesser extent, through government grants, the monetization of tax credits and a convertible debt financing. Through December 31, 2012, we have received $268.2 million from the sale of convertible preferred stock and warrants, $98.1 million of net proceeds from the sale of common stock during our IPO, $39.6 million of net proceeds from a secured debt financing and $176.0 million of upfront license fees, milestone payments, reimbursement of development and manufacturing services and other payments from our collaborations. As of December 31, 2012, we had unrestricted cash and cash equivalents and available-for-sale securities of $110.0 million.

        During the first quarter of 2012, we made a $1.5 million payment under our collaboration agreement with Adimab and an antibody discovery related payment of $0.4 million. Also during the first quarter of 2012, we received a $5.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in ovarian cancer. We made an aggregate of $1.4 million of payments under our collaboration agreement with Dyax during the fourth quarter of 2012.

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

        On November 8, 2012, we entered into a Loan Agreement with Hercules. The Loan Agreement provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of $15.0 million, which closed on December 14, 2012.

        As of December 31, 2012, within our unrestricted cash and cash equivalents, $2.0 million was cash and cash equivalents held by Silver Creek, which is consolidated for financial reporting purposes. The $2.0 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

        The following table provides information regarding our cash flows for the years ended December 31, 2010, 2011 and 2012.

	Years ended December 31,
(in thousands)	2010	2011	2012
Cash used in operating activities	$(26,369)	$(52,817)	$(79,816)
Cash used in investing activities	(4,900)	(3,747)	(75,221)
Cash provided by financing activities	3,595	76,305	142,297

Net (decrease) increase in cash and cash equivalents	$(27,674)	$19,741	$(12,740)

        We invest primarily in U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit. Our investment objectives are primarily to assure liquidity and preservation of capital and secondarily to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities as of December 31, 2012.

Operating activities

        Cash used in operating activities of $26.4 million during the year ended December 31, 2010 was primarily a result of our $50.2 million net loss, partially offset by non-cash items of $11.7 million, and changes in operating assets and liabilities of $12.1 million, which includes receipt of a $10.0 million milestone payment under the collaboration agreement with Sanofi. Cash used in operating activities of $52.8 million during the year ended December 31, 2011 was primarily a result of our net loss of $79.7 million, partially offset by non-cash items of $12.4 million, and changes in operating assets and liabilities of $14.4 million, which includes receipt of a $10.0 million milestone payment under the collaborative agreement with Sanofi. Cash used in operating activities of $79.8 million during the year ended December 31, 2012 was primarily a result of our $91.8 million net loss, partially offset by non-cash items of $10.0 million and changes in operating assets and liabilities of $2.0 million, which includes receipt of a $5.0 million milestone payment under our license and collaboration agreement with Sanofi.

Investing activities

        Cash used in investing activities of $4.9 million and $3.7 million for the years ended December 31, 2010 and 2011, respectively, was primarily due to the purchase of plant, property and equipment. Cash used in investing activities of $75.2 million for the year ended December 31, 2012 is primarily due to the purchase of available-for-sale securities of $115.7 million, which was partially offset by maturities and sales of available-for-sale securities of $43.9 million, as well as $3.2 million related to the purchase of property and equipment and other investing activities.

Financing activities

        Cash provided by financing activities of $3.6 million for the year ended December 31, 2010 was primarily a result of proceeds received by Silver Creek for the issuance of convertible preferred stock of $4.2 million, partially offset by the payment of capital leases of $0.9 million. Cash provided by financing activities of $76.3 million for the year ended December 31, 2011 was primarily a result of $76.9 million of proceeds received from the Series G convertible preferred stock financing, net of offering costs, $1.7 million of proceeds from the issuance of common stock from the exercise of warrants and stock options, partially offset by deferred financing costs of $1.9 million and the payment of capital leases of $0.4 million. Cash provided by financing activities of $142.3 million for the year ended December 31, 2012 was primarily a result of $100.0 million from our IPO, net of offering costs, which closed in April 2012, $41.1 million from us entering into the Loan Agreement with Hercules in November 2012 and Silver Creek entering into the convertible note payable, net of offering costs, and $5.4 million from the issuance of common stock upon the exercise of stock options, partially offset by the payment of $4.2 million of dividends on our Series B convertible preferred stock.

Funding requirements

        As of December 31, 2012, we had unrestricted cash and cash equivalents and available-for-sale securities of $110.0 million.

        We have not completed development of any therapeutic products or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

  •
  initiate or continue our clinical trials of our six most advanced product candidates;

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

        We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of December 31, 2012, anticipated interest income, and research and development and manufacturing funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund our operating expenses and capital expenditure requirements into 2014. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

  •
  the progress and results of the clinical trials of our six most advanced product candidates;

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

Credit facility

        On November 8, 2012, we entered into a Loan Agreement with Hercules pursuant to which we received loans in the aggregate principal amount of $40.0 million. The term loans bear interest at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. The Loan Agreement provides for interest-only payments for twelve months and repayment of the aggregate outstanding principal balance of the loan in monthly installments starting on December 1, 2013 and continuing through May 1, 2016. If we receive aggregate gross proceeds of at least $75 million in one or more transactions prior to December 1, 2013, including pursuant to a financing or collaboration, we may elect to extend the interest-only period by six months so that the aggregate outstanding principal balance of the loans would be repaid in monthly installment starting on June 1, 2014 and continuing through November 1, 2016. Upon full repayment or maturity of the loans payable, we are required to pay Hercules a $1.2 million fee. The loans are secured by a lien on all of our personal property, as of, or acquired after, the date of the Loan Agreement, except for intellectual property. As of December 31, 2012, the principal balance outstanding was $40.0 million, and no further amounts may be drawn against this Loan Agreement.

Contractual obligations and commitments

        The following table summarizes our contractual obligations as of December 31, 2012:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short and long-term loans payable(1)	$50,530	$5,439	$36,260	$8,831	$—
Convertible note payable(2)	1,571	1,571
Operating lease obligations	30,359	4,319	9,040	9,573	7,427
Series B dividends	28	28	—	—	—
Contractual liability(3)	1,028	1,028	—	—	—
License and collaboration, antibody and technology licensing costs(4)	1,589	209	565	815	—

Total contractual cash obligations	$85,105	$12,594	$45,865	$19,219	$7,427

(1)
Short and long-term loans payable includes obligated principal and interest payments under the Loan Agreement with Hercules.

(2)
On December 21, 2012, Silver Creek entered into a Note Purchase Agreement with certain lenders. The notes issued pursuant to the Note Purchase Agreement bear interest at 6% and mature and convert, along with accrued interest, into Silver Creek Series A preferred stock on December 31, 2013. If Silver Creek enters into a qualifying equity financing prior to December 31, 2013, the notes will automatically convert into that financing at a 25% discount.

(3)
Reimbursement of previously billed manufacturing costs under our license and collaboration agreement with Sanofi.

(4)
License and collaboration, antibody and technology licensing costs include milestone and annual license maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2017, as we cannot estimate if they will occur.

        Expenditures to contract research organizations represent a significant cost in clinical development. However, our contracts with these research organizations are cancellable at our option upon short notice and do not have cancellation penalties. Therefore, payments to contract research organizations have not been included in the above table.

        In January 2010, we received $1.5 million of tax incentives from the Massachusetts Life Sciences Center, or MLSC, an independent agency of the Commonwealth of Massachusetts, which allowed us to monetize approximately $1.4 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 50 employees and to maintain the additional headcount through at least December 31, 2014. Failure to do so could result in our being required to repay a portion of these incentives. This contingent obligation has not been included in the above table as we cannot estimate if or when it will become payable.

        In January 2011, we received $1.3 million of tax incentives from the MLSC, which allowed us to monetize approximately $1.2 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 50 employees and to maintain the additional headcount through at least December 31, 2015. Failure to do so could result in our being required to repay a portion of these incentives. This contingent obligation has not been included in the above table as we cannot estimate if or when it will become payable.

        Other than the specific payments noted in the table and as described above, milestone and royalty payments associated with antibody licensing, manufacturing technology licensing costs and other in-licensed collaboration payments have not been included in the above table as management cannot reasonably estimate if or when they will occur. These arrangements include the following:

  •
  Under a collaboration agreement with Dyax related to antibody identification and evaluation, we are required to make aggregate development and regulatory milestone payments of up to $16.2 million for therapeutic products and aggregate regulatory milestone payments of up $1.0 million for diagnostic products directed to selected targets. We also are required to pay mid single digit royalties on net sales of licensed products.

  •
  Under license agreements with The Regents of the University of California, we are required to make aggregate development and regulatory milestone payments of up to $1. 3 million associated with MM-111 and MM-302 and pay royalties in the low single digits on net sales of licensed products.

  •
  In addition to the amounts included in the table above payable to Adimab, we are required to make aggregate development and regulatory milestone payments of up to $52.5 million related to therapeutic antibody licensing costs associated with MM-151 and pay mid single digit royalties on net sales of licensed products.

  •
  Under a license agreement with the U.S. Public Health Service, a division of the U.S. Department of Health and Human Services, we are required to make aggregate development and regulatory milestone payments of up to $6.0 million per therapeutic licensed product related to ErbB3 receptor patents associated with MM-121, MM-111 and MM-141 and pay royalties in the low single digits on net sales of licensed products. The term of the agreement extends until the expiration of the licensed patent rights, which is 2016.

  •
  Under an agreement with Selexis SA, we are required to make aggregate milestone payments of up to €1.0 million per licensed product related to the manufacturing of all of our clinical programs, with the exception MM-398, and royalties of less than one percent on net sales of licensed products.

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

Tax Loss Carryforwards

        At December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of $210.9 million and $155.5 million, respectively. Included in the federal and state net operating loss carryforwards is approximately $10.3 million of deduction related to the exercise of stock options. This amount represents an excess tax benefit, which will be realized when it results in reduction of cash taxes in accordance with Accounting Standards Codification 718. This excess tax benefit will be directly credited to additional paid-in capital when it is realized. Our existing federal and state net operating loss carryforwards have begun to expire and will continue to expire through 2032. We also have available research and development credits for federal and state income tax purposes of approximately $11.1 million and $4.8 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2024, respectively. As of December 31, 2012, we also have available investment tax credits for state income tax purposes of $0.4 million, which have begun to expire and will continue to expire through 2013. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred revenue and capitalized research and development expenses. Under the applicable accounting standards, we have considered our history of losses and concluded that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets. Accordingly, we have established a full valuation allowance against the deferred tax assets.

        Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. We have not currently completed an evaluation of ownership changes through December 31, 2012 to assess whether utilization of our net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

Recent Accounting Pronouncements

        In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. This amendment is effective for fiscal years beginning after December 15, 2011 and is applied retrospectively. We adopted this amendment on January 1, 2012. Other than a change in presentation, the adoption of this guidance did not have a material impact on our consolidated financial statements.

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

        In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02. ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted ASU 2012-02 in the third quarter of 2012 upon our annual impairment testing of indefinite-lived intangible assets.

        In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. Other than a change in presentation, we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

        On November 8, 2012, we entered into a long-term debt agreement for term loans that bears interest at variable rates. We have an aggregate principal amount of $40.0 million outstanding under this facility. Interest is payable at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. As a result of the 12.55% maximum annual interest rate, we have limited exposure to changes in interest rates on borrowings under this facility. For each 1% increase in the interest rate on the outstanding debt amount, subject to a maximum 2% increase, we would have an increase in future cash outflows of approximately $0.4 million over the next twelve month period.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated

Framework. Based on its assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On March 19, 2013, the holders of a majority of the Registrable Shares under the Fifth Amended and Restated Investor Rights Agreement, dated as of April 6, 2011, between us and various holders of our capital stock, amended such agreement to provide that the provisions related to demand, Form S-3 and incidental registration rights terminate as of the date that we file this Annual Report on Form 10-K. The Fifth Amended and Restated Investor Rights Agreement had provided certain holders of our common stock, certain holders of our Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock, Series E convertible preferred stock, Series F convertible preferred stock and Series G convertible preferred stock prior to our IPO and certain holders of warrants to purchase our common stock, including some of our directors and entities affiliated with our directors, with the right to demand, under certain circumstances, that we file a registration statement covering their shares or request that their shares be covered by a registration statement that we are otherwise filing.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 will be included under the captions "Executive Officers," "Director Nomination Process," "Board Policies," "Code of Business Conduct and Ethics," "Board Meetings and Attendance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC with respect to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 will be included under the captions "Executive and Director Compensation Processes," "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Option Exercises and Stock Vested Table," "Employment Agreements," "Potential Payments Upon Termination or Change in Control" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement to be filed with the SEC with respect to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Our Equity Compensation Plans" in our definitive proxy statement to be filed with the SEC with respect to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 will be included, as applicable, under the captions "Employment Agreements," "Potential Payments Upon Termination or Change in Control," "Board Determination of Independence" and "Related Person Transactions" in our definitive proxy statement to be filed with the SEC with respect to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 will be included under the captions "Audit Fees and Services" and "Pre-Approval Policies and Procedures" in our definitive proxy statement to be filed with the SEC with respect to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)   Financial Statements

        Our consolidated financial statements are set forth on pages F-1 through F-37 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)   Financial Statement Schedules

        Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)   Exhibits

        The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.
Date: March 20, 2013	By:	/s/ ROBERT J. MULROY Robert J. Mulroy President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. MULROY Robert J. Mulroy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2013
/s/ WILLIAM A. SULLIVAN William A. Sullivan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2013
/s/ GARY L. CROCKER Gary L. Crocker	Chairman of the Board	March 20, 2013
/s/ JAMES VAN B. DRESSER James van B. Dresser	Director	March 20, 2013
/s/ GORDON J. FEHR Gordon J. Fehr	Director	March 20, 2013
/s/ JOHN MENDELSOHN, M.D. John Mendelsohn, M.D.	Director	March 20, 2013
/s/ SARAH E. NASH Sarah E. Nash	Director	March 20, 2013
/s/ MICHAEL E. PORTER, PH.D. Michael E. Porter, Ph.D.	Director	March 20, 2013

Signature	Title	Date

/s/ JAMES H. QUIGLEY James H. Quigley	Director	March 20, 2013
/s/ ANTHONY J. SINSKEY, SC.D. Anthony J. Sinskey, Sc.D.	Director	March 20, 2013

MERRIMACK PHARMACEUTICALS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Merrimack Pharmaceuticals, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, statements of convertible preferred stock, non-controlling interest and stockholders' deficit, and statements of cash flows present fairly, in all material respects, the financial position of Merrimack Pharmaceuticals, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 20, 2013

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except par value amounts)	2011	2012
Assets
Current assets:
Cash and cash equivalents	$50,454	$37,714
Available-for-sale securities	—	72,238
Restricted cash	—	100
Accounts receivable	7,426	9,267
Deferred financing costs	1,946	32
Prepaid expenses and other current assets	5,763	8,950

Total current assets	65,589	128,301
Restricted cash	381	528
Property and equipment, net	6,206	6,297
Other assets	23	1,068
Intangible assets, net	2,485	2,165
In-process research and development	7,010	7,010
Goodwill	3,605	3,605

Total assets	$85,299	$148,974

Liabilities, Convertible Preferred Stock, Non-controlling Interest and Stockholders' Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$17,511	$24,936
Capital lease obligations	48	—
Deferred revenues	7,712	9,350
Deferred rent	125	1,153
Deferred tax incentives	755	512
Derivative liability	—	196
Loans payable	—	2,373

Total current liabilities	26,151	38,520
Deferred revenues	78,033	71,114
Deferred rent	23	6,323
Deferred tax incentives	1,267	755
Convertible preferred stock warrants	1,516	—
Loans payable	—	37,482
Accrued interest	—	1,200

Total liabilities	$106,990	$155,394

Commitments and contingencies (Note 19)
Convertible preferred stock	268,225	—
Non-controlling interest	574	97
Stockholders' deficit:
Preferred stock, $0.01 par value: no shares and 10,000 shares authorized at December 31, 2011 and 2012, respectively; no shares issued or outstanding at December 31, 2011 or 2012	—	—
Common stock, $0.01 par value: 138,500 and 200,000 shares authorized at December 31, 2011 and 2012, respectively, 11,834 and 95,825 issued and outstanding at December 31, 2011 and 2012, respectively	118	958
Additional paid-in capital	60,231	434,679
Accumulated other comprehensive loss	—	(38)
Accumulated deficit	(350,839)	(442,116)

Total stockholders' deficit	$(290,490)	$(6,517)

Total liabilities, convertible preferred stock, non-controlling interest and stockholders' deficit	$85,299	$148,974

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
(in thousands, except per share amounts)	2010	2011	2012
Collaboration revenues	$20,305	$34,215	$48,921
Operating expenses
Research and development	58,278	100,630	125,858
General and administrative	11,381	14,454	15,805
Contingent consideration	(178)	—	—

Total operating expenses	69,481	115,084	141,663

Loss from operations	(49,176)	(80,869)	(92,742)
Other income and expenses
Interest income	74	56	184
Interest expense	(3,726)	(13)	(553)
Other, net	2,669	1,150	1,357

Net loss	(50,159)	(79,676)	(91,754)
Less net loss attributable to non-controlling interest	(55)	(453)	(477)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(50,104)	$(79,223)	$(91,277)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	(38)

Other comprehensive loss	—	—	(38)
Comprehensive loss	$(50,104)	$(79,223)	$(91,315)
Net loss per share available to common stockholders—basic and diluted	$(5.57)	$(7.67)	$(1.28)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	10,994	11,343	72,831

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock, Non-controlling Interest and Stockholders' Deficit

	Series B-G convertible preferred stock
				Common stock			Accumulated Other Comprehensive Loss
			Non- controlling interest			Additional paid-in capital		Accumulated deficit	Total stockholders' deficit
(in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2009	41,368	$131,273	$—	10,868	$17,364	$13,386	$—	$(221,512)	$(190,762)
Exercise of stock options	—	—	—	205	294	—	—	—	294
Stock-based compensation	—	—	—	—	—	4,551	—	—	4,551
Issuance of Series F stock	11,776	59,973	—	—	—	—	—	—	—
Issuance of Series C stock as a result of warrant exercises	4	11	—	—	—	—	—	—	—
Series F amount interest	—	—	—	—	—	12,974	—	—	12,974
Change in par value	—	—	—	—	(17,547)	17,547	—	—	—
Ownership change in non-controlling interest	—	—	1,082	—	—	3,083	—	—	3,083
Loss attributable to non-controlling interest	—	—	(55)	—	—	—	—	55	55
Net loss	—	—	—	—	—	—	—	(50,159)	(50,159)

Balance at December 31, 2010	53,148	$191,257	$1,027	11,073	$111	51,541	$—	$(271,616)	$(219,964)
Exercise of stock options	—	—	—	467	4	1,025	—	—	1,029
Exercise of common stock warrants	—	—	—	294	3	713	—	—	716
Stock-based compensation	—	—	—	—	—	6,952	—	—	6,952
Issuance of Series G stock	11,000	76,949	—	—	—	—	—	—	—
Issuance of Series C stock as a result of warrant exercises	3	19	—	—	—	—	—	—	—
Loss attributable to non-controlling interest	—	—	(453)	—	—	—	—	453	453
Net loss	—	—	—	—	—	—	—	(79,676)	(79,676)

Balance at December 31, 2011	64,151	$268,225	$574	11,834	$118	$60,231	$—	$(350,839)	$(290,490)
Exercise of stock options	—	—	—	2,622	26	5,374	—	—	5,400
Exercise of common stock warrants	—	—	—	71	1	26	—	—	27
Stock-based compensation	—	—	—	—	—	6,889	—	—	6,889
Conversion of convertible preferred stock into common stock	(64,151)	(268,225)	—	66,256	663	267,562	—	—	268,225
Initial public offering, net of offering costs	—	—	—	15,042	150	97,931	—	—	98,081
Series B dividends declared	—	—	—	—	—	(4,263)	—	—	(4,263)
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	—	929	—	—	929
Other comprehensive loss	—	—	—	—	—	—	(38)	—	(38)
Loss attributable to non-controlling interest	—	—	(477)	—	—	—	—	477	477
Net loss	—	—	—	—	—	—	—	(91,754)	(91,754)

Balance at December 31, 2012	—	$—	$97	95,825	$958	$434,679	$(38)	$(442,116)	$(6,517)

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2010	2011	2012
Cash flows from operating activities
Net loss	$(50,159)	$(79,676)	$(91,754)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash interest expense	3,673	—	78
Remeasurement of convertible preferred stock warrants	(104)	864	(587)
Depreciation and amortization	3,628	4,596	3,664
Stock-based compensation	4,551	6,952	6,889
Gain on disposal of property and equipment	(26)	—	— -
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	—	—	(2,354)
Accounts receivable	(1,975)	(3,681)	(1,841)
Prepaid expenses and other current assets	(571)	(3,933)	(2,477)
Accounts payable, accrued expenses and other	194	8,815	6,985
Deferred revenues	12,845	11,963	(5,281)
Deferred rent and tax incentives	1,567	1,264	7,892
Other assets and liabilities, net	8	19	(1,030)

Net cash used in operating activities	(26,369)	(52,817)	(79,816)

Cash flows from investing activities
Purchase of available-for-sale securities	—	—	(115,665)
Proceeds from maturities and sales of available-for-sale securities	—	—	43,880
Purchase of property and equipment	(5,025)	(3,754)	(3,189)
Proceeds from sale of property and equipment	26	—	—
Assignment of restricted cash	—	—	(628)
Release of restricted cash	95	—	381
Other investing activities, net	4	7	—

Net cash used in investing activities	(4,900)	(3,747)	(75,221)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	—	100,025
Proceeds from issuance of convertible preferred stock, net of offering costs	—	76,949	—
Proceeds from issuance of common stock	294	1,745	5,427
Principal payment on capital lease obligations	(864)	(443)	(48)
Proceeds from issuance of loans payable, net of issuance costs	—	—	41,128
Payments of dividends on Series B convertible preferred stock	—	—	(4,235)
Proceeds from issuance of convertible preferred stock of Silver Creek Pharmaceuticals, Inc.	4,165	—	—
Deferred financing costs	—	(1,946)	— —

Net cash provided by financing activities	3,595	76,305	142,297

Net (decrease) increase in cash and cash equivalents	(27,674)	19,741	(12,740)
Cash and cash equivalents, beginning of period	58,387	30,713	50,454

Cash and cash equivalents, end of period	$30,713	$50,454	$37,714

Noncash financing and investing activities
Accrued interest on Series F amount relieved to additional paid-in capital (Note 14)	$12,974	$—	$—
Issuance of shares from Series F amount (Note 14)	59,973	—	—
Conversion of convertible preferred stock to common stock	—	—	268,225
Conversion of convertible preferred stock warrants to common stock warrants	—	—	929
Issuance of derivative liability	—	—	196
Changes in property and equipment in accounts payable and accrued expenses	—	—	412
Disposals of fully depreciated assets	—	—	671
Reclassification of deferred financing costs to stockholders' equity	25	—	2,748
Dividends on Series B convertible preferred stock declared but not paid	—	—	28
Supplemental disclosure of cash flows
Cash paid for interest	$55	$13	$169

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2011 and 2012

1. Nature of the Business

        Merrimack Pharmaceuticals, Inc. (the "Company") is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics. The Company has six targeted therapeutic oncology candidates in clinical development (MM-398, MM-121, MM-111, MM-302, MM-151 and MM-141), multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company's discovery and development effort is driven by Network Biology, which is its proprietary systems biology-based approach to biomedical research. The Company was incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated in the State of Delaware in October 2010.

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

        The Company has incurred significant losses and has not generated revenue from commercial sales. The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

        In April 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of dividends on the Company's Series B convertible preferred stock. At the time of the initial public offering, the Company's convertible preferred stock and warrants to purchase convertible preferred stock automatically converted to common stock and warrants to purchase common stock, as discussed more fully in Note 3.

        On November 8, 2012, the Company entered into a Loan and Security Agreement (the "Loan Agreement"), with Hercules Technology Growth Capital, Inc. ("Hercules"). As more fully discussed in Note 12, the Loan Agreement provides for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan of $15.0 million, which closed on December 14, 2012, which resulted in aggregate net proceeds of $39.6 million during the fourth quarter of 2012.

        The Company may seek additional funding through public or private debt or equity financings or through existing or new collaboration arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into additional collaborative arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

1. Nature of the Business (Continued)

obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

        Significant accounting policies followed by the Company in the preparation of its consolidated financial statements are as follows:

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements have been prepared under U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries. The Company's wholly owned subsidiaries include Hermes BioSciences, Inc. ("Hermes"), which was merged with and into the Company during 2011, and Merrimack Pharmaceuticals (Bermuda) Ltd., which was incorporated during 2011. The Company also consolidates its 74% majority-owned subsidiary Silver Creek Pharmaceuticals, Inc. ("Silver Creek"). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

        GAAP requires the Company's management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these consolidated financial statements include revenue recognition, periods of meaningful use of licensed products, lease accounting, useful lives with respect to long-lived assets and intangibles and the valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses, intangible assets, goodwill, in-process research and development, derivative liability and tax valuation reserves. The Company's actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company's management.

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

Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds, commercial paper, corporate notes and bonds and certificates of deposit.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies (Continued)

        Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of December 31, 2011 and 2012, the Company recorded restricted cash of $381,000 and $628,000, respectively, which were primarily related to the Company's facility lease.

Available-for-Sale Securities

        Marketable securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager and have expected average maturity dates in excess of three months. The Company classifies these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders' equity until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income.

Concentration of Credit Risk

        Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. The Company places its cash deposits in accredited financial institutions and, therefore, the Company's management believes these funds are subject to minimal credit risk. The Company invests cash equivalents and available-for-sale securities in money market funds, U.S. government agencies securities and various corporate debt securities. Credit risk in these securities is reduced as a result of the Company's investment policy to limit the amount invested in any one issue or any single issuer and to only invest in high credit quality securities. The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. For the years ended December 31, 2011 and 2012, Sanofi represented greater than 99% and 98% of collaboration revenues, respectively. As of December 31, 2011 and 2012, Sanofi represented greater than 99% of accounts receivable.

Property and Equipment

        Property and equipment, including leasehold improvements, are recorded at cost and depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Asset classification	Estimated useful life (in years)
Lab equipment	3 - 7
IT equipment	3 - 7
Leaseholds improvements	Lesser of useful life or lease term
Furniture and fixtures	3 - 7

        Costs for capital assets not yet placed into service have been capitalized as construction-in-progress and will be depreciated in accordance with the above guidelines once placed into service. Costs for repairs and maintenance are expensed as incurred, while major betterments are capitalized. The Company capitalizes interest cost incurred on funds used to construct property and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life. Upon retirement or sale, the cost of assets disposed of and the related

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies (Continued)

accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings.

        The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset will be written down to its estimated fair value on a discounted cash flow basis.

Non-controlling Interest

        Non-controlling interest represents the non-controlling stockholders' proportionate share of preferred stock and net loss of the Company's majority-owned consolidated subsidiary Silver Creek. On August 20, 2010, the Company acquired a controlling interest in Silver Creek (Note 8). The non-controlling stockholders' proportionate share of the preferred stock in Silver Creek is reflected as non-controlling interest in the Company's consolidated balance sheets as of December 31, 2011 and 2012, respectively, as a component of mezzanine equity.

        The Company's financial statement activity related to Silver Creek during these periods was as follows:

(in thousands)	Non-controlling Interest
Balance at December 31, 2009	$—
Acquisition of Silver Creek preferred stock	1,082
Net loss attributable to Silver Creek	(55)

Balance at December 31, 2010	$1,027
Net loss attributable to Silver Creek	(453)

Balance at December 31, 2011	$574
Net loss attributable to Silver Creek	(477)

Balance at December 31, 2012	$97

Derivative Liability

        On December 21, 2012, the Company's majority-owned subsidiary Silver Creek entered into a Note Purchase Agreement with certain lenders, as discussed more fully in Note 12. The principal and accrued interest are convertible into the next qualifying series of preferred stock at a discount or into existing preferred stock upon maturity of the notes on December 31, 2013, whichever occurs first. The Company determined that the underlying convertible note represented share-settled debt and the potential conversion of the notes into the next qualifying series of preferred stock at a discount met the definition of a derivative. The Company estimated the value of the derivative liability issued in connection with the convertible note payable at $196,000 as of both December 21, 2012 and December 31, 2012. The derivative is classified as a liability on the Company's consolidated balance sheet and will be remeasured at subsequent reporting periods with changes in fair value are recognized in earnings.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies (Continued)

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

        In January 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the years ended December 31, 2011 and 2012. The Company's existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies (Continued)

        The Company's collaboration agreements may include additional payments upon the achievement of performance-based milestones. As milestones are achieved, a portion of the milestone payment, equal to the percentage of the total time that the Company has performed the performance obligations to date over the total estimated time to complete the performance obligations, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period. Milestones that are tied to regulatory approvals are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in the Company's revenue model until the performance conditions are met.

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

Convertible Preferred Stock and Convertible Preferred Stock Warrants

        Convertible preferred stock is initially recorded at the proceeds received, net of issuance costs and warrants, where applicable. As described in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, all outstanding shares of the Company's convertible preferred stock were converted into 66,255,529 shares of common stock. Also upon closing, the Company's restated certificate of incorporation became effective and authorized 10.0 million shares of $0.01 par value undesignated preferred stock.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies (Continued)

        The Company accounts for freestanding warrants as liabilities at their fair value. The Company measures the fair value of the convertible preferred stock warrants at the end of each reporting period and records the change in fair value to other income (expense). For the years ended December 31, 2010, 2011, and 2012, the Company recorded other income (expense) related to this re-measurement of $(74,000), $(864,000) and $587,000, respectively. As described in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, all outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock and reclassified to stockholders' equity.

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, from non-owner sources and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities.

Other Income (Expense)

        The Company records gains and losses on the remeasurement of fair value of convertible preferred stock warrants, the recognition of federal and state sponsored tax incentives and other one-time income or expense-related items in other income (expense).

        In January 2010, the Massachusetts Life Sciences Center ("MLSC"), an independent agency of the Commonwealth of Massachusetts, awarded the Company $1,500,000 of tax incentives under its Life Sciences Tax Incentive Program. These incentives allowed the Company to monetize approximately $1,350,000 of state research and development tax credits. The Company received this monetization in 2010. In exchange for these incentives, the Company pledged to hire an incremental 50 employees and retain these employees until at least December 31, 2014. Failure to do so could result in the repayment of a portion of these incentives. The Company deferred and is amortizing the benefit of this monetization on a straight-line basis over the five-year performance period, with a cumulative catch-up in the period the pledge is achieved. For the years ended December 31, 2010, 2011 and 2012, the Company recognized $270,000 of benefit in other income in each period.

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

        In January 2011, the MLSC awarded the Company an additional $1,347,000 of tax incentives under its Life Sciences Tax Incentive Program, which allowed the Company to monetize approximately $1,212,000 of state research and development tax credits. The Company received this monetization in the second quarter of 2011. In exchange for these incentives, the Company pledged to hire an incremental 50 employees and retain these employees until at least December 31, 2015. Failure to do so could result in the repayment of a portion of these incentives. The Company deferred and is amortizing the benefit of this monetization on a straight-line basis over the five-year performance

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies (Continued)

period, with a cumulative catch-up in the period the pledge is achieved. For the years ended December 31, 2010 and 2011, the Company did not recognize any benefit in other income. For the year ended December 31, 2012, the Company recognized $484,000 of benefit in other income.

        Additionally, other income recognized during the year ended December 31, 2011 included the impact of a cash settlement of $1.8 million from a former service provider.

Deferred Financing Costs

        The Company capitalizes certain legal, accounting and other fees that are directly associated with in-process debt and equity financings as current assets until such financings occur. In the case of an equity financing, after occurrence, these costs are recorded in equity or mezzanine equity, net of proceeds received. In the case of a debt financing, these costs are recorded as assets and amortized over the term of the debt.

        As of December 31, 2011, the Company recorded deferred financing costs of $1,946,000 on the accompanying consolidated balance sheet in contemplation of an initial public offering. As discussed in Note 3, in April 2012, the Company closed the initial public offering of its common stock. Upon closing, $2,748,000 of deferred financing costs were netted against the equity proceeds within stockholders' equity.

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

Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangible assets, including in-process research and development ("IPR&D"), are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present. No impairment of goodwill or indefinite-lived intangible assets resulted from the Company's most recent evaluation which occurred in the third quarter of 2012. The Company's next annual impairment evaluation will be made in the third quarter of 2013 unless indicators arise that would require the Company to evaluate at an earlier date. The Company commences amortization of

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies (Continued)

indefinite-lived intangible assets once the assets have reached technological feasibility or are determined to have an alternative future use and amortizes the assets over their estimated future life.

        The Company's evaluation of goodwill and IPR&D impairment included a qualitative assessment to determine whether further impairment testing of goodwill and indefinite-lived intangible assets was necessary. It was determined that it was not more likely than not that an impairment existed, and therefore, that further impairment evaluation was not necessary. This determination required management to make significant estimates, judgments and assumptions as to development activities and future commercial potential of IPR&D and to assess the impact of significant events, milestones and changes to expectations and activities that may have occurred since the last impairment evaluation. Specifically, management considered estimated time and cost until the expected commencement of commercial activities, estimates of expected future revenues and cash flows, estimates of probabilities of success of the Company's IPR&D and discount rates. Significant changes to these estimates, judgments and assumptions could materially change the outcome of management's impairment assessment.

        The Company commences amortization of indefinite-lived intangible assets, such as IPR&D, once the assets have reached technological feasibility or are determined to have an alternative future use and amortizes the assets over their estimated future life. Amortization of IPR&D has not commenced as of December 31, 2012.

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

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. The Company adopted this amendment on January 1, 2012. Other than a change in presentation, the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In September 2011, the FASB amended the authoritative guidance regarding the testing for goodwill impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

2. Summary of Significant Accounting Policies (Continued)

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

        In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, and the Company adopted ASU 2012-02 in the third quarter of 2012 upon its annual impairment testing of indefinite-lived intangible assets with no impact.

        In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. Other than a change in presentation, the Company does not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

3. Initial Public Offering

        In April 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of dividends on the Company's Series B convertible preferred stock.

        Upon closing the initial public offering, all outstanding shares of the Company's convertible preferred stock were converted into 66,255,529 shares of common stock, all outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock and approximately $4.3 million of cash dividends became payable to the holders of Series B convertible preferred stock.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

4. Marketable Securities

        Available-for-sale securities, all of which have maturities of twelve months or less, as of December 31, 2012 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012:
Certificate of deposit	$240	$—	$—	$240
Commercial paper	12,479		(14)	12,465
Corporate debt securities	59,557	3	(27)	59,533

Total	$72,276	$3	$(41)	$72,238

        The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of December 31, 2012 was $51.4 million, representing 18 securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security's decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive loss as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense).

        Marketable securities in an unrealized loss position as of December 31, 2012 consisted of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
December 31, 2012:
Commercial paper	12,465	(14)
Corporate debt securities	38,899	(27)

	$51,364	(41)

        The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the above investments before recovery of the amortized cost basis, which may be maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of December 31, 2012.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

5. Net Loss Per Common Share

        Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

        The following table presents the computation of basic and diluted net loss per share available to common stockholders:

	Years ended December 31,
(in thousands, except per share amount)	2010	2011	2012
Net Loss Per Share:
Numerator:
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(50,104)	$(79,223)	$(91,277)
Plus: Unaccreted dividends on convertible preferred stock	(11,185)	(7,789)	(2,107)

Net loss available to common stockholders—basic and diluted	(61,289)	(87,012)	(93,384)
Denominator:
Weighted-average common shares—basic and diluted	10,994	11,343	72,831

Net loss per share available to common stockholders—basic and diluted	$(5.57)	$(7.67)	$(1.28)

        The following common stock equivalents of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2010, 2011 and 2012 as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive:

	Years ended December 31,
(in thousands)	2010	2011	2012
Convertible preferred stock	55,253	66,256	—
Options to purchase common stock	16,214	17,617	18,066
Convertible preferred stock warrants	306	302	—
Common stock warrants	2,937	2,640	2,842

6. License and Collaboration Agreements

Sanofi

        On September 30, 2009, the Company entered into a license and collaboration agreement with Sanofi for the development and commercialization of a drug candidate being developed by the Company under the name MM-121. The agreement became effective on November 10, 2009 and Sanofi paid the Company a nonrefundable, noncreditable upfront license fee of $60.0 million. During the years ended 2010, 2011 and 2012, the Company received milestone payments of $10.0 million, $10.0 million and $5.0 million, respectively. These milestone payments were associated with dosing the first patients in Phase 2 clinical trials in breast, non-small cell lung and ovarian cancers. The Company is eligible to

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

6. License and Collaboration Agreements (Continued)

receive additional future development, regulatory and sales milestone payments as well as future royalty payments depending on the success of MM-121.

        Under the agreement, Sanofi is responsible for all MM-121 development and manufacturing costs. The Company has the right, but not the obligation, to co-promote and commercialize MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials. Sanofi reimburses the Company for direct costs incurred in development and compensates the Company for its internal development efforts based on a full time equivalent ("FTE") rate. Also as part of the agreement, the Company was required to manufacture certain quantities of MM-121 and, at Sanofi's and the Company's option, may continue to manufacture additional quantities of MM-121 in the future. Sanofi reimburses the Company for direct costs incurred in manufacturing and compensates the Company for its internal manufacturing efforts based on an FTE rate. The Company satisfied its manufacturing obligations during 2010 and has elected to continue to manufacture quantities of MM-121.

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

        During the years ended December 31, 2010, 2011 and 2012, the Company recognized revenue based on the following components of the Sanofi agreement:

	Years ended December 31,
(in thousands)	2010	2011	2012
Upfront payment	$5,000	$5,000	$5,000
Milestone payment	949	2,616	2,975
Development services	13,279	25,053	36,905
Manufacturing services and other	630	1,456	3,307

Total	$19,858	$34,125	$48,187

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

6. License and Collaboration Agreements (Continued)

        As of December 31, 2011 and 2012, the Company maintained the following assets and liabilities related to the Sanofi agreement:

	December 31,
(in thousands)	2011	2012
Accounts receivable, billed	$4,478	$1,577
Accounts receivable, unbilled	2,925	7,690
Deferred revenues	84,466	79,913

GTC Biotherapeutics, Inc.

        In July 2009, the Company entered into a license agreement with GTC Biotherapeutics, Inc. ("GTC") for the development of MM-093 by GTC. As consideration, GTC returned 662,000 shares of the Company's Series C convertible preferred stock to the Company. The Company determined the fair value of the consideration transferred to be $1,469,000. The Company applied revenue recognition guidance to determine that the performance obligations under this agreement, including the license, the right to future technology, and manufacturing support should be accounted for as a single unit of accounting. The consideration received is being recognized on a straight-line basis over the expected performance period, which was originally estimated to be 19 years from the effective date of the agreement.

        During the fourth quarter of 2012, GTC notified the Company of their intent to terminate the license agreement in three months in accordance with the terms of the license agreement. The expected development term of the license agreement ended on March 19, 2013 when the Company received GTC's final notice of termination. This change in the estimate of expected development term resulted in $657,000 of additional revenue recognized during the fourth quarter of 2012.

        During the years ended December 31, 2010, 2011 and 2012 the Company recognized revenue of $76,000, $76,000 and $733,000, respectively. As of December 31, 2010, 2011 and 2012, the Company had $1,356,000, $1,279,000 and $553,000 of deferred revenue, respectively.

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

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

6. License and Collaboration Agreements (Continued)

        During the years ended December 31, 2011 and 2012, the Company recognized research and development expenses of $11.2 million and $6.2 million, respectively, related to the agreement with PharmaEngine. As of December 31, 2011 and 2012, the Company had amounts payable of $280,000 and $345,000, respectively, related to the agreement with PharmaEngine.

7. Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, available-for-sale securities, prepaid expenses, accounts receivable, accounts payable and accrued expenses and other short-term assets and liabilities approximate fair value due to the short-term nature of these instruments. A derivative liability and convertible preferred stock warrants are also carried at fair value.

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

        The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2012 and the input categories associated with those assets and liabilities:

As of December 31, 2011 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents—U.S. treasury securities	$35,076	$—	$—
Liabilities:
Convertible preferred stock warrants	—	—	1,516

As of December 31, 2012 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market funds	$25,668	$—	$—
Cash equivalents—certificates of deposit	—	480	—
Cash equivalents—corporate debt securities	—	5,017	—
Investments—certificates of deposit	—	240	—
Investments—commercial paper	—	12,465
Investments—corporate debt securities	—	59,533	—
Liabilities:
Derivative liability	—	—	196

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

7. Fair Value of Financial Instruments (Continued)

        The Company's investment portfolio consists of investments classified as cash equivalents and available-for-sale securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company's cash and cash equivalents are invested in U.S. treasury and various corporate debt securities that approximate their face value. All marketable securities with an original maturity when purchased of greater than three months are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. The fair value of the convertible preferred stock warrants as of December 31, 2011 was determined using the Black-Scholes option valuation model. The fair value of the derivative liability as of December 31, 2012 was determined using a probability-weighted valuation based upon the likelihood of Silver Creek achieving a qualified financing, as described in Note 12.

        The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 instruments, for the year ended December 31, 2012:

(in thousands)	Convertible preferred stock warrants	Derivative Liability
Balance, December 31, 2011	$1,516	$—
Unrealized gain included in other income (expense)	(587)	—
Reclassification to common stock warrants	(929)	—
Portion of convertible note allocated to derivative	—	196

Balance, December 31, 2012	$—	$196

8. Consolidated Subsidiaries

Hermes BioSciences, Inc.

        On October 6, 2009, (the "Acquisition Date"), the Company completed the acquisition of all outstanding shares of Hermes, a privately-held biotechnology company developing lipidic nano-carriers to allow for targeted delivery of small molecule drugs, including chemotherapies, with the goal of improving cancer treatment safety and efficacy.

        As consideration for the acquisition, the Company issued 4,383,000 shares of common stock with an estimated fair value of $9,292,000 based on an internal valuation prepared by the Company. The acquisition also included a contingent consideration arrangement that required additional shares to be issued by the Company to Hermes' former stockholders based on the occurrence and timing of certain potential future financing events. The range of additional shares that the Company could have been required to issue on the Acquisition Date as contingent consideration was between 0 and 1,100,000 and issuance could have occurred up to 24 months after the Acquisition Date. The estimated fair value of the contingent consideration recognized on the Acquisition Date of $178,000 was determined by performing a probability weighted analysis of the likelihood of occurrence of potential future financing events. That estimate was based on significant inputs not observable in the market, or Level 3 inputs. Key assumptions included management's estimates of the probabilities of such potential future financing events occurring.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

8. Consolidated Subsidiaries (Continued)

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

Silver Creek Pharmaceuticals, Inc.

        Silver Creek was incorporated on June 22, 2010 and commenced operations on August 20, 2010. On August 20, 2010, the Company purchased 12,000,000 shares of Silver Creek Series A preferred stock in exchange for technology licenses. On August 20, 2010 and December 17, 2010, Silver Creek issued a total of 4,190,000 shares of Silver Creek Series A preferred stock to other investors in exchange for $4,165,000, net of $25,000 of issuance costs. The Company consolidated Silver Creek on August 20, 2010, as the Company concluded that Silver Creek is a variable interest entity and the Company is the primary beneficiary. The Company has the ability to direct the activities of Silver Creek through its ownership percentage and through the board of director seats controlled by the Company and its related parties and de facto agents. As of December 31, 2011 and 2012, the Company owned 74% of the voting stock of Silver Creek and, as of December 31, 2011 and 2012, the Company recorded a non-controlling interest of $574,000 and $97,000, respectively, as a component of mezzanine equity on the Company's consolidated balance sheets based on the terms of the Silver Creek Series A preferred stock.

        As of December 31, 2011, the Company consolidated Silver Creek total assets and total liabilities of $2,302,000 and $39,000, respectively. As of December 31, 2012, the Company consolidated Silver Creek total assets and total liabilities of $2,202,000 and $1,763,000, respectively.

        As of December 31, 2011 and 2012, employees and directors of the Company owned approximately 6% of Silver Creek Series A preferred stock.

Merrimack Pharmaceuticals (Bermuda) Ltd.

        Merrimack Pharmaceuticals (Bermuda) Ltd. was incorporated in Bermuda during 2011, is wholly owned by the Company and holds certain intellectual property rights with respect to MM-398.

9. Goodwill and Intangible Assets, Net

        As part of the acquisition of Hermes, the Company recognized acquired IPR&D of $7,010,000 related to several development programs: an antibody-targeted nanotherapeutic that contains a chemotherapy drug, a nanotherapeutic that contains a chemotherapy drug and other programs in the amounts of $2,800,000, $3,400,000 and $810,000, respectively. The Company also acquired intangible assets of $3,200,000 related to core nano-carrier technology. These values were determined at the time of acquisition by estimating the costs to develop the acquired IPR&D into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success factors and discount rates used for each project considered the uncertainty surrounding the successful development of the acquired IPR&D.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

9. Goodwill and Intangible Assets, Net (Continued)

        As of December 31, 2011 and 2012, none of the IPR&D projects have reached technological feasibility nor do they have any alternative future use. Therefore, the Company has not commenced amortization of those assets. The core technology asset is being amortized on a straight-line basis over a period of ten years, which is management's best estimate of the useful life of this technology. Accordingly, the full value of the IPR&D recorded at the Acquisition Date remained unchanged as of December 31, 2011 and 2012.

        Changes in the carrying value of goodwill, IPR&D and intangible assets for the years ended December 31, 2010, 2011 and 2012 were as follows:

(in thousands)	Intangible assets	IPR&D	Goodwill
Balance, December 31, 2009	3,125	7,010	3,605
Amortization	(320)	—	—

Balance, December 31, 2010	2,805	7,010	3,605
Amortization	(320)	—	—

Balance, December 31, 2011	$2,485	$7,010	$3,605
Amortization	(320)	—	—

Balance, December 31, 2012	2,165	7,010	3,605

        Definite-lived intangible assets subject to amortization consist of core technology acquired from Hermes. The Company commenced amortization of these assets as of the Acquisition Date on a straight-line basis over a period of ten years, which is the estimated useful life of this technology. Amortization expense is expected to be as follows for the next five-year period:

Years Ended December 31,	(in thousands)
2013	$320
2014	320
2015	320
2016	320
2017	320

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

10. Property and Equipment, Net

        Property and equipment consisted of the following:

	December 31,
(in thousands)	2011	2012
Lab equipment	$11,757	$12,616
IT equipment	2,204	2,346
Leasehold improvements	7,698	8,200
Furniture and fixtures	329	330
Construction in process	348	1,774

	22,336	25,266
Less: Accumulated depreciation and amortization	(16,130)	(18,969)

	$6,206	$6,297

        Depreciation expense was $4,059,000, $5,006,000 and $3,510,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

        During 2010, the Company sold fully depreciated fixed assets of $26,000, resulting in a gain on disposal. No fixed assets were disposed of or sold during 2011. During 2012, the Company disposed of $671,000 of fully depreciated assets.

        In August 2004, the Company entered into an equipment financing agreement with a leasing company. The agreement involved the sale of some of the Company's fixed assets to and the leasing of those assets back from the leasing company. The Company's option to draw further on this lease facility expired during 2008. Property and equipment under capital leases as of December 31, 2011 and 2012 was $4,114,000 and $0, respectively. For the years ended December 31, 2010, 2011 and 2012, depreciation of property and equipment under capital lease totaled $409,000, $26,000 and $0, respectively.

        There were no recognized impairment charges related to fixed assets in the years ended December 31, 2010, 2011 or 2012.

11. Accounts Payables, Accrued Expenses and Other

        Accounts payable, accrued expenses and other as of December 31, 2011 and 2012 consisted of the following:

	December 31,
(in thousands)	2011	2012
Accounts payable	4,656	283
Accrued goods and services	$9,189	$17,615
Accrued payroll and related benefits	3,666	5,853
Accrued interest	—	306
Accrued dividends payable	—	28
Contractual liability (Note 19)	—	851

Total accounts payable, accrued expenses and other	$17,511	$24,936

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

12. Debt

Loans Payable

        On November 8, 2012, the Company entered into the Loan Agreement with Hercules that provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan of $15.0 million, which closed on December 14, 2012. The term loans bear interest at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. Net proceeds from both advances received during the fourth quarter of 2012 were $39.6 million.

        The Loan Agreement provides for interest-only payments for twelve months and repayment of the aggregate outstanding principal balance of the loans in monthly installments starting on December 1, 2013 and continuing through May 1, 2016. If the Company receives aggregate gross proceeds of at least $75 million in one or more transactions prior to December 1, 2013, including pursuant to a financing or collaboration, the Company may elect to extend the interest-only period by six months so that the aggregate outstanding principal balance of the loans would be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. At the Company's option, the Company may elect to prepay all or any part of the outstanding term loans without penalty.

        Upon full repayment or maturity of the loans, the Company is required to pay Hercules a fee of $1.2 million, which has been recorded as a discount to the loans and as a long-term liability on the consolidated balance sheets. Additionally, the Company reimbursed Hercules for costs incurred related to the loans of $396,000, which has been reflected as a discount to the carrying value of the loans. The Company is amortizing these loan discounts totaling $1.6 million to interest expense over the term of the loans using the effective interest method. For the year ended December 31, 2012, cash and noncash interest expense related to the Hercules loans payable was $475,000 and $78,000, respectively.

        In connection with the Loan Agreement, the Company granted Hercules a security interest in all of the Company's personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property. The Loan Agreement also contains certain representations, warranties and non-financial covenants of the Company. In addition, the Loan Agreement grants Hercules an option to purchase up to an aggregate of $1.0 million of the Company's equity securities sold to institutional accredited investors in a private financing within one year after the closing of the Loan Agreement upon the same terms and conditions afforded to such investors.

        The Loan Agreement defines events of default to include the occurrence of an event that results in a material adverse effect upon the Company's business, operations, properties, assets or condition (financial or otherwise); the Company's ability to perform its obligations when due in accordance with the terms of the Loan Agreement, or upon the ability of Hercules to enforce any of its rights or remedies with respect to such obligations; or the collateral under the Loan Agreement or Hercules' liens on such collateral or the priority of such liens. As of December 31, 2012, there have been no events of default under the Loan Agreement. As of December 31, 2012, the Company has recorded loans payable related to the Loan Agreement of $38.5 million.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

12. Debt (Continued)

        Future minimum payments under the loans payable outstanding as of December 31, 2012 are as follows:

Years Ending December 31: (in thousands)
2013	$5,439
2014	18,138
2015	18,123
2016	8,830

$50,530
Less interest	(9,330)
Less unamortized discount	(2,720)
Less current portion	(998)

Loans payable, net of current portion	$37,482

        The carrying value of the loans payable approximates fair value.

Silver Creek Convertible Note

        On December 21, 2012, the Company's majority-owned subsidiary Silver Creek entered into a Note Purchase Agreement with certain lenders. The notes issued pursuant to the Note Purchase Agreement bear interest at 6%. The notes mature and convert, along with accrued interest, into Silver Creek Series A preferred stock on December 31, 2013. If at any time prior to maturity Silver Creek enters into a qualifying equity financing, defined as a sale or series of related sales of equity securities prior to the maturity date and resulting in at least $4.0 million of gross proceeds, the notes will automatically convert into the next qualifying equity financing at a 25% discount. The Company determined that this convertible feature met the definition of a derivative and required separate accounting treatment. The derivative was estimated to be valued at $196,000 at December 21, 2012 and December 31, 2012 using a probability-weighted model, and was recorded as derivative liability on the consolidated balance sheets.

December 31, 2012
(in thousands)
Total convertible note outstanding	$1,571
Unamortized discount	(196)

Net carrying amount of the convertible note	1,375

13. Convertible Preferred Stock

        At December 31, 2011, each share of the convertible preferred stock was convertible at the option of the holder into common stock of the Company based on a defined conversion ratio, adjustable for certain standard anti-dilution adjustments. Upon the Company's firm commitment underwritten public offering of shares of common stock with a per share offering price equal to or greater than the greater of $4.40 or 250% of the conversion price then in effect for the Series C convertible preferred stock,

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

13. Convertible Preferred Stock (Continued)

which results in aggregate gross proceeds to the Company of at least $50 million, then all outstanding shares of convertible preferred stock automatically convert to shares of common stock, with dividends of approximately $4.3 million on the Series B convertible preferred stock to be declared and paid in cash.

	Convertible Preferred Stock
	Carrying Value	Shares Outstanding	Liquidation Preference	Conversion Price
Series B	$14,046	3,874	$4.40	$2.85
Series C	24,459	14,424	$1.89	$1.89
Series D	28,267	8,086	$3.50	$3.50
Series E	64,531	14,991	$4.50	$4.50
Series F	59,973	11,776	$5.10	$5.10
Series G	76,949	11,000	$7.00	$7.00

Balance at December 31, 2011	$268,225	64,151

        In April 2012, the Company completed an initial public offering of its common stock, upon which all outstanding shares of the Company's convertible preferred stock were converted into 66,255,529 shares of common stock and $4.3 million of dividends on the Company's Series B convertible preferred stock became payable.

14. Series F Amount

        During 2010, management determined that the Company may not have obtained all of the stockholder approvals required with respect to the Restated Articles of Organization that it filed with the Secretary of the Commonwealth of the Commonwealth of Massachusetts (the "Massachusetts Secretary") on November 2, 2007 (the "2007 Restated Articles"). Among other changes, the 2007 Restated Articles were intended to authorize the 11,776,000 shares of Series F convertible preferred stock (the "Series F") that the Company agreed to issue to purchasers in 2007 and 2008. In addition, the Company filed Articles of Amendment to the 2007 Restated Articles with the Massachusetts Secretary on November 5, 2009 (the "2009 Amendment") that the Company believes were ineffective as a result of the failure to obtain the requisite stockholder approvals for the 2007 Restated Articles. As a result, the Series F was not legally issued convertible preferred stock, but rather an unsettled obligation to issue Series F.

        In order to properly authorize and issue the Series F, in July and August 2010, the board of directors and stockholders of the Company, respectively, approved new Restated Articles of Organization (the "2010 Restated Articles") that provided for the amendments contemplated by the 2007 Restated Articles and the 2009 Amendment. In order to provide the purchasers with shares of Series F having the economic benefit of the accruing dividends to which they would have been entitled had the Series F been properly authorized and issued as originally intended, the 2010 Restated Articles authorized the Series F in sub-series, with each sub-series corresponding to a closing date in 2007 or 2008. The preferences, limitations and relative rights of the shares of each sub-series of Series F authorized by the 2010 Restated Articles are the same as to the preferences, limitations and relative rights of the shares of Series F intended to be authorized by the 2007 Restated Articles and the 2009

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

14. Series F Amount (Continued)

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

        The Company recorded imputed noncash interest expense related to Series F for financial reporting purposes of $3,673,000 for the year ended December 31, 2010 due to the delayed delivery of Series F. Upon completion of the exchanges of Series F on October 6, 2010, the Company issued 11,776,000 shares of Series F. The Series F amount was relieved and the initial investment of $5.10 per share was recorded as convertible preferred stock and the accrued noncash interest expense of $12,974,000 was recorded as additional paid-in capital during the fourth quarter of 2010.

15. Stock Warrants

        The following is a description of the common and convertible preferred stock warrant activity of the Company:

(in thousands, except per share amounts)	Warrants for the purchase of common stock	Weighted average exercise price	Warrants for the purchase of convertible preferred stock	Weighted average exercise price
Balance—December 31, 2009	2,937	2.35	317	$3.42
Exercised	—		(11)	$1.89

Balance—December 31, 2010	2,937	2.93	306	$3.48
Expired	(1)	2.47	—	—
Exercised	(296)	2.46	(4)	$1.89

Balance—December 31, 2011	2,640	$2.98	302	$3.50
Conversion	302	$3.50	(302)	$3.50
Expired	—	—	—	—
Exercised	(100)	$2.63	—	—

Balance—December 31, 2012	2,842	$3.05	—	—

        During 2012, warrants to purchase 100,000 shares of common stock were cashless exercised and 71,000 shares of common stock were issued.

        During 2010, 2,596,000 warrants held by a related party stockholder were modified to extend the expiration dates by 4 years and increase the exercise prices from $2.12 and $2.47 to $3.00 per share. The modification was valued using a Black-Scholes option valuation model and the Company accounted for the $1,803,000 of incremental value within additional paid-in capital.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

16. Common Stock

        During 2010, the Company changed the par value of its common stock from no par to $0.01 par and recognized a $17,547,000 reduction to common stock and a corresponding increase to additional paid-in capital. During the first quarter of 2012, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 200.0 million shares of $0.01 par value common stock. As of December 31, 2011 and 2012, the Company had 138.5 million shares and 200.0 million shares, respectively, of $0.01 par value common stock authorized. There were 11,834,000 and 95,825,000 shares of common stock issued and outstanding as of December 31, 2011 and 2012, respectively. The shares reserved for future issuance as of December 31, 2011 and 2012 consisted of the following:

(in thousands)	December 31, 2011	December 31, 2012
Conversion of Series B, Series C, Series D, Series E, Series F and Series G convertible preferred stock	66,256	—
Convertible preferred stock warrants	302	—
Common stock warrants	2,640	2,842
Options to purchase common stock	17,617	18,066

	86,815	20,908

17. Stock-Based Compensation

        Prior to 2008, the Company granted equity awards to employees, officers and consultants under the 1999 Stock Option Plan (as amended, the "1999 Plan"). In 2008, the Company adopted the 2008 Stock Incentive Plan (as amended, the "2008 Plan") for employees, officers, directors, consultants and advisors and decided that no additional shares of common stock would be issued under the 1999 Plan. As of December 31, 2011, there were 830,000 shares of common stock available to be issued under the 2008 Plan. The 2011 Stock Incentive Plan (the "2011 Plan") became effective upon closing of the Company's initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2011 Plan increased the total number of shares of common stock available to be issued by 3.5 million, and additional awards become available for grant by reason of the forfeiture, cancellation, expiration or termination of existing awards. As of December 31, 2012, there were 1.3 million shares of common stock available to be issued under the 2011 Plan.

        During the years ended December 31, 2010, 2011 and 2012, the Company issued options to purchase 2.9 million, 2.3 million and 3.3 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Prior to the closing of the Company's initial public offering in April 2012, options previously granted to directors had vested immediately. After the closing of the Company's initial public offering in April 2012, options granted to directors vest over a one-year period. During the years ended December 31, 2010, 2011 and 2012, the Company also issued options to purchase less than 0.1 million shares of common stock to non-employees in each period. The

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

17. Stock-Based Compensation (Continued)

assumptions used to estimate the fair value of options granted to non-employees at the date of grant were materially consistent with those used for employee and director grants.

        The Company recognized stock-based compensation expense as follows:

	Years ended December 31,
(in thousands)	2010	2011	2012
Employee awards:
Research and development	$2,787	$3,597	$4,234
General and administrative	1,706	2,875	2,510

Stock-based compensation for employee awards	4,493	6,472	6,744
Stock-based compensation for nonemployee awards	58	480	145

Total stock-based compensation	$4,551	$6,952	$6,889

        The fair value of options granted in 2010, 2011 and 2012 were estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2010	2011	2012
Risk-free interest rate	1.7 - 2.8%	1.3 - 2.5%	0.7 - 1.1%
Expected dividend yield	0%	0%	0%
Expected term	5 - 5.9 years	5 - 5.9 years	5 - 5.9 years
Expected volatility	73 - 77%	71 - 73%	66 - 72%

        The Company uses the simplified method to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The computation of expected volatility is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Management estimates expected forfeitures based on historical experience and recognizes compensation costs only for those equity awards expected to vest.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

17. Stock-Based Compensation (Continued)

        The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	17,617	$2.56
Granted	3,251	$7.45
Exercised	(2,622)	$2.06
Cancelled	(180)	$4.34

Outstanding at December 31, 2012	18,066	$3.50	6.54	$51,486
Vested and expected to vest at December 31, 2012	17,741	$3.43	6.49	$51,434
Exercisable at December 31, 2012	13,616	$2.52	5.70	$49,155

        The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the respective balance sheet date. The aggregate intrinsic value of options exercised in 2010, 2011 and 2012 was $145,000, $1,392,000 and $13,721,000, respectively.

        As of December 31, 2012, there was $15,924,000 of total unrecognized compensation cost related to nonvested stock awards. As of December 31, 2012, the Company expects to recognize those costs over weighted average periods of approximately 2.1 years.

18. Income Taxes

        As a result of losses incurred, the Company did not provide for any income taxes in the years ended December 31, 2010, 2011 and 2012. A reconciliation of the Company's effective tax rate to the statutory federal income tax rate is as follows:

	Years ended December 31,
	2010	2011	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	4.6	4.2	4.5
Permanent differences	(2.6)	(0.4)	(0.2)
Stock compensation	(2.9)	(1.2)	(0.3)
Change in valuation allowance	(39.2)	(36.3)	(35.5)
Tax credits	5.1	3.9	1.1
Foreign rate differentials	—	(4.4)	(4.1)
Other	—	(0.8)	(0.5)

	—%	—%	—%

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

18. Income Taxes (Continued)

        Temporary differences that give rise to significant net deferred tax assets as of December 31, 2011 and 2012 are as follows:

(in thousands)	2011	2012
Deferred tax assets
Net operating losses	$40,633	$77,806
Capitalized research and development expenses	47,640	40,083
Credit carryforwards	13,380	14,398
Depreciation	2,337	2,931
Deferred compensation	4,450	5,068
Deferred revenues	26,462	29,936
Accrued expenses	676	1,184
Other	922	1,934

Total gross deferred tax asset	136,500	173,340
Intangible assets	(3,817)	(3,689)
Valuation allowance	(132,683)	(169,651)

Net deferred taxes	$—	$—

        At December 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of $210.9 million and $155.5 million, respectively. Included in the federal and state net operating loss carryforwards is approximately $10.3 million of deduction related to the exercise of stock options. This amount represents an excess tax benefit, which will be realized when it results in reduction of cash taxes in accordance with Accounting Standards Codification 718. This excess tax benefit will be directly credited to additional paid-in capital when it is realized. The Company's existing federal and state net operating loss carryforwards have begun to expire and will continue to expire through 2032. The Company also has available research and development credits for federal and state income tax purposes of approximately $11.1 million and $4.8 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2024, respectively. As of December 31, 2012, the Company also had available investment tax credits for state income tax purposes of $0.4 million, which have begun to expire and will continue to expire through 2013. The Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred revenue and capitalized research and development expenses. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, the Company has established a full valuation allowance against the deferred tax assets.

        Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

18. Income Taxes (Continued)

future taxable income and tax. The Company has not currently completed an evaluation of ownership changes through December 31, 2012 to assess whether utilization of the Company's net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

        The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company's evaluation was performed for the tax years ended December 31, 2009 through 2012, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2012. However, to the extent the Company utilizes net operating losses from years prior to 2009, the statute remains open to the extent of the net operating losses utilized. The Company annually files a federal income tax return and a state income tax return in Massachusetts. The Company's policy is to recognize interest and penalties for uncertain tax positions as a component of income tax expense. The Company has not recognized any interest and penalties historically through December 31, 2012.

        The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2010, 2011 and 2012 was as follows:

(in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
December 31, 2010	$81,420	22,461	—	$103,881
December 31, 2011	$103,881	28,802	—	$132,683
December 31, 2012	$132,683	36,968	—	$169,651

19. Commitments and Contingencies

Operating Leases

        The Company leases its office, laboratory and manufacturing space under noncancelable operating leases. Total rent expense under these operating leases was $2,846,000, $3,235,000 and $4,317,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

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

        During August 2012, the Company entered into an Indenture of Lease (the "Amended Lease"), which amended and restated its facility lease, including all previous amendments. Under the Amended Lease, the Company retained its existing office, laboratory and manufacturing space at its existing facility and agreed to occupy approximately 23,000 square feet of additional space, for a total of 109,000 square feet (the "Leased Space"), all of which is leased until June 30, 2019. The aggregate minimum lease payments due over the seven-year term of the Amended Lease are approximately $31.5 million. As part of the Amended Lease, the landlord agreed to reimburse the Company for a

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

19. Commitments and Contingencies (Continued)

portion of tenant improvements made to the facility, up to approximately $6.6 million, with approximately $4.6 million reimbursable in 2012 and $1.0 million reimbursable in each of 2013 and 2014. As a result, the Company recorded amounts receivable from the landlord of $5.6 million in prepaid expenses and other current assets and $1.0 million in other non-current assets, with a corresponding and offsetting entry recorded to deferred rent. As of December 31, 2012, the Company has received $0.6 million of these tenant improvement reimbursements. Tenant improvements recorded in deferred rent are amortized over the term of the lease as reductions to rent expense. The Amended Lease expires on June 30, 2019. The Company retains an option to renew the Amended Lease with respect to all of the Leased Space for an additional period of either one or five years.

        Future minimum lease payments under noncancelable operating leases at December 31, 2012 are as follows:

Years ended December 31,	(in thousands)
2013	4,319
2014	4,439
2015	4,601
2016	4,735
2017	4,838
2018 and thereafter	7,427

Contingencies

Contractual Matter

        The Company manufactures MM-121 under a license and collaboration agreement with Sanofi. Under this agreement, Sanofi reimburses the Company for direct costs incurred in manufacturing. During 2009 and 2010, the Company utilized a third party contractor to perform fill-finish manufacturing services. This third party contractor experienced U.S. Food and Drug Administration ("FDA") inspection issues with its quality control process that resulted in a formal warning letter from the FDA. Following a review by Sanofi and the Company, some MM-121 was pulled from clinical trial sites and replaced with MM-121 that was filled by a different contractor. Sanofi had requested that the Company assume financial responsibility for the MM-121 material that was pulled from clinical trial sites. The Company and Sanofi have since agreed that, beginning in April 2012 and throughout 2013, the Company will reimburse Sanofi approximately $1.2 million of previously billed amounts. The Company's revenue recognition model for manufacturing services performed under the license and collaboration agreement with Sanofi is to recognize these services over the period of performance, which is currently estimated to be 12 years from the effective date of the agreement. Removal of these previously billed amounts from the revenue recognition model and establishing this contractual liability resulted in an earnings reduction of $0.2 million for the year ended December 31, 2012. The Company has accrued $0.9 million related to this contractual matter as of December 31, 2012.

20. Related Party Transactions

        In connection with the initial public offering of the Company's common stock, Sanofi, a collaborator, purchased 5,217,391 shares of the Company's common stock in April 2012.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

20. Related Party Transactions (Continued)

        In June 2012, the Company entered into a Right of Review Agreement (the "Agreement") with Sanofi pursuant to which, if the Company determines to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in the Company's pipeline (an "Opportunity"), the Company will notify Sanofi of such Opportunity. Following such notice, Sanofi will have a specified period of time to determine whether to exercise an additional right to exclusively negotiate an agreement with the Company with respect to such Opportunity for a specified period of time. In addition, in specified circumstances, if the Company subsequently proposes to enter into any third party agreement, the Company must first offer the same terms and conditions to Sanofi. The Agreement terminates on April 1, 2017.

        In December 2012, Silver Creek entered into a $1.6 million convertible note payable, of which $0.3 million was with directors, officers, scientific advisory board members and related parties of the Company.

21. Retirement Plan

        On May 31, 2002, the Company established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee's salary. The savings plan permits the Company to contribute at its discretion. For the years ended December 31, 2010, 2011 and 2012, the Company made contributions of $380,000, $487,000 and $581,000, respectively, to the plan.

22. Selected Quarterly Financial Data (Unaudited)

        The following table contains quarterly financial information for 2011 and 2012. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2011
Collaboration revenues	$6,461	$6,595	$8,582	$12,577
Total operating expenses	21,102	36,019	27,219	30,744
Net loss	(13,535)	(29,196)	(18,724)	(18,221)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(13,457)	(29,051)	(18,599)	(18,116)
Net loss per share available to common stockholders—basic and diluted	$(1.34)	$(2.76)	$(1.81)	$(1.76)

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2011 and 2012

22. Selected Quarterly Financial Data (Unaudited) (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2012
Collaboration revenues	$11,344	$12,063	$11,323	$14,191
Total operating expenses	35,379	32,368	35,197	38,719
Net loss	(23,402)	(20,139)	(23,320)	(24,893)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(23,284)	(20,026)	(23,199)	(24,768)
Net loss per share available to common stockholders—basic and diluted	$(2.14)	$(0.22)	$(0.25)	$(0.26)

23. Subsequent Events

        In January 2013, the Company received notice of award of $0.5 million of tax incentives from the MLSC, which will allow the Company to monetize approximately $0.4 million of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental 20 employees and to maintain the additional headcount through at least December 31, 2017. Failure to do so could result in the Company being required to repay some or all of these incentives.

        In February 2013, the Company registered 3,353,882 additional shares of common stock related to the 2011 Plan.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on April 27, 2012)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant's Registration Statement on Form S-1, as amended, filed on January 13, 2012)

4.1		Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended, filed on October 26, 2011)

4.2	*	Fifth Amended and Restated Investor Rights Agreement, dated April 6, 2011, by and among the Registrant and the other parties thereto, as amended on March 19, 2013

4.3		Warrant to purchase shares of Series D Convertible Preferred Stock, dated April 6, 2005, issued by the Registrant to Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.4		Form of warrant to purchase shares of Common Stock issued by the Registrant to General Electric Capital Corporation (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.5		Form of warrant to purchase shares of Common Stock issued by the Registrant to various parties expiring on December 10, 2015 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.6		Form of warrant to purchase shares of Common Stock issued by the Registrant to various parties expiring on December 17, 2015 (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.7		Form of warrant to purchase shares of Common Stock issued by the Registrant to various parties expiring on March 10, 2016 (incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.1	#	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2	#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.3	#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.4	#	Form of Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.5	#	Form of Non-Qualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.6	#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Fazal R. Khan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended, filed on August 19, 2011)

Exhibit Number		Description of Exhibit
10.7	#	Employment Agreement, dated as of September 30, 2011, by and between the Registrant and William M. McClements (incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.8	#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Robert J. Mulroy (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.9	#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Ulrik B. Nielsen (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.10	#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Clet M. Niyikiza (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.11	#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Edward J. Stewart (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.12	#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and William A. Sullivan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.13	#	Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.14	*	Indenture of Lease, dated as of August 24, 2012, by and between the Registrant and RB Kendall Fee, LLC, as amended on March 18, 2013

10.15	*	Sublease, dated as of August 20, 2010, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc., as amended on January 20, 2011, May 4, 2011, May 26, 2011, August 1, 2011 and November 2, 2012

10.16	†	Patent License Agreement, dated as of February 20, 2008, by and between the Registrant and the United States Public Health Service (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.17	†	License Agreement, dated as of September 26, 2005, by and between the Registrant (as successor-in-interest to Hermes BioSciences, Inc.) and Merrimack Pharmaceuticals (Bermuda) Ltd. (as assignee from PharmaEngine, Inc.), as amended on June 30, 2011 (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.18	†	Assignment, Sublicense and Collaboration Agreement, dated as of May 5, 2011, by and between Merrimack Pharmaceuticals (Bermuda) Ltd. and PharmaEngine, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended, filed on October 26, 2011)

Exhibit Number		Description of Exhibit
10.19	†	License and Collaboration Agreement, dated as of September 30, 2009, by and between the Registrant and Sanofi, as amended on February 18, 2011 (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.20	†	Right of Review Agreement, dated as of June 14, 2012, by and between the Registrant and Sanofi (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2012)

10.20	†	Commercial License Agreement, dated as of June 6, 2008, by and between the Registrant and Selexis SA (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.21	†	Exclusive License Agreement, dated as of November 1, 2000, by and between the Registrant (as successor-in-interest to Hermes BioSciences, Inc.) and The Regents of the University of California, as amended on October 6, 2003, September 13, 2006, June 6, 2007 and September 28, 2007 (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.22	†	Exclusive License Agreement, dated as of March 16, 2005, by and between the Registrant and The Regents of the University of California, as amended on November 17, 2009 (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.23	†	Collaboration Agreement, dated as of November 16, 2009, by and between the Registrant and Adimab LLC, as amended on April 27, 2010, June 2, 2010 and October 11, 2011 (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.24	†	Sublicense Agreement, dated as of June 30, 2008, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.25	†	Amended and Restated Collaboration Agreement, dated as of January 24, 2007, by and between the Registrant and Dyax Corp., as amended on July 31, 2008 and November 6, 2009 (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.26	*	Amendment to Amended and Restated Collaboration Agreement, dated as of January 18, 2012, by and between the Registrant and Dyax Corp.

10.27		Loan and Security Agreement, dated as of November 8, 2012, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 14, 2012)

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description of Exhibit
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	+	XBRL Instance Document

101.SCH	+	XBRL Taxonomy Extension Schema Document

101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	+	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

#
Management contract or compensatory plan, contract or agreement.

†
Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+
Furnished herewith.