Form 10-Q
period 2013-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2013-05-13
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 96,087,920 shares of Common Stock, $0.01 par value per share, outstanding.

PART II

OTHER INFORMATION

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

PART I

FINANCIAL INFORMATION

Item 1.                                 Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	December 31, 2012	March 31, 2013

Assets
Current assets:
Cash and cash equivalents	$37,714	$28,435
Available-for-sale securities	72,238	58,252
Restricted cash	100	100
Accounts receivable	9,267	9,798
Prepaid expenses and other current assets	8,982	10,167
Total current assets	128,301	106,752
Restricted cash	528	528
Property and equipment, net	6,297	7,307
Other assets	1,068	34
Intangible assets, net	2,165	2,085
In-process research and development	7,010	7,010
Goodwill	3,605	3,605
Total assets	$148,974	$127,321

Liabilities, Non-Controlling Interest (Deficit) and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$24,936	$31,184
Deferred revenues	9,350	8,890
Deferred rent	1,153	1,243
Deferred tax incentives	512	512
Derivative liability	196	231
Loans payable	2,373	6,254
Total current liabilities	38,520	48,314
Deferred revenues	71,114	68,509
Deferred rent	6,323	6,735
Deferred tax incentives	755	627
Loans payable	37,482	34,076
Accrued interest	1,200	1,200
Total liabilities	155,394	159,461
Commitments and contingencies (Note 10)
Non-controlling interest (deficit)	97	(73)
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2012 and March 31, 2013; no shares issued or outstanding at December 31, 2012 and March 31, 2013	—	—
Common stock, $0.01 par value: 200,000 shares authorized at December 31, 2012 and March 31, 2013; 95,825 and 95,948 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	958	959
Additional paid-in capital	434,679	437,263
Accumulated other comprehensive loss	(38)	(20)
Accumulated deficit	(442,116)	(470,269)
Total stockholders’ deficit	(6,517)	(32,067)
Total liabilities, non-controlling interest (deficit) and stockholders’ deficit	$148,974	$127,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)	Three months ended March 31,
(unaudited)	2012	2013

Collaboration revenues	$11,344	$14,655
Operating expenses:
Research and development	31,651	36,989
General and administrative	3,728	4,932
Total operating expenses	35,379	41,921
Loss from operations	(24,035)	(27,266)
Other income and expenses
Interest income	9	52
Interest expense	(1)	(1,220)
Other, net	625	111
Net loss	(23,402)	(28,323)
Less net loss attributable to non-controlling interest	(118)	(170)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(23,284)	$(28,153)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	18
Other comprehensive income	—	18
Comprehensive loss	(23,284)	(28,135)
Net loss per share available to common stockholders—basic and diluted	$(2.14)	$(0.29)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	11,846	95,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)	Three months ended March 31,
(unaudited)	2012	2013
Cash flows from operating activities
Net loss	$(23,402)	$(28,323)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	—	234
Remeasurement of convertible preferred stock warrants	(559)	—
Depreciation and amortization	1,201	700
Stock-based compensation	1,339	2,386
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	—	(291)
Accounts receivable	1,446	(531)
Accounts payable, accrued expenses and other	(2,356)	6,910
Deferred revenues	3,362	(3,065)
Other assets and liabilities, net	(434)	784

Net cash used in operating activities	(19,403)	(21,196)

Cash flows from investing activities
Purchases of available-for-sale securities	—	(7,090)
Proceeds from maturities of available-for-sale securities	—	20,950
Purchases of property and equipment	(326)	(2,354)
Other investing activities, net	(100)	—

Net cash (used in) provided by investing activities	(426)	11,506

Cash flows from financing activities
Proceeds from issuance of common stock	148	199
Proceeds from convertible notes issued by subsidiary, net of issuance costs	—	274
Other financing activities, net	(218)	(62)

Net cash (used in) provided by financing activities	(70)	411

Net decrease in cash and cash equivalents	(19,899)	(9,279)
Cash and cash equivalents, beginning of period	50,454	37,714

Cash and cash equivalents, end of period	30,555	28,435

Non-cash investing and financing activities

Changes in deferred financing costs included in ending accounts payable, accrued expenses and other	505	—
Issuance of derivative liability	—	35
Changes in property and equipment in accounts payable and accrued expenses	—	(662)
Disposal of fully depreciated assets	—	50

Supplemental disclosure of cash flows
Cash paid for interest	$—	$998

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics. The Company has six novel therapeutic oncology candidates in clinical development (MM-398, MM-121, MM-111, MM-302, MM-151 and MM-141), multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company’s discovery and development effort is driven by Network Biology, which is its proprietary systems biology-based approach to biomedical research.

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

As of March 31, 2013, the Company had unrestricted cash and cash equivalents and available-for-sale securities of $86.7 million. The Company expects that its existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of March 31, 2013, anticipated interest income, and research and development and manufacturing funding under its license and collaboration agreement with Sanofi related to MM-121 will enable the Company to fund its operating expenses and capital expenditure requirements into 2014.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2012 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 20, 2013.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2013, and for the three months ended March 31, 2012 and 2013, is unaudited. The December 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or any future period.

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merrimack Pharmaceuticals (Bermuda) Ltd. The Company also consolidates its 74% majority owned subsidiary Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

The Company’s ownership of Silver Creek was 74% as of December 31, 2012 and March 31, 2013. The consolidated financial statement activity related to Silver Creek was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2011	$574
Net loss attributable to Silver Creek	(118)
Balance at March 31, 2012	$456

Non-Controlling Interest (Deficit)
Balance at December 31, 2012	$97
Net loss attributable to Silver Creek	(170)
Balance at March 31, 2013	$(73)

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated financial statements include revenue recognition, periods of meaningful use of licensed products, useful lives with respect to long-lived assets and intangibles and the valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses, intangible assets, goodwill, in-process research and development, derivative liability and tax valuation reserves. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Available-for-Sale Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income. There were no realized gains or losses recognized on the sale or maturity of securities during the three months ended March 31, 2013.

Available-for-sale securities, all of which have maturities of twelve months or less, as of March 31, 2013 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
March 31, 2013:
Certificate of deposit	$240	$—	$—	$240
Commercial paper	14,487	2	(6)	14,483
Corporate debt securities	43,545	1	(17)	43,529

Total	$58,272	$3	$(23)	$58,252

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of March 31, 2013 was $45.0 million, representing 18 securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive loss as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense).

Available-for-sale securities in an unrealized loss position as of March 31, 2013 consisted of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
March 31, 2013:
Commercial paper	$9,487	$(6)
Corporate debt securities	35,505	(17)
	$44,992	$(23)

The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of March 31, 2013.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. The Company places its cash deposits in accredited financial institutions and, therefore, the Company’s management believes these funds are subject to minimal credit risk. The Company invests cash equivalents and available-for-sale securities in money market funds, U.S. government agencies securities and various corporate debt securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any one issue or any single issuer and to only invest in high credit quality securities. The Company has no off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, options contracts or other hedging arrangements.

Derivative Liability

In December 2012, the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012 and $0.3 million in February 2013. The principal and accrued interest are convertible into Silver Creek’s next qualifying series of preferred stock at a discount or into Silver Creek’s existing preferred stock upon maturity of the notes on December 31, 2013, whichever occurs first. Upon issuance, the Company determined that the underlying convertible notes represented share-settled debt and the potential conversion of the convertible notes into Silver Creek’s next qualifying series of preferred stock at a discount met the definition of a derivative. The Company estimated the value of the derivative liability issued in connection with the convertible notes payable at $196,000 as of December 31, 2012 and $231,000 as of March 31, 2013. The derivatives are classified as a liability on the Company’s condensed consolidated balance sheet and are remeasured at each reporting period with changes in fair value being recognized in earnings.

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

In January 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the year ended December 31, 2012 or the three months ended March 31, 2013. The Company’s existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. There were no amounts reclassified out of accumulated other comprehensive income during the three months ended March 31, 2013.

3. Net Loss Per Common Share

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

The following table presents the computation of basic and diluted net loss per share available to common stockholders for the three months ended March 31, 2012 and 2013:

	Three months ended March 31,
(in thousands, except per share amount)	2012	2013

Net Loss Per Share:
Numerator:
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(23,284)	$(28,153)
Plus: Unaccreted dividends on convertible preferred stock	(2,040)	—
Net loss available to common stockholders—basic and diluted	(25,324)	(28,153)
Denominator:
Weighted-average common shares—basic and diluted	11,846	95,879
Net loss per share available to common stockholders—basic and diluted	$(2.14)	$(0.29)

The following common stock equivalents of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2012 and 2013, as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive:

	As of March 31,
(in thousands)	2012	2013

Convertible preferred stock	66,256	—
Options to purchase common stock	17,515	20,664
Convertible preferred stock warrants	302	—
Common stock warrants	2,631	2,779

4. License and Collaboration Agreements

Sanofi

On September 30, 2009, the Company entered into a license and collaboration agreement with Sanofi for the development and commercialization of a drug candidate being developed by the Company under the name MM-121. The agreement became effective on November 10, 2009 and Sanofi paid the Company a nonrefundable, noncreditable upfront license fee of $60.0 million. During the years ended 2010 and 2011, the Company received a total of $20.0 million in milestone payments associated with dosing the first patients in Phase 2 clinical trials in breast cancer and non-small cell lung cancer. During the first quarter of 2012, the Company received an additional milestone payment of $5.0 million associated with dosing the first patient in a Phase 2 clinical trial in ovarian cancer. The Company is eligible to receive additional future development, regulatory and sales milestone payments as well as future royalty payments depending on the success of MM-121.

Under the agreement, Sanofi is responsible for all MM-121 development and manufacturing costs. The Company has the right, but not the obligation, to co-promote MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials. Sanofi reimburses the Company for direct costs incurred in development and compensates the Company for its internal development efforts based on a full time equivalent (“FTE”) rate. Also as part of the agreement, the Company was required to manufacture certain quantities of MM-121 and, at Sanofi’s and the Company’s option, may continue to manufacture additional quantities of MM-121 in the future. Sanofi reimburses the Company for direct costs incurred in manufacturing and compensates the Company for its internal manufacturing efforts based on an FTE rate. The Company satisfied its manufacturing obligations during 2010 and has elected to continue to manufacture quantities of MM-121.

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

During the three months ended March 31, 2012 and 2013, the Company recognized revenue based on the following components of the Sanofi agreement:

	Three months ended March 31,
(in thousands)	2012	2013
Upfront payment	$1,250	$1,250
Milestone payments	1,412	521
Development services	8,142	11,590
Manufacturing services and other	521	741
Total	$11,325	$14,102

As of December 31, 2012 and March 31, 2013, the Company maintained the following assets and liabilities related to the Sanofi agreement:

(in thousands)	December 31, 2012	March 31, 2013

Accounts receivable, billed	$1,577	$5,217
Accounts receivable, unbilled	7,690	4,579
Deferred revenue	79,913	77,399

GTC Biotherapeutics, Inc.

In July 2009, the Company entered into a license agreement with GTC Biotherapeutics, Inc. (“GTC”) for the development of MM-093 by GTC. On March 19, 2013, GTC terminated the license agreement. As a result, the Company recognized the remaining $0.6 million of deferred revenue related to this license agreement during the first quarter of 2013.

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

During the three months ended March 31, 2012 and 2013, the Company recognized research and development expenses of $5.3 million and $0.3 million, respectively, related to the agreement with PharmaEngine. These amounts included a $5.0 million milestone payment expensed during the first quarter of 2012.

5. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, prepaid expenses, accounts receivable, accounts payable and accrued expenses and other short-term assets and liabilities approximate fair value due to the short-term nature of these instruments. The derivative liability is also carried at fair value.

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

The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2013 and the input categories associated with those assets and liabilities:

As of December 31, 2012 (in thousands)	Level 1	Level 2	Level 3

Assets:
Cash equivalents — money market funds	$25,668	$—	$—
Cash equivalents — certificates of deposit	—	480	—
Cash equivalents — corporate debt securities	—	5,017	—
Investments — certificates of deposit	—	240	—
Investments — commercial paper	—	12,465	—
Investments — corporate debt securities	—	59,533	—
Liabilities:
Derivative liability	—	—	196

As of March 31, 2013 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents — money market funds	$13,667	$—	$—
Investments — certificates of deposit	—	240	—
Investments — commercial paper	—	14,483	—
Investments — corporate debt securities	—	43,529	—
Liabilities:
Derivative liability	—	—	231

The Company’s investment portfolio consists of investments classified as cash equivalents and available-for-sale securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents are invested in U.S. treasury and various corporate debt securities that approximate their face value. All marketable securities with an original maturity when purchased of greater than three months are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. The fair value of the derivative liability as of December 31, 2012 and March 31, 2013 was determined using a probability-weighted valuation model based upon the likelihood of Silver Creek achieving a qualified financing.

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of March 31, 2013	Valuation Technique	Unobservable Input	Point Estimate
	(in thousands)
Derivative Liability	$231	Probability-weighted	Estimated probability of Silver Creek qualified financing(s) prior to December 31, 2013	50%

The significant unobservable input used in the fair value measurement of the Company’s derivative liability is the probability of Silver Creek’s successful achievement of aggregate financings of at least $4.0 million of gross proceeds prior to December 31, 2013.

The following table provides a roll-forward of the fair value of the derivative liability categorized as Level 3 instruments, for the three months ended March 31, 2013:

(in thousands)	Derivative Liability

Balance, December 31, 2012	$196
Portion of convertible notes issued in February 2013 allocated to derivative	35

Balance, March 31, 2013	$231

6. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2012 and March 31, 2013 consisted of the following:

(in thousands)	December 31, 2012	March 31, 2013

Accounts payable	$283	$6,459
Accrued goods and services	17,615	19,335
Accrued payroll and related benefits	5,853	4,245
Accrued interest	306	390
Accrued dividends payable	28	28
Contractual liability	851	727
Total accounts payable, accrued expenses and other	$24,936	$31,184

7. Debt

In November 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. pursuant to which the Company received loans in the aggregate principal amount of $40.0 million in 2012. The Company’s obligations associated with the Loan Agreement are secured by a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property.

The Loan Agreement provides for interest-only payments for twelve months and repayment of the aggregate outstanding principal balance of the loans in monthly installments starting on December 1, 2013 and continuing through May 1, 2016. However, if the Company receives aggregate gross proceeds of at least $75 million in one or more transactions prior to December 1, 2013, the Company may elect to extend the interest-only period by six months so that the aggregate outstanding principal balance of the loans would be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. For the three months ended March 31, 2013, interest expense related to the outstanding principal balance of the loans was $1.1 million. Upon full repayment or maturity of the loans, the Company is required to pay a fee of $1.2 million, which is recorded as a long-term liability on the condensed consolidated balance sheets.

As of March 31, 2013, the Company had outstanding borrowings of $38.7 million, net of debt discounts of $1.4 million. Amortization of the debt discounts, which are recorded as interest expense, was $0.2 million for the three months ended March 31, 2013.

Silver Creek Convertible Notes

In December 2012, as described in Note 2 “—Derivative Liability,” the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012 and

$0.3 million in February 2013. As of March 31, 2013, Silver Creek had outstanding borrowings of $1.6 million, net of debt discounts of $0.2 million. Amortization of the debt discounts, which are recorded as interest expense, was $0.1 million for the three months ended March 31, 2013.

8. Common Stock

As of December 31, 2012 and March 31, 2013, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were 95,825,000 and 95,948,000 shares of common stock issued and outstanding as of December 31, 2012 and March 31, 2013, respectively. The shares reserved for future issuance as of December 31, 2012 and March 31, 2013 consisted of the following:

(in thousands)	December 31, 2012	March 31, 2013

Common stock warrants	2,842	2,779
Options to purchase common stock	18,066	20,664
	20,908	23,443

9. Stock-Based Compensation

As of December 31, 2012, there were 1.3 million shares of common stock available to be issued under the 2011 Stock Incentive Plan, (the “2011 Plan”). The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

In January 2013, 3.4 million shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan.

During the three months ended March 31, 2012 the Company did not issue options to purchase shares of common stock. During the three months ended March 31, 2013, the Company issued options to purchase 2.7 million shares of common stock. At March 31, 2013, there were 1.9 million shares remaining available for grant under the 2011 Plan.

The weighted-average assumptions used to estimate the fair value of options granted to employees at the date of grant for the three months ended 2013 were as follows:

Three months ended March 31, 2013
Risk-free interest rate	1.1%
Expected dividend yield	0%
Expected term	5.8-5.9 years
Expected volatility	67%

These options generally vest over a three-year period for employees. The Company recognized stock-based compensation expense as follows for the three months ended March 31, 2012 and 2013:

	Three months ended March 31,
(in thousands)	2012	2013
Employee awards:
Research and development	$909	$1,284
General and administrative	430	1,090
Stock-based compensation for employee awards	1,339	2,374
Stock-based compensation for non-employee awards	—	12
Total stock-based compensation	$1,339	$2,386

The following table summarizes stock option activity during the three months ended March 31, 2013:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
(in thousands, except per share amounts)	Shares	Exercise Price	Term	Value

Outstanding, December 31, 2012	18,066	$3.50	6.54	$51,486
Granted	2,719	$6.35
Exercised	(90)	$2.18
Forfeited	(31)	$6.76

Outstanding, March 31, 2013	20,664	$3.87	6.71	$51,276

Exercisable, March 31, 2013	14,177	$2.66	5.52	$49,725
Vested and expected to vest, March 31, 2013	20,154	$3.80	6.64	$51,249

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the respective balance sheet date.

10. Commitments and Contingencies

Operating leases

The Company leases its office, laboratory and manufacturing space under non-cancellable operating leases. During March 2013, the Company entered into a facility lease amendment to further expand its office, laboratory and manufacturing space. The amendment leased additional space effective March 2013 and is co-terminus with the existing lease. The aggregate additional rent due over the term of the lease amendment is approximately $2.6 million. As part of this amendment, the landlord agreed to reimburse the Company for an additional portion of tenant improvements made to the facility, up to a total of $0.6 million. Aggregate landlord reimbursable tenant improvements outstanding under the existing lease and the lease amendment as of March 31, 2013 is $6.8 million, which are recorded within other current assets on the condensed consolidated balance sheets.

11. Subsequent Events

In April 2013, the Company received an award of $0.5 million of tax incentives from the Massachusetts Life Sciences Center, which allows the Company to monetize approximately $0.4 million of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental 20 employees and to maintain the additional headcount through at least December 31, 2017. Failure to do so could result in the Company being required to repay some or all of these incentives. The Company has deferred and will amortize the benefit of this monetization on a straight-line basis over the five-year performance period, commencing with a cumulative catch-up when the pledge is achieved.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements

Overview

We are a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics. Our mission is to provide patients, physicians and the healthcare system with the medicines, tools and information to transform the approach to care from one based on the identification and treatment of symptoms to one focused on the diagnosis and treatment of illness through a more precise mechanistic understanding of disease. We seek to accomplish our mission by applying our proprietary systems-based approach to biomedical research, which we call Network Biology. Our initial focus is in the field of oncology. We have six novel therapeutics in clinical development. In our most advanced program, we are conducting a Phase 3 clinical trial.

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, an initial public offering and a secured debt financing. Through March 31, 2013, we have received $268.2 million from the sale of convertible preferred stock and warrants, $98.1 million of net proceeds from the sale of common stock during our initial public offering, $39.6 million of net proceeds from a secured debt financing and $187.0 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. As of March 31, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $86.7 million, which, together with anticipated interest income and research and development and manufacturing funding under our license and collaboration agreement with Sanofi related to MM-121, we expect will enable us to fund our operating expenses and capital expenditure requirements into 2014.

We have never been profitable and, as of March 31, 2013, we had an accumulated deficit of $470.3 million. Our net loss was $23.4 million and $28.3 million for the three months ended March 31, 2012 and 2013, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services as incurred and recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of our agreement with Sanofi. During the three months ended March 31, 2012 and 2013, we recognized revenue based on the following components of the Sanofi agreement:

	Three months ended March 31,
(in thousands)	2012	2013
Upfront payment	$1,250	$1,250
Milestone payments	1,412	521
Development services	8,142	11,590
Manufacturing services and other	521	741
Total	$11,325	$14,102

GTC Biotherapeutics, Inc.

In July 2009, we entered into a license agreement with GTC Biotherapeutics, Inc., or GTC, for the development of MM-093 by GTC. On March 19, 2013, GTC terminated the license agreement. As a result, we recognized the remaining $0.6 million of deferred revenue related to this license agreement during the first quarter of 2013.

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we now have the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of MM-398, which occurred and was paid in the first quarter of 2012. We may be required to make up to an aggregate of $75.0 million in additional development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the May 2011 agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended March 31, 2012 and 2013, we recognized research and development expense of $5.3 million and $0.3 million, respectively, under the May 2011 agreement with PharmaEngine.

Our financial obligations under other license and development agreement are summarized below under “—Liquidity and Capital Resources—Contractual obligations and commitments.”

Financial Operations Overview

Revenues

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments and research, development, manufacturing and other payments received from collaborations, primarily with Sanofi, and, to a lesser extent, from grant payments received from the National Cancer Institute. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research, development and manufacturing payments from collaborations and royalties from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research, development and manufacturing reimbursements, milestone and other payments from collaborations, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until 2014 at the earliest. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and development expense

The following table summarizes our principal product development programs, including the latest related stages of development for each product candidate in development and the research and development expenses allocated to each clinical product candidate.

		Current stage	Three months ended March 31,
(in thousands)	Indication	of development	2012	2013
MM-398	Cancer	Phase 3	$7,794	$7,270
MM-121	Cancer	Phase 2	8,193	12,062
MM-111	Cancer	Phase 1/Phase 2 planned	1,903	4,267
MM-302	Cancer	Phase 1	1,529	1,469
MM-151	Cancer	Phase 1	2,816	1,740
MM-141	Cancer	Phase 1	2,782	1,386
Preclinical, general research and discovery			5,725	7,511
Stock compensation			909	1,284
Total research and development expense			$31,651	$36,989

MM-398

MM-398 is currently being evaluated in a Phase 3 clinical trial in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. Our current estimate of the remaining external costs associated with completing the Phase 3 clinical trial is between $12.0 million and $17.0 million. We are conducting a Phase 1 translational study to identify predictive biomarkers associated with MM-398. A translational study is a clinical trial where biomarker investigation is performed, with a goal of identifying biomarkers that predict patients’ response to the therapy. In addition, several investigator sponsored trials are ongoing in which the majority of the total clinical trial costs are paid for by the investigators. Investigator sponsored trials include a Phase 2 clinical trial in colorectal cancer and a Phase 1 clinical trial in glioma.

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

MM-111

We are currently preparing to initiate a Phase 2 clinical trial of MM-111 in gastric cancer and are conducting two Phase 1 clinical trials of MM-111 in multiple cancer types.

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

Interest expense

Interest expense primarily consists of interest recorded on our loans payable.

Other income (expense)

Other income (expense) primarily consists of gains and losses on the change in value and time to expiration of convertible preferred stock warrants, the recognition of tax incentives and other one-time income or expense-related items.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, lease accounting, valuation of derivative liabilities, useful lives with respect to long-lived assets and intangibles, valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses and other, intangible assets, goodwill, in-process research and development and tax valuation reserves. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to the consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 20, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. We did not enter into any significant multiple element arrangements or materially modify any of our existing multiple element arrangements during the three months ended March 31, 2012 and 2013. Our existing collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

Accrued expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for such services where we have not yet been invoiced or otherwise notified of actual cost. We record these estimates in our condensed consolidated financial statements as of each balance sheet date. Examples of estimated accrued expenses include:

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

Stock-based compensation

We account for stock-based compensation by measuring and recognizing compensation expense for all stock-based awards made to employees, including stock options, based on the estimated grant date fair values. For employees, we use the straight-line method to allocate compensation expense to reporting periods over each optionee’s requisite service period, which is generally the vesting period. For non-employees, we record awards at fair value, periodically remeasure awards to reflect the current fair value at each reporting period and recognize expense over the related service period. When applicable, we account for these equity instruments based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

There were no options granted during the three month period ended March 31, 2012. There were 2.7 million options granted during the three month period ended March 31, 2013. The weighted-average assumptions used to estimate the fair value of options granted to employees during the three months ended March 31, 2013 were as follows:

Three months ended March 31, 2013
Risk-free interest rate	1.1%
Expected dividend yield	0%
Expected term	5.8-5.9 years
Expected volatility	67%

The expected volatility rate that we use to value stock option grants is based on historical volatilities of a peer group of similar companies whose share prices are publicly available. The peer group includes companies in the pharmaceutical and biotechnology industries in a similar stage of development with a comparable market capitalization or a similar clinical focus. Because we do not have a sufficient history to estimate the expected term, we use the simplified method for estimating the expected term. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option for each tranche. The risk-free interest rate assumption was based on zero coupon U.S. treasury instruments that had terms consistent with the expected term of the stock option grants.

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

Results of Operations

Comparison of the three months ended March 31, 2012 and 2013

	Three months ended March 31,
(in thousands)	2012	2013
Collaboration revenues	$11,344	$14,655
Research and development expenses	31,651	36,989
General and administrative expenses	3,728	4,932
Loss from operations	(24,035)	(27,266)
Interest income	9	52
Interest expense	(1)	(1,220)
Other income	625	111
Net loss	$(23,402)	$(28,323)

Collaboration revenues

Collaboration revenues for the three months ended March 31, 2013 were $14.7 million, compared to $11.3 million for the three months ended March 31, 2012, an increase of $3.4 million, or 30%. This increase resulted from increases in development services and manufacturing revenues recognized under the license and collaboration agreement with Sanofi and the recognition of deferred revenue under our license agreement with GTC.

Research and development expenses

Research and development expenses for the three months ended March 31, 2013 were $37.0 million, compared to $31.7 million for the three months ended March 31, 2012, an increase of $5.3 million, or 17%. This increase was primarily attributable to:

•                  $3.9 million of increased MM-121 spending primarily due to increased enrollment of ongoing clinical trials;

•                  $2.4 million of increased MM-111 spending primarily due to the preparation to initiate a Phase 2 clinical trial; and

•                  $1.8 million of increased spending on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development.

These increases were partially offset by the following decreases:

•                  $1.4 million of decreased MM-141 spending primarily due to the absence in 2013 of IND-enabling activities that occurred in the first quarter of 2012;

•                  $1.1 million of decreased MM-151 spending primarily due to the absence in 2013 of a $1.5 million licensing payment that occurred in the first quarter of 2012, partially offset by increased clinical trial costs; and

•                  $0.5 million of decreased MM-398 spending primarily due the absence in 2013 of a $5.0 million milestone payment that occurred in the first quarter of 2012, significantly offset by increased costs related to our ongoing Phase 3 clinical trial.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2013 were $4.9 million, compared to $3.7 million for the three months ended March 31, 2012, an increase of $1.2 million, or 32%. This increase was primarily attributable to increases in labor and labor-related costs, including stock compensation expense.

Interest expense

Interest expense for the three months ended March 31, 2013 was $1.2 million, compared to an immaterial amount for the three months ended March 31, 2012. This increase was primarily attributable to the interest recorded on the loans payable from Hercules Technology Growth Capital, Inc.

Other income

Other income for the three months ended March 31, 2013 was $0.1 million, compared to $0.6 million for the three months ended March 31, 2012, a decrease of $0.5 million. This decrease was primarily attributable to $0.6 million associated with the March 31, 2012 remeasurement of preferred stock warrants, which were subsequently reclassified to common stock warrants upon the closing of our initial public offering in April 2012.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, an initial public offering and a secured debt financing. Through March 31, 2013, we have received $268.2 million from the sale of convertible preferred stock and warrants, $98.1 million of net proceeds from the sale of common stock during our initial public offering, $39.6 million of net proceeds from a secured debt financing and $187.0 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. As of March 31, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $86.7 million.

As of March 31, 2013, within our unrestricted cash and cash equivalents, $1.8 million was cash and cash equivalents held by Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $1.8 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2012 and 2013.

	Three months ended March 31,
(in thousands)	2012	2013

Cash used in operating activities	$(19,403)	$(21,196)
Cash used in investing activities	(426)	11,506
Cash provided by financing activities	(70)	411
Net increase (decrease) in cash and cash equivalents	$(19,899)	$(9,279)

Operating activities

Cash used in operating activities of $19.4 million during the three months ended March 31, 2012 was primarily a result of our net loss of $23.4 million, partially offset by non-cash items of $2.0 million and changes in operating assets and liabilities of $2.0 million, which includes receipt of a $5.0 million milestone payment under our license and collaboration agreement with Sanofi. Cash used in operating activities of $21.2 million during the three months ended March 31, 2013 was primarily a result of our net loss of $28.3 million, partially offset by non-cash items of $3.3 million and changes in operating assets and liabilities of $3.8 million.

Investing activities

Cash used in investing activities during the three months ended March 31, 2012 was primarily due to the purchase of property and equipment. Cash provided by investing activities during the three months ended March 31, 2013 was primarily due to proceeds from maturities and sales of available-for-sale securities net of purchases of $13.9 million, partially offset by $2.4 million of property and equipment purchases.

Financing activities

Cash used in financing activities during the three months ended March 31, 2012 was primarily a result of the payment of deferred financing costs related to our initial public offering that closed in April 2012, partially offset by proceeds from the issuance of common stock. Cash provided by financing activities for the three months ended March 31, 2013 was primarily due to $0.2 million of proceeds from the exercise of common stock options and $0.3 million of proceeds from the sale and issuance of convertible notes by Silver Creek.

Funding requirements

As of March 31, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $86.7 million.

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

We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of March 31, 2013, anticipated interest income, and research and development and manufacturing funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund our operating expenses and capital expenditure requirements into 2014. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Contractual obligations and commitments

During the first quarter of 2013, we entered into a facility lease amendment, which further expanded our office, laboratory and manufacturing space. The aggregate incremental rent due over the seven-year term of the facility lease amendment is approximately $2.6 million.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations and commitments” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 20, 2013.

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

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We filed our notice of opposition in the first proceeding, opposing a patent (EP 0896586) held by Genentech, Inc., or Genentech, in July 2007 on the grounds of added matter, insufficient disclosure, lack of novelty and lack of inventive step. Amgen Inc. and U3 Pharma GmbH also opposed the Genentech patent. If the issued claims of the Genentech patent were determined to be valid and construed to cover MM-121 or MM-111, our development and commercialization of these product candidates in Europe could be delayed or prevented. In August 2009, the European Patent Office issued a written decision rejecting several sets of Genentech’s claims and upholding the patent solely on the basis of a further set of claims that we believe will not restrict the development or commercialization of MM-121 or MM-111. All parties have appealed this decision. Pending the outcome of the appeal proceedings, the original issued claims of the Genentech patent remain in effect. Each party has submitted written statements regarding the appeal to the European Patent Office. No date has been set for a hearing for the appeal.

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

Since inception, we have incurred significant operating losses. Our net loss was $28.3 million for the three months ended March 31, 2013, $91.8 million for the year ended December 31, 2012 and $79.7 million for the year ended December 31, 2011. As of March 31, 2013, we had an accumulated deficit of $470.3 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, an initial public offering and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

On November 8, 2012, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. The Loan and Security Agreement provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of $15.0 million, which closed on December 14, 2012. We could in the future incur additional indebtedness beyond such amount.

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

We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of March 31, 2013, anticipated interest income, and research and development and manufacturing funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund our operating expenses and capital expenditure requirements into 2014. Our future capital requirements will depend on many factors, including:

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

For example, MM-121 did not meet its primary endpoint in one cohort of a Phase 2 clinical trial in patients with non-small cell lung cancer. MM-121 is still being evaluated in two additional non-small cell lung cancer cohorts as well as Phase 2 clinical trials for the treatment of advanced ovarian cancer, hormone-receptor positive breast cancer and HER2 negative breast cancer.

In addition, the favorable results from a Phase 2 clinical trial of MM-398 in patients with metastatic pancreatic cancer may not be predictive of success in our Phase 3 clinical trial of MM-398 for the same indication, in particular because the trials have different efficacy endpoints and the Phase 2 trial was a single arm study that did not compare MM-398 to other therapies. Our Phase 3 trial, as amended, is designed to compare the efficacy of each of MM-398 as a monotherapy and MM-398 in combination with 5-FU and leucovorin against a common control of the combination of 5-FU and leucovorin. This Phase 3 trial is based on an expected efficacy endpoint of statistically significant difference in overall survival. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Any other interruption of production at our manufacturing facility also could damage our business. For example, in 2009, we experienced a viral contamination at this facility that required that we shut the facility entirely for decontamination. Because of this contamination, the FDA placed a partial clinical hold on our investigational new drug application, or IND, for MM-121 until we submitted supporting documentation to the FDA regarding our decontamination procedures. Although we were able to resolve this issue, with the FDA lifting the partial clinical hold in April 2010, other companies have experienced similar contamination problems, and we could experience a similar problem in the future that is more difficult to resolve and could lead to a clinical hold.

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

In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the in vitro diagnostic most likely will occur through the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health. It is unclear whether the FDA will finalize this guidance in its current format, or when it will do so. Even if the FDA does finalize the guidance in its current format, it is unclear how it will interpret the guidance. Even with the issuance of the draft guidance, the FDA’s expectations for in vitro companion diagnostics remain unclear in some respects. The FDA’s developing expectations will affect our in vitro companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity and clinical utility, or make us repeat aspects of the trial or initiate new trials.

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

In addition, a drug product approved under an NDA, such as MM-398 if it were to be approved, could face generic competition earlier than expected. The enactment of the Generic Drug User Fee Amendments of 2012 as part of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, established a user fee program that will generate hundreds of millions of dollars in funding for the FDA’s generic drug review program. Funding from the user fee program, along with performance goals that the FDA negotiated with the generic drug industry, could significantly decrease the timeframe for FDA review of generic drug applications.

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

Most recently, on July 9, 2012, President Obama signed the FDASIA into law. The broad, sweeping law establishes new user fee programs and provides the FDA with new authority in the areas of drugs, biologics and medical devices. We are not certain what the full impact of these changes will be on our business, particularly as the FDA will need to publish regulations and issue guidances to implement the new legislation. We are not sure whether additional legislative changes will be enacted, or whether other FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In the area of companion diagnostics, FDA officials indicated in 2010 that the agency planned to issue two guidances in this area. The FDA issued one draft guidance in July 2011. The FDA has yet to issue a second draft guidance and may decide not to issue a second draft guidance or finalize the existing draft guidance. The FDA’s expected issuance of a final guidance, or issuance of additional draft guidance, could affect our development of in vitro companion diagnostics and the applicable regulatory requirements. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

As of March 31, 2013, we have used approximately $4.2 million of the proceeds from the offering to pay dividends on our Series B convertible preferred stock and estimate that we have used additional proceeds as follows:

•                  approximately $21.1 million to fund our ongoing clinical program for MM-398;

•                  approximately $15.9 million to fund our ongoing clinical program for MM-111;

•                  approximately $6.7 million to fund our ongoing clinical program for MM-302;

•                  approximately $5.8 million to fund our ongoing clinical program for MM-151;

•                  approximately $7.1 million to fund our ongoing clinical program for MM-141;

•                  approximately $28.1 million to fund other research and development efforts; and

•                  approximately $3.2 million to fund working capital, capital expenditures and other general corporate purposes.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: May 13, 2013	By:	/s/ William A. Sullivan
William A. Sullivan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1

Fifth Amended and Restated Investor Rights Agreement, dated April 6, 2011, by and among the Registrant and the other parties thereto, as amended on March 19, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Database
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Filed herewith.

+                 Furnished herewith.