Form 10-Q
period 2013-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2013-08-08
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 102,209,629 shares of Common Stock, $0.01 par value per share, outstanding.

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

•                  the timing of the completion of our clinical trials and the availability of results from such trials;

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

PART I

FINANCIAL INFORMATION

Item 1.           Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	December 31, 2012	June 30, 2013

Assets
Current assets:
Cash and cash equivalents	$37,714	$30,943
Available-for-sale securities	72,238	31,197
Restricted cash	100	100
Accounts receivable	9,267	14,537
Prepaid expenses and other current assets	8,982	9,170
Total current assets	128,301	85,947
Restricted cash	528	567
Property and equipment, net	6,297	8,155
Other assets	1,068	31
Intangible assets, net	2,165	2,005
In-process research and development	7,010	7,010
Goodwill	3,605	3,605
Total assets	$148,974	$107,320

Liabilities, Non-Controlling Interest (Deficit) and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$24,936	$36,322
Deferred revenues	9,350	9,336
Loans payable	2,373	9,970
Other current liabilities	1,861	2,119
Total current liabilities	38,520	57,747
Deferred revenues	71,114	68,724
Loans payable	37,482	30,592
Accrued interest	1,200	1,200
Other liabilities	7,078	7,398
Total liabilities	155,394	165,661
Commitments and contingencies (Note 10)
Non-controlling interest (deficit)	97	(242)
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2012 and June 30, 2013; no shares issued or outstanding at December 31, 2012 and June 30, 2013	—	—
Common stock, $0.01 par value: 200,000 shares authorized at December 31, 2012 and June 30, 2013; 95,825 and 96,360 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	958	964
Additional paid-in capital	434,679	441,293
Accumulated other comprehensive loss	(38)	(5)
Accumulated deficit	(442,116)	(500,351)
Total stockholders’ deficit	(6,517)	(58,099)

Total liabilities, non-controlling interest (deficit) and stockholders’ deficit	$148,974	$107,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss

	Three months ended		Six months ended
(in thousands, except per share amounts)	June 30,		June 30,
(unaudited)	2012	2013	2012	2013

Collaboration revenues	$12,063	18,452	$23,407	33,107
Operating expenses:
Research and development	28,758	42,465	60,409	79,454
General and administrative	3,610	5,095	7,338	10,027
Total operating expenses	32,368	47,560	67,747	89,481
Loss from operations	(20,305)	(29,108)	(44,340)	(56,374)
Other income and expenses
Interest income	54	35	63	87
Interest expense	—	(1,293)	—	(2,513)
Other, net	112	115	736	226
Net loss	(20,139)	(30,251)	(43,541)	(58,574)
Less net loss attributable to non- controlling interest	(113)	(169)	(231)	(339)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(20,026)	(30,082)	(43,310)	(58,235)

Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(49)	15	(49)	33
Other comprehensive (loss) income	(49)	15	(49)	33
Comprehensive loss	(20,075)	(30,067)	(43,359)	(58,202)
Net loss per share available to common stockholders—basic and diluted	$(0.22)	$(0.31)	$(0.89)	$(0.61)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	90,581	96,170	51,214	96,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)	Six months ended June 30,
(unaudited)	2012	2013
Cash flows from operating activities
Net loss	$(43,541)	(58,574)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	—	470
Remeasurement of convertible preferred stock warrants	(587)	—
Depreciation and amortization	2,263	1,319
Stock-based compensation	2,749	5,416
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	(1,760)	(291)
Accounts receivable	486	(5,270)
Accounts payable, accrued expenses and other	(653)	11,386
Deferred revenues	553	(2,404)
Other assets and liabilities, net	48	2,518

Net cash used in operating activities	(40,442)	(45,430)

Cash flows from investing activities
Purchases of available-for-sale securities	(73,825)	(8,290)
Proceeds from sales and maturities of available-for-sale securities	—	49,010
Purchases of property and equipment	(891)	(3,305)
Other investing activities, net	(100)	(39)

Net cash (used in) provided by investing activities	(74,816)	37,376

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	100,025	—
Proceeds from issuance of common stock	873	1,204
Proceeds from convertible notes issued by majority owned subsidiary, net of issuance costs	—	274
Payment of dividends on Series B convertible preferred stock	(4,003)	—
Other financing activities, net	(48)	(195)

Net cash provided by financing activities	96,847	1,283

Net decrease in cash and cash equivalents	(18,411)	(6,771)
Cash and cash equivalents, beginning of period	50,454	37,714

Cash and cash equivalents, end of period	32,043	30,943

Non-cash investing and financing activities
Conversion of convertible preferred stock to common stock	268,225	—
Conversion of convertible preferred stock warrants to common stock warrants	929	—
Reclassification of deferred financing costs to stockholders’ equity	2,748	—
Dividends on Series B convertible preferred stock declared but not paid	261	—
Issuance of derivative liability	—	35
Disposal of fully depreciated assets	—	77

Supplemental disclosure of cash flows
Cash paid for interest	$—	$2,076

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

As of June 30, 2013, the Company had unrestricted cash and cash equivalents and available-for-sale securities of $62.1 million. As described in Note 11, in July 2013, the Company completed concurrent underwritten public offerings of 5.75 million shares of its common stock (the “Common Stock Offering”) and $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 (the “Convertible Notes Offering”). The aggregate net proceeds from these concurrent offerings were approximately $147.4 million. The Company expects that its existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of June 30, 2013, anticipated interest income and funding under its license and collaboration agreement with Sanofi related to MM-121, together with the net proceeds from the concurrent Common Stock Offering and Convertible Notes Offering, will enable the Company to fund its operating expenses and capital expenditure requirements into 2015.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2012 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 20, 2013.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2013, and for the three and six months ended June 30, 2012 and 2013, is unaudited. The December 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or any future period.

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merrimack Pharmaceuticals (Bermuda) Ltd. The Company also consolidates its 74% majority owned subsidiary Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

The Company’s ownership of Silver Creek was 74% as of December 31, 2012 and June 30, 2013. The consolidated financial statement activity related to Silver Creek was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2011	$574
Net loss attributable to Silver Creek	(231)
Balance at June 30, 2012	$343

Non-Controlling Interest (Deficit)
Balance at December 31, 2012	$97
Net loss attributable to Silver Creek	(339)
Balance at June 30, 2013	$(242)

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

Available-for-Sale Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income. There were no realized gains or losses recognized on the sale or maturity of securities during the three and six months ended June 30, 2013.

Available-for-sale securities, all of which have maturities of twelve months or less, as of June 30, 2013 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013:
Certificate of deposit	$1,200	$—	$(1)	$1,199
Commercial paper	7,996	1	—	7,997
Corporate debt securities	22,006	—	(5)	22,001

Total	$31,202	$1	$(6)	$31,197

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2013 was $19.2 million, representing 12 securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive loss as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense).

Available-for-sale securities in an unrealized loss position as of June 30, 2013 consisted of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
June 30, 2013:
Certificate of deposit	$1,199	$(1)
Corporate debt securities	17,992	(5)
	$19,191	$(6)

The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of June 30, 2013.

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

Derivative Liability

In December 2012, the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012 and $0.3 million in February 2013. The principal and accrued interest are convertible into Silver Creek’s next qualifying series of preferred stock at a discount or into Silver Creek’s existing preferred stock upon maturity of the notes on December 31, 2013, whichever occurs first. Upon issuance, the Company determined that the underlying convertible notes represented share-settled debt and the potential conversion of the convertible notes into Silver Creek’s next qualifying series of preferred stock at a discount met the definition of a derivative. The Company estimated the value of the derivative liability issued in connection with the convertible notes payable at $196,000 as of December 31, 2012 and $231,000 as of June 30, 2013. The derivatives are classified as a liability on the Company’s condensed consolidated balance sheet and are remeasured at each reporting period with changes in fair value being recognized in earnings.

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

In January 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the year ended December 31, 2012 or the three and six months ended June 30, 2013. The Company’s existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

Other Income and Expense

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. There were no amounts reclassified out of accumulated other comprehensive income during the three and six months ended June 30, 2013.

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

The following table presents the computation of basic and diluted net loss per share available to common stockholders for the three and six months ended June 30, 2012 and 2013:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amount)	2012	2013	2012	2013

Net Loss Per Share:
Numerator:
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(20,026)	$(30,082)	$(43,310)	$(58,235)
Plus: Unaccreted dividends on convertible preferred stock	(67)	—	(2,107)	—

Net loss available to common stockholders—basic and diluted	(20,093)	(30,082)	(45,417)	(58,235)
Denominator:
Weighted-average common shares—basic and diluted	90,581	96,170	51,214	96,025

Net loss per share available to common stockholders—basic and diluted	$(0.22)	$(0.31)	$(0.89)	$(0.61)

The following common stock equivalents of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2012 and 2013, as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive:

	As of June 30,
(in thousands)	2012	2013

Options to purchase common stock	17,455	20,447
Common stock warrants	2,905	2,777

Also excluded from the computation of diluted weighted average shares outstanding as of June 30, 2012 as anti-dilutive were 66,256,000 common stock equivalents of convertible preferred stock and 302,000 common stock equivalents of convertible preferred stock warrants that converted to common stock and common warrants, respectively, upon the closing of our initial public offering in April 2012.

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

Under the agreement, Sanofi is responsible for all MM-121 development and manufacturing costs. The Company has the right, but not the obligation, to co-promote MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials. Sanofi reimburses the Company for direct costs incurred in development and compensates the Company for its internal development efforts based on a full time equivalent (“FTE”) rate. Also as part of the agreement, the Company was required to manufacture certain quantities of MM-121 and, at Sanofi’s and the Company’s option, may continue to manufacture additional quantities of MM-121 in the future. Sanofi reimburses the Company for direct costs incurred in manufacturing and compensates the Company for its internal manufacturing efforts based on an FTE rate. The Company has satisfied its manufacturing obligations under the agreement as of June 30, 2013.

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

During the three and six months ended June 30, 2012 and 2013, the Company recognized revenue based on the following components of the Sanofi agreement:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2013	2012	2013
Upfront payment	$1,250	$1,250	$2,500	$2,500
Milestone payments	521	521	1,933	1,042
Development services	9,160	14,682	17,302	26,272
Manufacturing services and other	1,106	1,999	1,627	2,740
Total	$12,037	$18,452	$23,362	$32,554

As of December 31, 2012 and June 30, 2013, the Company maintained the following assets and liabilities related to the Sanofi agreement:

(in thousands)	December 31, 2012	June 30, 2013

Accounts receivable, billed	$1,577	1,789
Accounts receivable, unbilled	7,690	12,746
Deferred revenue	79,913	78,060

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

During the three months ended June 30, 2012 and 2013, the Company recognized research and development expenses of $0.3 million and $0.2 million, respectively, and during the six months ended June 30, 2012 and 2013, the Company recognized research and development expenses of $5.6 million and $0.5 million, respectively, related to the agreement with PharmaEngine. These amounts included a $5.0 million milestone payment expensed in the first quarter of 2012.

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

The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2013 and the input categories associated with those assets and liabilities:

As of December 31, 2012 (in thousands)	Level 1	Level 2	Level 3

Assets:
Cash equivalents — money market funds	$25,668	$—	$—
Cash equivalents — certificates of deposit	—	480	—
Cash equivalents — corporate debt securities	—	5,017	—
Investments — certificates of deposit	—	240	—
Investments — commercial paper	—	12,465	—
Investments — corporate debt securities	—	59,533	—
Liabilities:
Derivative liability	$—	$—	$196

As of June 30, 2013 (in thousands)	Level 1	Level 2	Level 3

Assets:
Cash equivalents — money market funds	$18,496	$—	$—
Investments — certificates of deposit	—	1,199	—
Investments — commercial paper	—	7,997	—
Investments — corporate debt securities	—	22,001	—
Liabilities:
Derivative liability	$—	$—	$231

The Company’s investment portfolio consists of investments classified as cash equivalents and available-for-sale securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents are invested in U.S. treasury and various corporate debt securities that approximate their face value. All marketable securities with an original maturity when purchased of greater than three months are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. The fair value of the derivative liability as of December 31, 2012 and June 30, 2013 was determined using a probability-weighted valuation model based upon the likelihood of Silver Creek achieving a qualified financing.

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of June 30, 2013	Valuation Technique	Unobservable Input	Point Estimate
	(in thousands)
Derivative Liability	$231	Probability-weighted	Estimated probability of Silver Creek qualified financing(s) prior to December 31, 2013	50%

The significant unobservable input used in the fair value measurement of the Company’s derivative liability is the probability of Silver Creek’s successful achievement of aggregate financings of at least $4.0 million of gross proceeds prior to December 31, 2013.

The following table provides a roll-forward of the fair value of the derivative liability categorized as Level 3 instruments, for the six months ended June 30, 2013:

(in thousands)	Derivative Liability

Balance, December 31, 2012	$196
Portion of convertible notes issued in February 2013 allocated to derivative	35

Balance, June 30, 2013	$231

6. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2012 and June 30, 2013 consisted of the following:

(in thousands)	December 31, 2012	June 30, 2013

Accounts payable	$283	$4,727
Accrued goods and services	17,615	24,713
Accrued payroll and related benefits	5,853	6,200
Accrued interest	306	406
Accrued dividends payable	28	28
Contractual liability	851	248
Total accounts payable, accrued expenses and other	$24,936	$36,322

7. Debt

In November 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) pursuant to which the Company received loans in the aggregate principal amount of $40.0 million in 2012. The Company’s obligations associated with the Loan Agreement are secured by a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property.

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

For the three and six months ended June 30, 2013, interest expense related to the outstanding principal balance of the loans was $1.0 million and $2.1 million, respectively. Upon full repayment or maturity of the loans, the Company is required to pay a fee of $1.2 million, which is recorded as a non-current liability on the condensed consolidated balance sheets.

As of June 30, 2013, the Company had outstanding borrowings of $38.8 million, net of debt discounts of $1.2 million. Amortization of the debt discounts, which are recorded as interest expense, was $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively.

In December 2012, as described in Note 2 “—Derivative Liability,” the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012 and $0.3 million in February 2013. As of June 30, 2013, Silver Creek had outstanding borrowings of $1.7 million, net of debt discounts of $0.1 million. Amortization of the debt discounts, which are recorded as interest expense, was $0.1 million for both the three and six month periods ended June 30, 2013.

As described in Note 11, in July 2013, the Company completed a concurrent Common Stock Offering and Convertible Notes Offering.

8. Common Stock

As of December 31, 2012 and June 30, 2013, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were 95,825,000 and 96,360,000 shares of common stock issued and outstanding as of December 31, 2012 and June 30, 2013, respectively. The shares reserved for future issuance as of December 31, 2012 and June 30, 2013 consisted of the following:

(in thousands)	December 31, 2012	June 30, 2013

Common stock warrants	2,842	2,777
Options to purchase common stock	18,066	20,447

	20,908	23,224

As described in Note 11, in July 2013, the Company completed a concurrent Common Stock Offering and Convertible Notes Offering.

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

In January 2013, 3.4 million shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. During the six months ended June 30, 2012 and 2013, the Company issued options to purchase 0.3 million and 3.0 million shares of common stock, respectively. At June 30, 2013, there were 1.7 million shares remaining available for grant under the 2011 Plan.

The range of assumptions used to estimate the fair value of options granted to employees and directors at the date of grant for the three and six months ended 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Risk-free interest rate	0.9-1.1%	0.1-1.4%	0.9-1.1%	0.1-1.4%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.8-5.9 years	5.3-5.9 years	5.8-5.9 years	5.3-5.9 years
Expected volatility	71-72%	67-68%	71-72%	67-68%

These options generally vest over a three-year period for employees. The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2012 and 2013:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2013	2012	2013
Employee awards:
Research and development	$945	$1,651	$1,853	$2,935
General and administrative	432	1,307	862	2,397
Stock-based compensation for employee awards	1,377	2,958	2,715	5,332
Stock-based compensation for non-employee awards	33	72	34	84
Total stock-based compensation	$1,410	$3,030	$2,749	$5,416

The following table summarizes stock option activity during the six months ended June 30, 2013:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
(in thousands, except per share amounts)	Shares	Exercise Price	Term	Value

Outstanding, December 31, 2012	18,066	$3.50	6.54	$51,486
Granted	3,076	$6.24
Exercised	(499)	$2.41
Forfeited	(196)	$5.94

Outstanding, June 30, 2013	20,447	$3.91	6.59	$60,107

Exercisable, June 30, 2013	14,560	$2.85	5.53	$57,350
Vested and expected to vest, June 30, 2013	20,026	$3.85	6.53	$59,982

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the respective balance sheet date.

10. Commitments and Contingencies

Operating leases

The Company leases its office, laboratory and manufacturing space under non-cancellable operating leases. During March 2013, the Company entered into a facility lease amendment to further expand its office, laboratory and manufacturing space. The amendment leased additional space effective March 2013 and is co-terminus with the existing lease. The aggregate additional rent due over the term of the lease amendment is approximately $2.6 million. As part of this amendment, the landlord agreed to reimburse the Company for an additional portion of tenant improvements made to the facility, up to a total of $0.6 million. Aggregate landlord reimbursable tenant improvements outstanding under the existing lease and the lease amendment as of June 30, 2013 is $4.8 million, which are recorded within other current assets on the condensed consolidated balance sheets.

11. Subsequent Events

On July 17, 2013, the Company sold an aggregate of 5,750,000 shares of its common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 in concurrent underwritten public offerings. As a result of the concurrent Common Stock Offering and Convertible Notes Offering, the Company received net proceeds of approximately $147.4 million, including the net proceeds from the exercise in full by the underwriters in the Common Stock Offering of an option to purchase additional shares of common stock and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Company issued the 4.50% convertible senior notes due 2020 under an indenture dated as of July 17, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by the supplemental indenture dated as of July 17, 2013 between the Company and the Trustee.

As a result of the completion of the concurrent Common Stock Offering and Convertible Notes Offering and the Company receiving aggregate gross proceeds of at least $75 million in one or more transactions prior to December 1, 2013, the Company may elect to extend the interest-only period under the Loan Agreement with Hercules by six months so that the aggregate outstanding principal balance of the loans issued pursuant to the Loan Agreement would be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016.

On July 10, 2013, in connection with the Convertible Notes Offering, the Company and Hercules entered into an amendment, consent and waiver to the Loan Agreement that permitted the Convertible Notes Offering and the issuance of the 4.50% convertible senior notes due 2020.

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

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through June 30, 2013, we have received $268.2 million from the sale of convertible preferred stock and warrants, $98.1 million of net proceeds from the sale of common stock during our initial public offering, $39.6 million of net proceeds from a secured debt financing and $202.4 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations.

In July 2013, we sold an aggregate of 5,750,000 shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 in concurrent underwritten public offerings. As a result of the concurrent common stock offering and convertible notes offering, we received net proceeds of approximately $147.4 million, including the net proceeds from the exercise in full by the underwriters in the common stock offering of an option to purchase additional shares of common stock and after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

As of June 30, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $62.1 million, which, together with anticipated interest income, funding under our license and collaboration agreement with Sanofi related to MM-121, and net proceeds from the concurrent common stock offering and convertible notes offering in July 2013, we expect will enable us to fund our operating expenses and capital expenditure requirements into 2015.

We have never been profitable and, as of June 30, 2013, we had an accumulated deficit of $500.4 million. Our net loss was $30.3 million and $58.6 million for the three and six months ended June 30, 2013, respectively, and $20.1 million and $43.5 million for the three and six months ended June 30, 2012, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

We are also pursuing arrangements to use our manufacturing capabilities to manufacture drug product on behalf of third party pharmaceutical companies. We have no current agreements or commitments for any such arrangements.

Strategic Partnerships, Licenses and Collaborations

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi for the development and commercialization of MM-121. Under this agreement, we granted Sanofi an exclusive, royalty-bearing, worldwide right and license to develop and commercialize MM-121 in exchange for payment by Sanofi of an upfront license fee of $60.0 million, up to $410.0 million in potential development and regulatory milestone payments, of which we have already received $25.0 million, up to $60.0 million in potential sales milestone payments and tiered, escalating royalties beginning in the sub-teen double digits based on net sales of MM-121 in the United States and beginning in the high single digits based on net sales of MM-121 outside the United States. We have the right, but not the obligation, to co-promote and commercialize MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials, which we are currently conducting. If we co-promote MM-121 in the United States, we will be responsible for paying our sales force costs and a specified percentage of direct medical affairs, marketing and promotion costs for MM-121 in the United States and will be eligible to receive tiered, escalating royalties beginning in the high teens based on net sales of MM-121 in the United States. We are also entitled to an increase in the royalty rate if a diagnostic product is actually used with MM-121 in the treatment of solid tumor indications. Sanofi is responsible for all development and manufacturing costs for MM-121. We have completed our manufacturing obligations under the agreement, and Sanofi has assumed responsibility for all manufacturing of MM-121. Sanofi reimburses us for internal time at a designated full-time equivalent rate per year and reimburses us for direct costs and services related to the development and manufacturing of MM-121.

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services as incurred and recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of our agreement with Sanofi. During the three and six months ended June 30, 2012 and 2013, we recognized revenue based on the following components of the Sanofi agreement:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2013	2012	2013
Upfront payment	$1,250	$1,250	$2,500	$2,500
Milestone payment	521	521	1,933	1,042
Development services	9,160	14,682	17,302	26,272
Manufacturing services and other	1,106	1,999	1,627	2,740
Total	$12,037	$18,452	$23,362	$32,554

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

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we now have the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of MM-398, which occurred and was paid in the first quarter of 2012. We may be required to make up to an aggregate of $75.0 million in additional development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the May 2011 agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended June 30, 2012 and 2013, we recognized research and development expenses of $0.3 million and $0.2 million, respectively, and during the six months ended June 30, 2012 and 2013, we recognized research and development expenses of $5.6 million and $0.5 million, respectively, related to the agreement with PharmaEngine. These amounts included a $5.0 million milestone payment expensed in the first quarter of 2012.

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

We expect revenues under our license and collaboration agreement with Sanofi to be lower beginning in the second half of 2013 when compared to similar historical periods due to lower expected reimbursable MM-121 expenses.

Research and development expense

The following table summarizes our principal product development programs, including the latest related stages of development for each product candidate in development and the research and development expenses allocated to each clinical product candidate.

		Current stage	Three months ended		Six months ended
		of	June 30,		June 30,
(in thousands)	Indication	development	2012	2013	2012	2013
MM-398	Cancer	Phase 3	$3,577	$8,247	$11,371	$15,517
MM-121	Cancer	Phase 2	9,238	14,759	17,432	26,821
MM-111	Cancer	Phase 2	3,542	4,472	5,445	8,739
MM-302	Cancer	Phase 1	2,298	2,025	3,827	3,494
MM-151	Cancer	Phase 1	1,414	1,536	4,230	3,276
MM-141	Cancer	Phase 1	1,676	2,757	4,458	4,143
Preclinical, general research and discovery			6,068	7,017	11,793	14,527
Stock compensation			945	1,652	1,853	2,937
Total research and development expense			$28,758	$42,465	$60,409	$79,454

MM-398

MM-398 is currently being evaluated in a Phase 3 clinical trial in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. We expect to complete enrollment in the third quarter of 2013 and to announce top line results during the fourth quarter of 2013 or the first quarter of 2014 for this Phase 3 clinical trial. Our current estimate of the remaining external costs associated with completing the Phase 3 clinical trial is between $9.0 million and $13.0 million. We are conducting a Phase 1 translational study to identify predictive biomarkers associated with MM-398. A translational study is a clinical trial where biomarker investigation is performed, with a goal of identifying biomarkers that predict patients’ response to the therapy. In addition, several investigator sponsored trials are ongoing in which the majority of the total clinical trial costs are paid for by the investigators. Investigator sponsored trials include a Phase 2 clinical trial in colorectal cancer and a Phase 1 clinical trial in glioma.

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

MM-121

We have entered into a license and collaboration agreement with Sanofi related to MM-121. Under the terms of the agreement, we are currently responsible for executing clinical trials through Phase 2 proof of concept trials for each indication. We have completed our manufacturing obligations under the agreement, and Sanofi has assumed responsibility for all manufacturing of MM-121. All expenses related to manufacturing are required to be reimbursed by Sanofi. Sanofi pays a portion of the estimated manufacturing campaign costs upfront and the remainder during and upon completion of the manufacturing campaign in accordance with an agreed upon budget. We separately record revenue and expenses on a gross basis under this arrangement. Sanofi is responsible for all development and manufacturing costs of MM-121. We are currently conducting four Phase 2 clinical trials and three Phase 1 clinical trials of MM-121 in multiple cancer types.

In addition to assessing clinical endpoints, we have designed many of these trials to assess biomarkers, which, if successfully identified, may allow us to identify pre-defined sub-populations of patients in which MM-121 may be beneficial for evaluation in later stage trials, even where we do not meet the primary endpoint of a trial in the broader population studied in the trial. Based on planned interim analyses, we do not expect to meet the primary endpoint for any of the treatment groups in our ongoing Phase 2 clinical trial of MM-121 in patients with non-small cell lung cancer or the primary endpoint in our ongoing Phase 2 clinical trial of MM-121 in patients with ovarian cancer. In our Phase 2 clinical trial of MM-121 in patients with ovarian cancer, an independent data monitoring board recommended continuation of the trial beyond the planned interim analysis. MM-121 is also under evaluation in Phase 2 clinical trials for the treatment of hormone receptor positive breast cancer and HER2-negative breast cancer. The independent data monitoring board for each of these breast cancer trials has recommended that such trial continue as planned beyond the interim analysis.

We expect to announce top line results in the second half of 2013 for our Phase 2 clinical trial in hormone receptor positive breast cancer, our Phase 2 clinical trial in ovarian cancer and one of the cohorts in our Phase 2 clinical trial in non-small cell lung cancer. We expect to announce top line results in 2014 for our Phase 2 clinical trial in HER2-negative breast cancer.

We expect MM-121 expenses to be lower in 2014 compared to 2013 as the Phase 2 clinical trials that we are conducting are brought to their conclusions and Sanofi assumes responsibility for conducting any potential Phase 3 clinical trials of MM-121 that might be initiated.

MM-111

We are currently conducting a Phase 2 clinical trial of MM-111 in gastric cancer and two Phase 1 clinical trials of MM-111 in multiple cancer types.

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

Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. We did not enter into any significant multiple element arrangements or materially modify any of our existing multiple element arrangements during the six months ended June 30, 2012 and 2013. Our existing collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

There were 0.3 million and 3.0 million options granted during the six month periods ended June 30, 2012 and 2013, respectively. The range of assumptions used to estimate the fair value of options granted to employees during the six months ended June 30, 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Risk-free interest rate	0.9-1.1%	0.1-1.4%	0.9-1.1%	0.1-1.4%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.8-5.9 years	5.3-5.9 years	5.8-5.9 years	5.3-5.9 years
Expected volatility	71-72%	67-68%	71-72%	67-68%

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

Results of Operations

Comparison of the three months ended June 30, 2012 and 2013

	Three months ended June 30,
(in thousands)	2012	2013
Collaboration revenues	$12,063	$18,452
Research and development expenses	28,758	42,465
General and administrative expenses	3,610	5,095
Loss from operations	(20,305)	(29,108)
Interest income	54	35
Interest expense	—	(1,293)
Other income	112	115
Net loss	$(20,139)	$(30,251)

Collaboration revenues

Collaboration revenues for the three months ended June 30, 2013 were $18.5 million, compared to $12.1 million for the three months ended June 30, 2012, an increase of $6.4 million, or 53%. This increase resulted from increases in development services and manufacturing revenues recognized under the license and collaboration agreement with Sanofi.

Research and development expenses

Research and development expenses for the three months ended June 30, 2013 were $42.5 million, compared to $28.8 million for the three months ended June 30, 2012, an increase of $13.7 million, or 48%. This increase was primarily attributable to:

•                  $5.5 million of increased MM-121 spending primarily due to increased enrollment and costs associated with our ongoing clinical trials;

•                  $4.7 million of increased MM-398 spending primarily due to increased enrollment and costs associated with our ongoing Phase 3 clinical trial;

•                  $1.1 million of increased MM-141 spending primarily due to the commencement of a Phase 1 clinical trial in the second half of 2012 and timing of manufacturing activities;

•                  $0.9 million of increased MM-111 spending primarily due to the initiation of a Phase 2 clinical trial;

•                  $0.9 million of increased spending on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development; and

•                  $0.7 million of increased stock compensation cost related to the annual grant of stock options to employees.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2013 were $5.1 million, compared to $3.6 million for the three months ended June 30, 2012, an increase of $1.5 million, or 42%. This increase was primarily attributable to increases in labor and labor-related costs, including stock compensation expense, as well as efforts to prepare for potential commercialization of our product candidates.

Interest expense

Interest expense for the three months ended June 30, 2013 was $1.3 million, primarily attributable to the interest recorded on the loans payable from Hercules Technology Growth Capital, Inc., or Hercules.

Comparison of the six months ended June 30, 2012 and 2013

	Six months ended June 30,
(in thousands)	2012	2013
Collaboration revenues	$23,407	$33,107
Research and development expenses	60,409	79,454
General and administrative expenses	7,338	10,027
Loss from operations	(44,340)	(56,374)
Interest income	63	87
Interest expense	—	(2,513)
Other income	736	226
Net loss	$(43,541)	$(58,574)

Collaboration revenues

Collaboration revenues for the six months ended June 30, 2013 were $33.1 million, compared to $23.4 million for the six months ended June 30, 2012, an increase of $9.7 million, or 41%. This increase resulted from increases in development services, milestone and manufacturing revenues recognized under the license and collaboration agreement with Sanofi and the recognition of deferred revenue under our license agreement with GTC.

Research and development expenses

Research and development expenses for the six months ended June 30, 2013 were $79.5 million, compared to $60.4 million for the six months ended June 30, 2012, an increase of $19.1 million, or 32%. This increase was primarily attributable to:

•                  $9.4 million of increased MM-121 spending due to increased enrollment and costs associated with ongoing clinical trials;

•                  $4.1 million of increased MM-398 spending due to increased enrollment and costs associated primarily with our ongoing Phase 3 clinical trial of $9.1 million, partially offset by the absence of a $5.0 million milestone payment that occurred in the first quarter of 2012;

•                  $3.3 million of increased MM-111 spending due to the initiation of a Phase 2 clinical trial;

•                  $2.7 million of increased spending on preclinical, general research and discovery due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development; and

•                  $1.1 million of increased stock compensation expense due the annual grant of stock options to employees.

These increases were partially offset by $1.6 million of decreased spending on MM-151, MM-302 and MM-141 primarily due to the timing of costs associated with ongoing clinical trials.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2013 were $10.0 million, compared to $7.3 million for the six months ended June 30, 2012, an increase of $2.7 million, or 37%. This increase was primarily attributable to increases in labor and labor-related costs, including stock compensation expense, as well as efforts to prepare for potential commercialization of our product candidates.

Interest expense

Interest expense for the six months ended June 30, 2013 was $2.5 million, primarily attributable to the interest recorded on the loans payable from Hercules.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through June 30, 2013, we have received $268.2 million from the sale of convertible preferred stock and warrants, $98.1 million of net proceeds from the sale of common stock during our initial public offering, $39.6 million of net proceeds from a secured debt financing and $202.4 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. As of June 30, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $62.1 million.

As of June 30, 2013, within our unrestricted cash and cash equivalents, $1.2 million was cash and cash equivalents held by Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $1.2 million held by Silver Creek is designated for the operations of Silver Creek.

On July 17, 2013, we sold an aggregate of 5,750,000 shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 in concurrent underwritten public offerings. As a result of the concurrent common stock offering and convertible notes offering, we received net proceeds of approximately $147.4 million, including the net proceeds from the exercise in full by the underwriters in the common stock offering of an option to purchase additional shares of common stock and after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2012 and 2013.

	Six months ended June 30,
(in thousands)	2012	2013

Cash used in operating activities	$(40,442)	$(45,430)
Cash (used in) provided by investing activities	(74,816)	37,376
Cash provided by financing activities	96,847	1,283
Net decrease in cash and cash equivalents	$(18,411)	$(6,771)

Operating activities

Cash used in operating activities of $40.4 million during the six months ended June 30, 2012 was primarily a result of our net loss of $43.5 million and changes in operating assets and liabilities of $1.3 million, which includes receipt of a $5.0 million milestone payment under our license and collaboration agreement with Sanofi, partially offset by non-cash items of $4.4 million. Cash used in operating activities of $45.4 million during the six months ended June 30, 2013 was primarily a result of our net loss of $58.6 million, partially offset by non-cash items of $7.2 million and changes in operating assets and liabilities of $5.9 million.

Investing activities

Cash used in investing activities during the six months ended June 30, 2012 was primarily due to the purchase of marketable securities, as well as $1.0 million related to the purchase of property and equipment and other investing activities. Cash provided by investing activities during the six months ended June 30, 2013 was primarily due to proceeds from maturities and sales of available-for-sale securities net of purchases of $40.7 million, partially offset by $3.3 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $96.8 million during the six months ended June 30, 2012 was primarily a result of our initial public offering, net of offering costs, which closed in April 2012, partially offset by $4.0 million in payments on our Series B convertible preferred stock dividends. Cash provided by financing activities for the six months ended June 30, 2013 was primarily due to $1.2 million of proceeds from the exercise of common stock options and $0.3 million of proceeds from the sale and issuance of convertible notes by Silver Creek, partially offset by $0.2 million of deferred financing costs primarily related to our concurrent equity and debt offerings completed in July 2013.

Funding requirements

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

As of June 30, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $62.1 million. We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of June 30, 2013, anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121, together with the net proceeds from the concurrent common stock offering and convertible notes offering in July 2013 will enable us to fund our operating expenses and capital expenditure requirements into 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

As of June 30, 2013, there here have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations and commitments” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 20, 2013.

As a result of the completion of the concurrent common stock offering and the convertible notes offering and us receiving aggregate gross proceeds of at least $75 million in one or more transactions prior to December 1, 2013, we may elect to extend the interest-only period under the loan and security agreement, or Loan Agreement, with Hercules by six months so that the aggregate outstanding principal balance of the loans issued pursuant to the Loan Agreement would be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. We are currently assessing our options with respect to the Loan Agreement, which could include electing to extend the interest-only period or repaying it earlier than the current May 1, 2016 maturity date.

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

In November 2012, we entered into the Loan Agreement with Hercules for term loans that bear interest at variable rates. We have an aggregate principal amount of $40.0 million outstanding under this facility. Interest is payable at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. As a result of the 12.55% maximum annual interest rate, we have limited exposure to changes in interest rates on borrowings under this facility. For each 1% increase in the interest rate on the outstanding debt amount, subject to a maximum 2% increase, we would have an increase in future cash outflows of approximately $0.4 million over the next twelve month period based upon the term of the loan as of June 30, 2013.

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer

concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $58.6 million for the six months ended June 30, 2013, $91.8 million for the year ended December 31, 2012 and $79.7 million for the year ended December 31, 2011. As of June 30, 2013, we had an accumulated deficit of $500.4 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We have now and, will continue to have, a significant amount of indebtedness. As of June 30, 2013, we had outstanding borrowings in an aggregate principal amount of $40.0 million under the Loan Agreement with Hercules. In addition, on July 17, 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes. In connection with the convertible notes offering, we granted the underwriters in that offering an option, exercisable for 30 days from the pricing of the convertible notes offering, to purchase up to an additional $18.75 million in aggregate principal amount of the notes, solely to cover over-allotments. We could in the future incur additional indebtedness beyond such amounts.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and available-for-sale securities and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing debt instruments and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity or debt financing on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations or future indebtedness.

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

We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities on hand as of June 30, 2013, anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121, together with the net proceeds from the common stock offering and the convertible notes offering in July 2013, will enable us to fund our operating expenses and capital expenditure requirements into 2015. Our future capital requirements will depend on many factors, including:

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

•                  our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third party pharmaceutical companies; and

•                  our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates outside the United States and Europe.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than our collaboration with Sanofi for the development and commercialization of MM-121, which is terminable by Sanofi for convenience upon 180 days’ prior written notice. Other sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution. On July 17, 2013, we sold an aggregate of 5,750,000 shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of notes in concurrent underwritten public offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and these covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. The debt issued in a debt financing would also be senior to our outstanding shares of capital stock, and may rank equally with or senior to the notes upon our liquidation. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We have invested a significant portion of our efforts and financial resources in the acquisition of rights to MM-398 and the development of our five other most advanced product candidates for the treatment of various types of cancer. All of our therapeutic product candidates are still in preclinical and clinical development. Our ability to generate product revenues, which we do not expect will occur until 2014 at the earliest, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of our product candidates, which include both our therapeutic product candidates and companion diagnostic candidates, will depend on several factors, including the following:

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

•                  launching commercial sales of any approved products, whether alone or in collaboration with others;

•                  acceptance of any approved products by patients, the medical community and third party payors;

•                  effectively competing with other therapies;

•                  a continued acceptable safety profile of any products following approval; and

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and successful interim results of a clinical trial do not necessarily predict final successful results.

We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

•                  we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding of a lack of clinical response or a finding that the patients are being exposed to unacceptable health risks;

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

For example, in a Phase 2 clinical trial of MM-121 in patients with non-small cell lung cancer, one of the three cohorts (Group C) failed to meet its primary endpoint, the second cohort (Group A) did not pass a planned interim analysis and is not expected to meet its primary endpoint, and the third cohort (Group B) did not pass its planned interim analysis and will no longer be enrolling patients. Additionally, as a result of a planned interim analysis, we do not expect to meet the primary endpoint in a Phase 2 clinical trial of MM-121 in patients with ovarian cancer.

Preclinical and clinical data may not be predictive of the success of later clinical trials, and are often susceptible to varying interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the favorable results from a Phase 2 clinical trial of MM-398 in patients with metastatic pancreatic cancer may not be predictive of success in our Phase 3 clinical trial of MM-398 for the same indication, in particular because the trials have different efficacy endpoints and the Phase 2 trial was a single arm study that did not compare MM-398 to other therapies. Our Phase 3 trial, as amended, is designed to compare the efficacy of each of MM-398 as a monotherapy and MM-398 in combination with 5-FU and leucovorin against a common control of the combination of 5-FU and leucovorin. This Phase 3 trial is based on an efficacy endpoint of statistically significant difference in overall survival.

Unexpected events, including changes in clinical practice, may precipitate amendments to our trials. For instance, MM-398 is currently being evaluated in a Phase 2 clinical trial in second-line metastatic colorectal cancer, which is being conducted by GERCOR, a cooperative research group of physicians based in France. This trial was initially designed as a randomized, non-comparative trial evaluating a regimen of 5-FU, leucovorin and MM-398 and FOLFIRI, which is a regimen of 5-FU, leucovorin and irinotecan. Roche recently announced results from a Phase 3 clinical trial in second-line metastatic colorectal cancer being conducted in Europe comparing chemotherapy to chemotherapy plus bevacizumab. The results of this trial by Roche have caused some medical institutions and physicians in France to modify their clinical practice. As a result, GERCOR amended the Phase 2 clinical trial of MM-398 to include bevacizumab in both arms. The amended trial resumed accrual of patients in July 2012 and is currently ongoing.

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

Delays in testing or approvals may result in increases to our product development costs. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all.

Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates and may harm our business and results of operations.

If serious adverse or undesirable side effects are identified during the development of our product candidates, we may need to abandon our development of some of our product candidates.

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

•                  efficacy and potential advantages or disadvantages compared to alternative treatments;

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Our current plan for our oncology products, other than MM-121, for which we receive marketing approval, is to market and sell these products ourselves in the United States and Europe and to establish distribution or other marketing arrangements with third parties for these products in the rest of the world. We have an option to co-promote MM-121 in the United States with Sanofi, which otherwise holds worldwide commercialization rights to this product candidate.

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

There may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future weakening of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage, use or disposal of biological, hazardous or radioactive materials.

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

We are a party to a number of intellectual property license agreements with third parties, including with respect to MM-121, MM-111, MM-302, MM-151 and MM-141, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the in vitro diagnostic most likely will occur through the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health. It is unclear whether the FDA will finalize this guidance in its current format. Even if the FDA does finalize the guidance in its current format, it is unclear how it will interpret the guidance. Even with the issuance of the draft guidance, the FDA’s expectations for in vitro companion diagnostics remain unclear in some respects. The FDA’s developing expectations will affect our in vitro companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity and clinical utility, or make us repeat aspects of the trial or initiate new trials.

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

FDASIA provides the FDA with new inspection authorities. A drug or biologic will be considered adulterated, with possible resulting civil and criminal penalties, if the owner or operator of the establishment where it is made, processed, packed or held delays, denies, limits or refuses inspection. FDASIA also replaces the biennial inspection schedule for drugs and biologics with a risk-based inspection schedule. The law grants the FDA authority to require a drug or biologics manufacturer to provide, in advance or instead of an inspection, and at the manufacturer’s expense, any records or other information that the agency may otherwise inspect at the facility. FDASIA also permits the FDA to share inspection information with foreign governments under certain circumstances. FDASIA is complex and has yet to be fully interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

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

Most recently, on July 9, 2012, President Obama signed FDASIA into law. The broad, sweeping law establishes new user fee programs and provides the FDA with new authority in the areas of drugs,

biologics and medical devices. We are not certain what the full impact of these changes will be on our business, particularly as the FDA will need to publish regulations and issue guidances to implement the new legislation. We are not sure whether additional legislative changes will be enacted, or whether other FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In the area of companion diagnostics, FDA officials indicated in 2010 that the agency planned to issue two guidances in this area. The FDA issued one draft guidance in July 2011. The FDA has yet to issue a second draft guidance and may decide not to issue a second draft guidance. The FDA’s expected issuance of a final guidance, or issuance of additional draft guidance, could affect our development of in vitro companion diagnostics and the applicable regulatory requirements. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

•                  the maintenance of acceptable standards, controls, procedures and policies; and

•                  the impairment of relationships with employees as a result of any integration of new management and other personnel

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

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own a large portion of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could allow, delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The repurchase right under the notes in connection with a fundamental change and any increase in the conversion rate in connection with a make-whole fundamental change could also discourage a potential acquirer.

Our stock price has been and may in the future be volatile, which could cause holders of our common stock to incur substantial losses.

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

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for holders of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of existing or any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

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

Future sales of shares of our common stock, including by us or our directors and executive officers or shares issued upon the exercise of currently outstanding options and warrants, or upon conversion of the notes, could cause the market price of our common stock to drop significantly, even if our business is doing well.

A substantial portion of our outstanding common stock can be traded without restriction at any time. Some of these shares are currently restricted as a result of securities laws, but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants, and we may issue shares of our common stock upon conversion of the notes. The exercise of these options and warrants or the issuance of shares of our common stock upon conversion of the notes and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In connection with the concurrent common stock offering and convertible notes offering, we and our directors and executive officers entered into lock-up agreements for a period of 90-days following the concurrent common stock offering and convertible notes offering, expiring or on or about October 9, 2013. We and our directors and executive officers may be released from the lock-up agreements prior to the expiration of the lock-up period at the sole discretion of J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the underwriters in the common stock offering and convertible notes offering. Upon expiration or earlier release of the lock-up agreements, we and our directors and executive officers may sell securities into the market, which could adversely affect the market price of shares of our common stock. In addition, during the lock-up period and thereafter, sales of shares of common stock held by our directors and executive officers are permitted under trading plans, as in effect as of the date of the applicable lock-up agreement, established pursuant to Rule 10b5-1 of the Exchange Act. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

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

Through June 30, 2013, we have used all of the net proceeds from our initial public offering. We used approximately $4.2 million of the proceeds from the offering to pay dividends on our Series B convertible preferred stock and estimate that we used all of the remaining proceeds as follows:

•                  approximately $24.2 million to fund our ongoing clinical program for MM-398;

•                  approximately $16.8 million to fund our ongoing clinical program for MM-111;

•                  approximately $7.1 million to fund our ongoing clinical program for MM-302;

•                  approximately $6.0 million to fund our ongoing clinical program for MM-151;

•                  approximately $8.1 million to fund our ongoing clinical program for MM-141;

•                  approximately $28.5 million to fund other research and development efforts; and

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

MERRIMACK PHARMACEUTICALS, INC.

Date: August 8, 2013	By:	/s/ William A. Sullivan
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