Form 10-Q
period 2013-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2013-11-08
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 102,347,524 shares of Common Stock, $0.01 par value per share, outstanding.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

FINANCIAL INFORMATION

Item 1.           Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	December 31, 2012	September 30, 2013

Assets
Current assets:
Cash and cash equivalents	$37,714	$105,451
Available-for-sale securities	72,238	77,034
Restricted cash	100	101
Accounts receivable	9,267	8,835
Prepaid expenses and other current assets	8,982	8,860
Total current assets	128,301	200,281
Restricted cash	528	583
Property and equipment, net	6,297	11,468
Other assets	1,068	181
Intangible assets, net	2,165	1,925
In-process research and development	7,010	6,200
Goodwill	3,605	3,605
Total assets	$148,974	$224,243
Liabilities, Non-Controlling Interest (Deficit) and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$24,936	$42,913
Deferred revenues	9,350	9,336
Loans payable	2,373	6,376
Other current liabilities	1,861	2,234
Total current liabilities	38,520	60,859
Deferred revenues, net of current portion	71,114	66,390
Loans payable, net of current portion	37,482	34,379
Accrued interest, net of current portion	1,200	1,200
Other long-term liabilities	7,078	7,476
4.50% convertible senior notes	—	70,574
Total liabilities	155,394	240,878
Commitments and contingencies (Note 10)
Non-controlling interest (deficit)	97	(374)
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2012 and September 30, 2013; no shares issued or outstanding at December 31, 2012 and September 30, 2013	—	—
Common stock, $0.01 par value: 200,000 shares authorized at December 31, 2012 and September 30, 2013; 95,825 and 102,275 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	958	1,023
Additional paid-in capital	434,679	522,714
Accumulated other comprehensive loss	(38)	(16)
Accumulated deficit	(442,116)	(539,982)
Total stockholders’ deficit	(6,517)	(16,261)
Total liabilities, non-controlling interest (deficit) and stockholders’ deficit	$148,974	$224,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 30,		September 30,
(unaudited)	2012	2013	2012	2013

Collaboration revenues	$11,323	6,856	$34,730	39,963
Operating expenses:
Research and development	30,885	37,630	91,294	117,084
General and administrative	4,312	5,150	11,650	15,177
Total operating expenses	35,197	42,780	102,944	132,261
Loss from operations	(23,874)	(35,924)	(68,214)	(92,298)
Other income and expenses
Interest income	64	36	127	123
Interest expense	—	(3,946)	—	(6,459)
Other, net	490	71	1,226	297
Net loss	(23,320)	(39,763)	(66,861)	(98,337)
Less net loss attributable to non-controlling interest	(121)	(132)	(352)	(471)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(23,199)	(39,631)	(66,509)	(97,866)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	59	(11)	10	22
Other comprehensive income (loss)	59	(11)	10	22
Comprehensive loss	(23,140)	(39,642)	(66,499)	(97,844)
Net loss per share available to common stockholders—basic and diluted	$(0.25)	$(0.39)	$(1.05)	$(1.00)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	93,724	101,155	65,487	97,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)	Nine months ended September 30,
(unaudited)	2012	2013

Cash flows from operating activities
Net loss	$(66,861)	$(98,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	2,341
Depreciation and amortization	2,943	1,926
Stock-based compensation	4,932	7,953
Other non-cash items	(587)	810
Changes in operating assets and liabilities:
Purchased premiums and interest on available-for-sale securities	(1,760)	(1,535)
Accounts receivable	1,372	432
Accounts payable, accrued expenses and other	19	19,741
Deferred revenues	(2,001)	(4,738)
Other assets and liabilities, net	1,561	3,657

Net cash used in operating activities	(60,382)	(67,750)

Cash flows from investing activities
Purchases of available-for-sale securities	(73,825)	(78,699)
Proceeds from sales and maturities of available-for-sale securities	15,500	74,140
Purchases of property and equipment	(1,424)	(9,061)
Other investing activities, net	(100)	(56)

Net cash used in investing activities	(59,849)	(13,676)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	101,910	28,271
Proceeds from convertible notes issued by majority owned subsidiary, net of issuance costs	—	274
Proceeds from issuance of convertible senior notes, net of issuance costs	—	120,621
Payment of dividends on Series B convertible preferred stock	(4,176)	(3)
Other financing activities, net	(48)	—

Net cash provided by financing activities	97,686	149,163

Net (decrease) increase in cash and cash equivalents	(22,545)	67,737
Cash and cash equivalents, beginning of period	50,454	37,714

Cash and cash equivalents, end of period	27,909	105,451

Non-cash investing and financing activities
Conversion of convertible preferred stock to common stock	268,225	—
Conversion of convertible preferred stock warrants to common stock warrants	929	—
Reclassification of deferred financing costs to issuance costs	2,748	278
Value of equity premium on convertible senior notes, net of issuance costs, classified in Stockholders’ Deficit	—	51,876
Dividends on Series B convertible preferred stock declared but not paid	88	—
Issuance of derivative liability	—	35
Disposal of fully depreciated assets	—	136
Changes in property and equipment in accounts payable and accrued expenses	—	1,761

Supplemental disclosure of cash flows
Cash paid for interest	$—	$2,849

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

As of September 30, 2013, the Company had unrestricted cash and cash equivalents and available-for-sale securities of $182.5 million. The Company expects that its existing unrestricted cash and cash equivalents and available-for-sale securities as of September 30, 2013, anticipated interest income and funding under its license and collaboration agreement with Sanofi related to MM-121 will enable the Company to fund operations into 2015. In the event that the Company obtains favorable results from the Phase 3 clinical trial of MM-398, the Company expects that anticipated additional expenses in 2014 related to the commercialization of MM-398 will be offset by cash received from potential collaboration opportunities.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2012 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 20, 2013.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2013, and for the three and nine months ended September 30, 2012 and 2013, is unaudited. The December 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or any future period.

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merrimack Pharmaceuticals (Bermuda) Ltd. The Company also consolidates its 74% majority owned subsidiary Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

The Company’s ownership of Silver Creek was 74% as of December 31, 2012 and September 30, 2013. The consolidated financial statement activity related to Silver Creek was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2011	$574
Net loss attributable to Silver Creek	(352)
Balance at September 30, 2012	$222

Non-Controlling Interest (Deficit)
Balance at December 31, 2012	$97
Net loss attributable to Silver Creek	(471)
Balance at September 30, 2013	$(374)

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated financial statements include revenue recognition, including the estimated percentage of billable expenses in any particular budget period, periods of meaningful use of licensed products, useful lives with respect to long-lived assets and intangibles and the valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses, intangible assets, goodwill, in-process research and development, derivative liability, valuation of convertible debt and tax valuation reserves. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Available-for-Sale Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income. There were no realized gains or losses recognized on the sale or maturity of securities during the three and nine months ended September 30, 2013.

Available-for-sale securities, all of which have maturities of twelve months or less, as of September 30, 2013 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
September 30, 2013:
Certificate of deposit	$960	$—	$—	$960
Commercial paper	34,483	9	(5)	34,487
Corporate debt securities	41,607	—	(20)	41,587

Total	$77,050	$9	$(25)	$77,034

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of September 30, 2013 was $59.0 million, representing 13 securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive loss as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense).

Available-for-sale securities in an unrealized loss position as of September 30, 2013 consisted of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
September 30, 2013:
Commercial paper	$18,485	$(5)
Corporate debt securities	40,587	(20)
	$59,072	$(25)

The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of September 30, 2013.

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

Derivative Liability

In December 2012, the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012 and $0.3 million in February 2013. The principal and accrued interest are convertible into Silver Creek’s next qualifying series of preferred stock at a discount or into Silver Creek’s existing preferred stock upon maturity of the notes on December 31, 2013, whichever occurs first. Upon issuance, the Company determined that the underlying convertible notes represented share-settled debt and the potential conversion of the convertible notes into Silver Creek’s next qualifying series of preferred stock at a discount met the definition of a derivative. The Company estimated the value of the derivative liability issued in connection with the convertible notes payable at $196,000 as of December 31, 2012 and $231,000 as of September 30, 2013. The derivatives are classified as a liability on the Company’s condensed consolidated balance sheet and are remeasured at each reporting period with changes in fair value being recognized in earnings.

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

In January 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the year ended December 31, 2012 or the nine months ended September 30, 2013. The Company’s existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

The Company’s collaboration agreements may include additional payments upon the achievement of performance-based milestones. As milestones are achieved, a portion of the milestone payment, equal to the percentage of the total time that the Company has performed the performance obligations to date over the total estimated time to complete the performance obligations, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period. Milestones that are tied to regulatory approvals are not considered probable of being achieved until such approval is received. Milestones tied to counterparty performance are not included in the Company’s revenue model until the performance conditions are met.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, including in-process research and development (“IPR&D”), are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present. No impairment of goodwill resulted from the Company’s most recent evaluation, which occurred in the third quarter of 2013. The Company’s next annual impairment evaluation will be made in the third quarter of 2014 unless indicators arise that would require the Company to evaluate at an earlier date.

The Company’s evaluation of goodwill impairment included a qualitative assessment to determine whether further impairment testing of goodwill was necessary. It was determined that it was not more likely than not that a goodwill impairment existed and, therefore, that further impairment evaluation was not necessary. This determination required management to assess the impact of significant events, milestones and changes to expectations and activities that may have occurred since the last impairment evaluation. Significant changes to these estimates, judgments and assumptions could materially change the outcome of management’s impairment assessment.

The Company’s evaluation of IPR&D impairment included a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets was necessary. For all but one IPR&D asset, it was determined that it was not more likely than not that an impairment existed as of August 31, 2013 and, therefore, impairment evaluations were not performed. In this one case, because it was determined that it was more likely than not that an impairment of one IPR&D asset existed as of August 31, 2013, an impairment evaluation was performed. These determinations and the evaluation required management to make significant estimates, judgments and assumptions as to development activities and future commercial potential of IPR&D and to assess the impact of significant events, milestones and changes to expectations and activities that may have occurred since the last impairment evaluation. Specifically, management considered estimated time and cost until the expected commencement of commercial activities, estimates of expected future revenues and cash flows, estimates of probabilities of success of the Company’s IPR&D, estimates of expected intellectual property protection, and discount rates. Significant changes to these estimates, judgments and assumptions could materially change the outcome of management’s impairment assessment. The impairment evaluation resulted in the Company recognizing a $0.8 million impairment charge related to an early-stage preclinical program, which was charged to research and development expense. See Note 5 for additional information.

The Company commences amortization of indefinite-lived intangible assets, such as IPR&D, once the assets have reached technological feasibility or are determined to have an alternative future use and amortizes the assets over their estimated future lives. Amortization of remaining IPR&D has not commenced as of December 31, 2013.

Definite-lived intangible assets, such as core technology, are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable. Definite-lived intangible assets are separate from goodwill and indefinite-lived intangible assets and are deemed to have a definite life. The Company amortizes these assets over their estimated useful lives. The Company has not recorded any impairment charges related to definite-lived intangible assets.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. There were no amounts reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2013.

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The following table presents the computation of basic and diluted net loss per share available to common stockholders for the three and nine months ended September 30, 2012 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amount)	2012	2013	2012	2013

Net Loss Per Share:
Numerator:
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(23,199)	$(39,631)	$(66,509)	$(97,866)
Plus: Unaccreted dividends on convertible preferred stock	—	—	(2,107)	—

Net loss available to common stockholders—basic and diluted	(23,199)	(39,631)	(68,616)	(97,866)
Denominator:
Weighted-average common shares—basic and diluted	93,724	101,155	65,487	97,754

Net loss per share available to common stockholders—basic and diluted	$(0.25)	$(0.39)	$(1.05)	$(1.00)

As discussed in Note 7, in July 2013, the Company issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 (the “Notes”) in an underwritten public offering. Upon any conversion of the Notes while the Company has indebtedness outstanding under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”), the Notes will be settled in shares of the Company’s common stock. Following the repayment and satisfaction in full of the Company’s obligations to Hercules under the Loan Agreement, upon any conversion of the Notes, the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2012 and 2013 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	As of September 30,
(in thousands)	2012	2013

Options to purchase common stock	19,812	20,355
Common stock warrants	2,891	2,777
Conversion premium on the Notes	—	25,000

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

Under the agreement, Sanofi is responsible for all MM-121 development and manufacturing costs. The Company has the right, but not the obligation, to co-promote MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials. Sanofi reimburses the Company for direct costs incurred in development and compensates the Company for its internal development efforts based on a full time equivalent (“FTE”) rate. Also as part of the agreement, the Company was required to manufacture certain quantities of MM-121 and, at Sanofi’s and the Company’s option, may continue to manufacture additional quantities of MM-121 in the future. Sanofi reimburses the Company for direct costs incurred in manufacturing and compensates the Company for its internal manufacturing efforts based on an FTE rate. The Company has satisfied its manufacturing obligations under the agreement as of September 30, 2013.

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, the right to future technology, back-up compounds, participation on steering committees, development services and manufacturing services, could be accounted for separately or as a single unit of accounting. The Company determined that its development services performance obligation is considered a separate unit of accounting, as it is set at the Company’s option, has stand-alone value and the FTE rate is considered fair value. Therefore, the Company recognizes cost reimbursements for MM-121 development services within the period they are incurred and billable. Billable expenses are defined during each annual budget period. In the event that total development services expense incurred, during any particular budget period, plus estimated development services expense to be incurred during the same period exceed the total contractually allowed billable amount for development services during the same period, the Company recognizes only a percentage of the development services incurred as revenue during that period. This percentage is calculated as total development services expense incurred during the annual budget period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the annual period, multiplied by the total contractually allowed billable amount for development services during the annual period, less development services revenue previously recognized within the annual period. The Company determined that the license, the right to future technology, back-up compounds, participation on steering committees and manufacturing services performance obligations represented a single unit of accounting. As the Company cannot reasonably estimate its level of effort over the collaboration, the Company recognizes revenue from the upfront payment, milestone payment and manufacturing services payments using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of the agreement. Under this model, when a milestone is earned or manufacturing services are rendered and product is delivered, revenue is immediately recognized on a pro-rata basis in the period the milestone was achieved or product was delivered based on the time elapsed from the effective date of the agreement. Thereafter, the remaining portion is recognized on a straight-line basis over the remaining development period.

During the three and nine months ended September 30, 2012 and 2013, the Company recognized revenue based on the following components of the Sanofi agreement:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2013	2012	2013
Upfront payment	$1,250	$1,250	$3,750	$3,750
Milestone payments	521	521	2,454	1,562
Development services	8,598	4,521	25,900	30,794
Manufacturing services and other	935	564	2,562	3,304
Total	$11,304	$6,856	$34,666	$39,410

For the three months ended September 30, 2013, the Company performed development services under the Sanofi agreement of $11.3 million and recognized development services revenue of $4.5 million. During the nine months ended September 30, 2013, the Company performed development services under the Sanofi agreement of $37.6 million and recognized development services revenue of $30.8 million. For the three and nine months ended September 30, 2012, the Company performed development services and recognized revenue under the Sanofi agreement of $8.6 million and $25.9 million, respectively.

As of December 31, 2012 and September 30, 2013, the Company maintained the following assets and liabilities related to the Sanofi agreement:

(in thousands)	December 31, 2012	September 30, 2013

Accounts receivable, billed	$1,577	$7,212
Accounts receivable, unbilled	7,690	1,623
Deferred revenue	79,913	75,726

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

During the three months ended September 30, 2012 and 2013, the Company recognized research and development expenses of $0.3 million and $0.5 million, respectively, and during the nine months ended September 30, 2012 and 2013, the Company recognized research and development expenses of $5.8 million and $1.0 million, respectively, related to the agreement with PharmaEngine. These amounts included a $5.0 million milestone payment expensed in the first quarter of 2012.

5. Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, restricted cash, available-for-sale securities, prepaid expenses, accounts receivable, accounts payable and accrued expenses, and other short-term assets and liabilities, approximate their respective fair values due to the short-term maturities of these instruments and debts. The derivative liability is also carried at fair value.

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

Recurring Fair Value Measurements

The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2013 and the input categories associated with those assets and liabilities:

As of December 31, 2012 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents — money market funds	$25,668	$—	$—
Cash equivalents — certificates of deposit	—	480	—
Cash equivalents — corporate debt securities	—	5,017	—
Investments — certificates of deposit	—	240	—
Investments — commercial paper	—	12,465	—
Investments — corporate debt securities	—	59,533	—
Liabilities:
Derivative liability	$—	$—	$196

As of September 30, 2013 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents — money market funds	$94,962	$—	$—
Investments — certificates of deposit	—	960	—
Investments — commercial paper	—	34,487	—
Investments — corporate debt securities	—	41,587	—
Liabilities:
Derivative liability	$—	$—	$231

The Company’s investment portfolio consists of investments classified as cash equivalents and available-for-sale securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents are invested in U.S. treasury and various corporate debt securities that approximate their face value. All marketable securities with an original maturity when purchased of greater than three months are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. The fair value of the derivative liability as of December 31, 2012 and September 30, 2013 was determined using a probability-weighted valuation model based on the likelihood of Silver Creek achieving a qualified financing.

The following table provides quantitative information associated with the fair value measurement of the Company’s recurring Level 3 inputs:

	Fair Value as of September 30, 2013	Valuation Technique	Unobservable Input	Point Estimate
	(in thousands)
Derivative Liability	$231	Probability-weighted	Estimated probability of Silver Creek qualified financing(s) prior to December 31, 2013	50%

The significant unobservable input used in the fair value measurement of the Company’s derivative liability is the probability of Silver Creek’s successful achievement of aggregate financings of at least $4.0 million of gross proceeds prior to December 31, 2013.

The following table provides a roll-forward of the fair value of the derivative liability categorized as Level 3 instruments, for the nine months ended September 30, 2013:

(in thousands)	Derivative Liability
Balance, December 31, 2012	$196
Portion of convertible notes issued in February 2013 allocated to derivative	35
Balance, September 30, 2013	$231

Non-Recurring Fair Value Measurements

Certain assets, including IPR&D, may be measured at fair value on a non-recurring basis in periods subsequent to initial recognition. During the third quarter of 2013, the Company made a decision to deprioritize and delay efforts to further develop an early-stage preclinical program. As a result of this decision, in connection with the Company’s annual impairment test performed in the third quarter of 2013, the fair value estimate for the IPR&D asset related to the early-stage preclinical program incorporated the assumptions of significantly lower estimated cash flows from future revenues and a delay in when those cash flows would occur. The fair value was derived from assumptions that are representative of those a market participant would use in estimating fair value. The impairment analysis resulted in the Company recognizing a $0.8 million impairment charge related to the early-stage preclinical program, which was charged to research and development expense.

The following table provides quantitative information associated with the fair value measurement of the Company’s non-recurring Level 3 inputs:

	Fair Value as of September 30, 2013	Valuation Technique	Unobservable Input	Percentage
	(in thousands)
IPR&D asset	$—	Income approach — Probability weighted discounted cash flow analysis	Discount rate	25.7%

Other Fair Value Measurements

The estimated fair value and carrying value of the $125.0 million aggregate principal amount of the Notes was $118.5 million and $125.0 million, respectively, as of September 30, 2013. The Company estimated the fair value of the Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input.

6. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2012 and September 30, 2013 consisted of the following:

(in thousands)	December 31, 2012	September 30, 2013
Accounts payable	$283	$7,361
Accrued goods and services	17,615	27,694
Accrued payroll and related benefits	5,853	6,146
Accrued interest	306	1,562
Accrued dividends payable	28	26
Contractual liability	851	124
Total accounts payable, accrued expenses and other	$24,936	$42,913

7. Borrowings

4.50% Convertible Senior Notes

In July 2013, the Company issued $125.0 million aggregate principal amount of Notes. The Company issued the Notes under an indenture, dated as of July 17, 2013 (the “Base Indenture”) between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by the supplemental indenture, dated as of July 17, 2013, between the Company and the Trustee (together with the Base Indenture, the “Indenture”). As a result of the Notes offering, the Company received net proceeds of approximately $120.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2014. The Notes are general unsecured senior obligations of the Company and rank (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes, (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness, and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The Notes will mature on July 15, 2020 (the “Maturity Date”), unless earlier repurchased by the Company or converted at the option of holders. Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2020 only under the following circumstances:

•                  during any calendar quarter commencing after September 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•                  during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•                  upon the occurrence of specified corporate events set forth in the Indenture.

On or after April 15, 2020 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon any conversion of Notes that occurs while the Company’s indebtedness to Hercules under the Loan Agreement remains outstanding, the Notes will be settled in shares of the Company’s common stock. Following the repayment and satisfaction in full of the Company’s obligations to Hercules under the Loan Agreement, upon any conversion of the Notes, the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.

The initial conversion rate of the Notes is 160.0000 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $6.25 per share of common stock. The initial conversion price represents a premium of 25% over the public offering price per share of $5.00 in the Company’s concurrent underwritten public offering of common stock, as described in Note 8. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances.

Upon the occurrence of a fundamental change (as defined in the Indenture) involving the Company, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary terms and covenants and events of default with respect to the Notes. If an event of default (as defined in the Indenture) occurs and is continuing, the Trustee by written notice to the Company, or the holders of at least 25% in aggregate principal amount of the Notes then outstanding by written notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest on the Notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture), 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable.

The Company has separately accounted for the liability and equity components of the Notes by bifurcating gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or equity component. This bifurcation was done by estimating an effective interest rate as of the date of issuance for similar notes which do not contain an embedded conversion option. This effective interest rate was estimated to be 15% and was used to compute the initial fair value of the indebtedness of $71.2 million. The gross proceeds received from the issuance of the Notes less the initial amount allocated to the indebtedness resulted in a $53.8 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently amortized as interest expense over the term of the Notes. Underwriting discounts and commissions and offering expenses totaled $4.4 million and were allocated to the indebtedness and the embedded conversion option based on their relative values. As a result, $2.5 million attributable to the indebtedness was recorded as debt discount, to be subsequently amortized as interest expense over the term of the Notes, and $1.9 million attributable to the embedded conversion option was netted with the embedded conversion option in stockholders’ equity.

For both the three and nine months ended September 30, 2013, interest expense related to the outstanding principal balance of the Notes was $2.8 million. As of September 30, 2013, the Company had outstanding borrowings of $70.6 million, net of debt discounts of $54.4 million, related to the Notes.

Loan Agreement

In November 2012, the Company entered into the Loan Agreement with Hercules pursuant to which the Company received loans in the aggregate principal amount of $40.0 million in 2012. In July 2013, in connection with the Notes offering, the Company and Hercules entered into an amendment, consent and waiver to the Loan Agreement that permitted the Notes offering and the issuance of the Notes.

The Loan Agreement provides for interest-only payments for twelve months and repayment of the aggregate outstanding principal balance of the loans in monthly installments starting on December 1, 2013 and continuing through May 1, 2016. In the event the Company receives aggregate gross proceeds of at least $75.0 million in one or more transactions prior to December 1, 2013, the Company has the option to elect to extend the interest-only period by six months so that the aggregate outstanding principal balance of the loans issued pursuant to the Loan Agreement would be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. As described above and in Note 8, in July 2013, the Company sold an aggregate of 5,750,000 shares of its common stock to the public at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of Notes in concurrent underwritten public offerings, and as a result of these offerings, the Company received aggregate net proceeds in excess of $75.0 million. On October 27, 2013, the Company notified Hercules of its election to extend the interest-only period as permitted under the Loan Agreement. Upon this election, the aggregate principal balance of the loans are repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016, and are due as follows:

Principal payments
(in thousands)
2013	—
2014	$8,372
2015	15,643
2016	15,985
Total	$40,000

For the three and nine months ended September 30, 2013, interest expense related to the outstanding principal balance of the loans under the Loan Agreement was $1.2 million and $3.7 million, respectively. Upon full repayment or maturity of the loans, the Company is required to pay a fee of $1.2 million, which is recorded as an accrued interest on the condensed consolidated balance sheets. As of September 30, 2013, the Company had outstanding borrowings of $39.0 million under the Loan Agreement, net of debt discounts of $1.1 million related to the Loan Agreement with Hercules.

The Company’s obligations associated with the Loan Agreement are secured by a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property.

Convertible Notes — Silver Creek

In December 2012, as described in Note 2 “—Derivative Liability,” the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012 and $0.3 million in February 2013. As of September 30, 2013, Silver Creek had outstanding borrowings of $1.8 million, net of debt discounts of $0.1 million. For the three and nine months ended September 30, 2013, interest expense related to the outstanding principal balance under the Note Purchase Agreement was $0.1 million and $0.3 million, respectively.

8. Common Stock

In July 2013, the Company sold an aggregate of 5,750,000 shares of its common stock at a price to the public of $5.00 per share in an underwritten public offering and received net proceeds of approximately $26.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

As of December 31, 2012 and September 30, 2013, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were 95.8 million and 102.3 million shares of common stock issued and outstanding as of December 31, 2012 and September 30, 2013, respectively.

The shares reserved for future issuance as of December 31, 2012 and September 30, 2013 consisted of the following:

(in thousands)	December 31, 2012	September 30, 2013

Common stock warrants	2,842	2,777
Options to purchase common stock	18,066	20,355
Conversion premium on the Notes	—	25,000
	20,908	48,132

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

In January 2013, 3.4 million shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. During the nine months ended September 30, 2012 and 2013, the Company issued options to purchase 3.2 million shares of common stock in each period. At September 30, 2013, there were 1.7 million shares remaining available for grant under the 2011 Plan.

The range of assumptions used to estimate the fair value of options granted to employees and directors at the date of grant for the three and nine months ended September 30, 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Risk-free interest rate	0.7-0.9%	1.9%	0.7-1.1%	0.1-1.9%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.3-5.9 years	5.9 years	5.3-5.9 years	5.3-5.9 years
Expected volatility	66-68%	67-68%	66-72%	67-68%

These options generally vest over a three-year period for employees. The Company recognized stock-based compensation expense as follows for the three and nine months ended September 30, 2012 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2013	2012	2013
Employee awards:
Research and development	$1,119	$1,517	$2,972	$4,453
General and administrative	681	1,212	1,544	3,609
Stock-based compensation for employee awards	1,800	2,729	4,516	8,062
Stock-based compensation for non-employee awards	383	(192)	416	(109)
Total stock-based compensation	$2,183	$2,537	$4,932	$7,953

The stock-based compensation for non-employee awards recognized during the three and nine months ended September 30, 2013 was negative due to the change in fair value of the options granted during previous periods.

The following table summarizes stock option activity during the nine months ended September 30, 2013:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2012	18,066	$3.50	6.54	$51,486
Granted	3,212	$6.12
Exercised	(665)	$2.34
Forfeited	(258)	$6.08

Outstanding, September 30, 2013	20,355	$3.91	6.36	$20,411

Exercisable, September 30, 2013	15,243	$3.02	5.45	$20,336
Vested and expected to vest, September 30, 2013	20,007	$3.87	6.31	$20,406

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the respective balance sheet date.

10. Commitments and Contingencies

Operating leases

The Company leases its office, laboratory and manufacturing space under non-cancellable operating leases. In March 2013 and September 2013, the Company entered into facility lease amendments to further expand its office, laboratory and manufacturing space. The amendments leased additional space, which is co-terminus with the existing lease. The aggregate additional rent due over the term of the lease as a result of the amendments is approximately $3.5 million.

As part of these amendments, the landlord agreed to reimburse the Company for an additional portion of tenant improvements made to the facility, up to a total of $1.1 million. Aggregate landlord reimbursable tenant improvements outstanding under the existing lease and the lease amendments as of September 30, 2013 is $5.3 million, which are recorded within other current assets on the condensed consolidated balance sheets.

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

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through September 30, 2013, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock during our initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of 4.50% convertible senior notes due 2020, or the convertible senior notes, in our July 2013 underwritten public offering and $210.7 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations.

In July 2013, we sold an aggregate of 5,750,000 shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of convertible senior notes in concurrent underwritten public offerings. As a result of the concurrent common stock offering and convertible senior notes offering, we received aggregate net proceeds of approximately $147.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

As of September 30, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $182.5 million, which, together with anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121, we expect will enable us to fund operations into 2015. In the event that we obtain favorable results from our Phase 3 clinical trial of MM-398, we expect that anticipated additional expenses in 2014 related to the commercialization of MM-398 will be offset by cash received from potential collaboration opportunities.

We have never been profitable and, as of September 30, 2013, we had an accumulated deficit of $540.0 million. Our net loss was $39.8 million and $98.3 million for the three and nine months ended September 30, 2013, respectively, and $23.3 million and $66.9 million for the three and nine months ended September 30, 2012, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services within the period they are incurred and billable. Billable expenses are defined during each annual budget period. In the event that total development services expense incurred, during any particular budget period, plus estimated development services expense to be incurred during the same period exceed the total contractually allowed billable amount for development services during the same period, we recognize only a percentage of the development services incurred as revenue in that period. This percentage is calculated as total development services expense incurred during the annual period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the annual period, multiplied by the total contractually allowed billable amount for development services during the annual period, less development services revenue recognized within the annual period. We recognize revenue on expenses incurred in excess of this percentage in the budget period when the excess amounts become contractually billable. We also recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of our agreement with Sanofi. During the three and nine months ended September 30, 2012 and 2013, we recognized revenue based on the following components of the Sanofi agreement:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2013	2012	2013
Upfront payment	$1,250	$1,250	$3,750	$3,750
Milestone payments	521	521	2,454	1,562
Development services	8,598	4,521	25,900	30,794
Manufacturing services and other	935	564	2,562	3,304
Total	$11,304	$6,856	$34,666	$39,410

During the three months ended September 30, 2013, we performed development services of $11.3 million and recognized development services revenue of $4.5 million under the Sanofi agreement. During the nine months ended September 30, 2013, we performed development services of $37.6 million and recognized development services revenue of $30.8 million. For the three and nine months ended September 30, 2012, we performed development services and recognized revenue under the Sanofi agreement of $8.6 million and $25.9 million, respectively.

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

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we now have the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of MM-398, which occurred and was paid in the first quarter of 2012. We may be required to make up to an aggregate of $75.0 million in additional development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the May 2011 agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended September 30, 2012 and 2013, we recognized research and development expenses of $0.3 million and $0.5 million, respectively, and during the nine months ended September 30, 2012 and 2013, we recognized research and development expenses of $5.8 million and $1.0 million, respectively, related to the agreement with PharmaEngine. These amounts included a $5.0 million milestone payment expensed in the first quarter of 2012.

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

We expect revenues under our license and collaboration agreement with Sanofi to be lower in the fourth quarter of 2013 when compared to the fourth quarter of 2012, and to be lower in 2014 when compared to 2013 due to lower expected MM-121 expenses.

Research and development expense

The following table summarizes our principal product development programs, including the latest related stages of development for each product candidate in development and the research and development expenses allocated to each clinical product candidate.

		Current stage of	Three months ended September 30,		Nine months ended September 30,
(in thousands)	Indication	development	2012	2013	2012	2013
MM-398	Cancer	Phase 3	$6,107	$7,541	$17,478	$23,058
MM-121	Cancer	Phase 2	8,694	11,522	26,126	38,342
MM-111	Cancer	Phase 2	3,688	3,481	9,133	12,220
MM-302	Cancer	Phase 1	1,874	2,699	5,701	6,193
MM-151	Cancer	Phase 1	1,357	1,557	5,587	4,833
MM-141	Cancer	Phase 1	1,464	1,434	5,922	5,577
Preclinical, general research and discovery			6,582	7,879	18,375	22,408
Stock compensation			1,119	1,517	2,972	4,453
Total research and development expense			$30,885	$37,630	$91,294	$117,084

MM-398

MM-398 is currently being evaluated in a Phase 3 clinical trial in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. Our current estimate of the remaining external costs associated with completing the Phase 3 clinical trial is between $5.0 million and $8.0 million. We are conducting a Phase 1 translational study to identify predictive biomarkers associated with MM-398. A translational study is a clinical trial where biomarker investigation is performed, with a goal of identifying biomarkers that predict patients’ response to the therapy. In addition, several investigator sponsored trials are ongoing in which the majority of the total clinical trial costs are paid for by the investigators. Investigator sponsored trials include a Phase 2 clinical trial in colorectal cancer and a Phase 1 clinical trial in glioma.

In the first quarter of 2012, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial. We may be required to make up to an aggregate of $75.0 million in additional development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories.

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

Interest expense

Interest expense primarily consists of cash and non-cash interest recorded on our loans payable and convertible senior notes.

Other income (expense)

Other income (expense) primarily consists of gains and losses on the change in value and time to expiration of convertible preferred stock warrants, the recognition of tax incentives and other one-time income or expense-related items.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, lease accounting, valuation of derivative liabilities and embedded conversion options, useful lives with respect to long-lived assets and intangibles, valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses and other, intangible assets, goodwill, in-process research and development and tax valuation reserves. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. We did not enter into any significant multiple element arrangements or materially modify any of our existing multiple element arrangements during the nine months ended September 30, 2012 and 2013. Our existing collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below.

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

•                  fees paid to investigative sites in connection with clinical trials; and

•                  professional service fees.

In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. In the event that we do not identify costs that have been incurred or we under or overestimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make estimates based on the facts and circumstances known to us at the time and in accordance with GAAP. There have been no material changes in estimates for the periods presented.

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

There were 3.2 million options granted during each of the nine month periods ended September 30, 2012 and 2013. The range of assumptions used to estimate the fair value of options granted to employees during the three and nine months ended September 30, 2012 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Risk-free interest rate	0.7-0.9%	1.9%	0.7-1.1%	0.1-1.9%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.3-5.9 years	5.9 years	5.3-5.9 years	5.3-5.9 years
Expected volatility	66-68%	67-68%	66-72%	67-68%

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2013

	Three months ended September 30,
(in thousands)	2012	2013
Collaboration revenues	$11,323	$6,856
Research and development expenses	30,885	37,630
General and administrative expenses	4,312	5,150
Loss from operations	(23,874)	(35,924)
Interest income	64	36
Interest expense	—	(3,946)
Other income	490	71
Net loss	$(23,320)	$(39,763)

Collaboration revenues

Collaboration revenues for the three months ended September 30, 2013 were $6.9 million, compared to $11.3 million for the three months ended September 30, 2012, a decrease of $4.4 million, or 39%. This decrease was primarily attributable to recognizing revenue only on a percentage of the development services expense incurred based on management’s expectation of incurring development services expense in excess of the approved 2013 collaboration budget.

Research and development expenses

Research and development expenses for the three months ended September 30, 2013 were $37.6 million, compared to $30.9 million for the three months ended September 30, 2012, an increase of $6.7 million, or 22%. This increase was primarily attributable to:

•                  $2.8 million of increased MM-121 spending primarily due to increased enrollment and clinical analysis and costs associated with our ongoing clinical trials;

•                  $1.4 million of increased MM-398 spending primarily due to increased enrollment and costs associated with our ongoing Phase 3 clinical trial;

•                  $0.9 million of increased MM-302 spending primarily due to costs associated with our ongoing clinical trials;

•                  $0.8 million of impairment charge related to in-process research and development, or IPR&D, for an early-stage preclinical program; and

•                  $0.5 million of increased spending on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2013 were $5.2 million, compared to $4.3 million for the three months ended September 30, 2012, an increase of $0.9 million, or 21%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for potential commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the three months ended September 30, 2013 was $3.9 million, primarily attributable to the interest recorded on the loans payable from Hercules Technology Growth Capital, Inc., or Hercules, and the convertible senior notes issued in July 2013.

Comparison of the nine months ended September 30, 2012 and 2013

	Nine months ended September 30,
(in thousands)	2012	2013
Collaboration revenues	$34,730	$39,963
Research and development expenses	91,294	117,084
General and administrative expenses	11,650	15,177
Loss from operations	(68,214)	(92,298)
Interest income	127	123
Interest expense	—	(6,459)
Other income	1,226	297
Net loss	$(66,861)	$(98,337)

Collaboration revenues

Collaboration revenues for the nine months ended September 30, 2013 were $39.9 million, compared to $34.7 million for the nine months ended September 30, 2012, an increase of $5.2 million, or 15%. This increase resulted from increases in development services, milestone and manufacturing revenues billable and recognized under the license and collaboration agreement with Sanofi and the recognition of deferred revenue under our license agreement with GTC.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2013 were $117.1 million, compared to $91.3 million for the nine months ended September 30, 2012, an increase of $25.8 million, or 28%. This increase was primarily attributable to:

•                  $12.2 million of increased MM-121 spending due to increased enrollment and clinical analysis and costs associated with ongoing clinical trials;

•                  $5.6 million of increased MM-398 spending due to increased enrollment and costs associated primarily with our ongoing Phase 3 clinical trial of $10.6 million, partially offset by the absence of a $5.0 million milestone payment that occurred in the first quarter of 2012;

•                  $3.2 million of increased spending on preclinical, general research and discovery due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development;

•                  $3.1 million of increased MM-111 spending due to the initiation and ongoing efforts related to our Phase 2 clinical trial;

•                  $1.5 million of increased stock compensation expense due the annual grant of stock options to employees;

•                  $0.8 million of impairment charge related to IPR&D for an early-stage preclinical program; and

•                  $0.5 million of increased MM-302 spending due to increased enrollment and costs associated with ongoing clinical trials.

These increases were partially offset by $1.1 million of decreased spending on MM-151and MM-141, primarily due to the timing of costs associated with ongoing clinical trials.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2013 were $15.2 million, compared to $11.7 million for the nine months ended September 30, 2012, an increase of $3.5 million, or 30%. This increase was primarily attributable to increases in labor and labor-related costs, including stock compensation expense, as well as efforts to prepare for potential commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the nine months ended September 30, 2013 was $6.5 million, primarily attributable to the interest recorded on the loans payable from Hercules and the convertible senior notes issued in July 2013.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through September 30, 2013, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock during our initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible senior notes in our July 2013 underwritten public offering and $210.7 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. As of September 30, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $182.5 million.

As of September 30, 2013, within our unrestricted cash and cash equivalents, $0.8 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $0.8 million held by Silver Creek is designated for the operations of Silver Creek.

On July 17, 2013, we sold an aggregate of 5,750,000 shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of convertible senior notes in concurrent underwritten public offerings. As a result of the concurrent common stock offering and convertible senior notes offering, we received aggregate net proceeds of approximately $147.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2012 and 2013.

	Nine months ended September 30,
(in thousands)	2012	2013

Cash used in operating activities	$(60,382)	$(67,750)
Cash used in investing activities	(59,849)	(13,676)
Cash provided by financing activities	97,686	149,163
Net (decrease) increase in cash and cash equivalents	$(22,545)	$67,737

Operating activities

Cash used in operating activities of $60.4 million during the nine months ended September 30, 2012 was primarily a result of our net loss of $66.9 million and changes in operating assets and liabilities of $0.8 million, which includes receipt of a $5.0 million milestone payment under our license and collaboration agreement with Sanofi, partially offset by non-cash items of $7.3 million. Cash used in operating activities of $67.8 million during the nine months ended September 30, 2013 was primarily a result of our net loss of $98.3 million, partially offset by non-cash items of $13.0 million, which includes a $0.8 million impairment charge to IPR&D for an early-stage preclinical program, and changes in operating assets and liabilities of $17.6 million.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2012 was primarily due to the purchase of marketable securities of $73.8 million, which was partially offset by maturities of marketable securities of $15.5 million, as well as $1.4 million related to the purchase of property and equipment and other investing activities. Cash used in investing activities during the nine months ended September 30, 2013 was primarily due to purchases of available-for-sale securities net of proceeds from sales and maturities of $4.6 million, as well as $9.1 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $97.7 million during the nine months ended September 30, 2012 was primarily a result of $100.0 million from our initial public offering, net of offering costs, which closed in April 2012, partially offset by $4.2 million in payments on our Series B convertible preferred stock dividends. Cash provided by financing activities for the nine months ended September 30, 2013 was primarily a result of $26.7 million proceeds from an equity financing, net of offering costs in July 2013, $120.6 million proceeds from the convertible senior notes offering in July 2013, net of offering costs, and $1.6 million of proceeds from the exercise of common stock options.

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

As of September 30, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $182.5 million. We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of September 30, 2013, anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund operations into 2015. In the event that we obtain favorable results from our Phase 3 clinical trial of MM-398, we expect that anticipated additional expenses in 2014 related to the commercialization of MM-398 will be offset by cash received from potential collaboration opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Borrowings

4.50% Convertible Senior Notes Due 2020

In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. We issued the convertible senior notes under a base indenture between us and Wells Fargo Bank, National Association, as trustee, as supplemented by a supplemental indenture between us and the trustee. As a result of the convertible senior notes offering, we received net proceeds of approximately $120.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

The convertible senior notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2014. The convertible senior notes are general unsecured senior obligations of ours and rank (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the convertible senior notes, (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated, (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The convertible senior notes will mature on July 15, 2020, or the maturity date, unless earlier repurchased by us or converted at the option of holders. Holders may convert their convertible senior notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2020 only under the following circumstances:

•                  during any calendar quarter commencing after September 30, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•                  during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the convertible senior notes) per $1,000 principal amount of convertible senior notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•                  upon the occurrence of specified corporate events set forth in the indenture.

On or after April 15, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert their convertible senior notes at any time, regardless of the foregoing circumstances. Upon any conversion of convertible senior notes that occurs while our indebtedness to Hercules under our Loan and Security Agreement, or the loan agreement, remains outstanding, the convertible senior notes will be settled in shares of our common stock. Following the repayment and satisfaction in full of our obligations to Hercules under the loan agreement, upon any conversion of the convertible senior notes, the convertible senior notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock.

The initial conversion rate of the convertible senior notes is 160.0000 shares of our common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of $6.25 per share of common stock. The initial conversion price represents a premium of 25% over the public offering price per share of $5.00 in our concurrent underwritten public offering of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such a corporate event in certain circumstances.

Upon the occurrence of a fundamental change (as defined in the indenture) involving us, holders of the convertible senior notes may require us to repurchase all or a portion of their convertible senior notes for cash at a price equal to 100% of the principal amount of the convertible senior notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The indenture contains customary terms and covenants and events of default with respect to the convertible senior notes. If an event of default (as defined in the indenture) occurs and is continuing, the trustee by written notice to us, or the holders of at least 25% in aggregate principal amount of the convertible senior notes then outstanding by written notice to us and the trustee, may, and the trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest on the convertible senior notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving us or a significant subsidiary (as set forth in the indenture), 100% of the principal of and accrued and unpaid interest on the convertible senior notes will automatically become due and payable.

Loan Agreement

In November 2012, we entered into the loan agreement with Hercules pursuant to which we received loans in the aggregate principal amount of $40.0 million in 2012. In July 2013, in connection with the convertible senior notes offering, we and Hercules entered into an amendment, consent and waiver to the loan agreement that permitted the convertible senior notes offering and the issuance of the convertible senior notes.

The loan agreement provides for interest-only payments for twelve months and repayment of the aggregate outstanding principal balance of the loans in monthly installments starting on December 1, 2013 and continuing through May 1, 2016. In the event we receive aggregate gross proceeds of at least $75.0 million in one or more transactions prior to December 1, 2013, we have the option to elect to extend the interest-only period by six months so that the aggregate outstanding principal balance of the loans issued pursuant to the loan agreement would be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. As a result of our concurrent underwritten public offerings of common stock and convertible senior notes in July 2013, we received aggregate net proceeds in excess of $75.0 million. On October 27, 2013, we notified Hercules of our election to extend the interest-only period as permitted under the loan agreement.

Our obligations associated with the loan agreement are secured by a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property.

Contractual obligations and commitments

During the first and third quarters of 2013, we entered into facility lease amendments, which further expanded our office, laboratory and manufacturing space. The aggregate incremental rent due over the seven-year term of the facility lease amendments is approximately $3.5 million.

During the third quarter of 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. Contractual interest obligations related to the convertible senior notes totaled $5.6 million due in each year from 2014 through 2020.

We have elected to extend the interest-only period under the loan agreement with Hercules by six months so that the aggregate outstanding principal balance of the loans issued pursuant to the loan agreement will be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016.

As of September 30, 2013, there here have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations and commitments” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 20, 2013.

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

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The term loans under our loan agreement with Hercules bear interest at variable rates. We have an aggregate principal amount of $40.0 million outstanding under this facility. Interest is payable at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. As a result of the 12.55% maximum annual interest rate, we have limited exposure to changes in interest rates on borrowings under this facility. For each 1% increase in the interest rate on the outstanding debt amount, subject to a maximum 2% increase, we would have an increase in future cash outflows of approximately $0.4 million over the next twelve month period based on the term of the loans as of September 30, 2013.

The convertible senior notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2014. As a result, we are not subject to interest rate risk with respect to the convertible senior notes.

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $98.3 million for the nine months ended September 30, 2013, $91.8 million for the year ended December 31, 2012 and $79.7 million for the year ended December 31, 2011. As of September 30, 2013, we had an accumulated deficit of $540.0 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We have now and, will continue to have, a significant amount of indebtedness. As of September 30, 2013, we had outstanding borrowings in an aggregate principal amount of $40.0 million under the loan agreement with Hercules. In addition, on July 17, 2013, we issued $125.0 million aggregate principal amount of convertible senior notes. We could in the future incur additional indebtedness beyond such amounts.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity or debt financing on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations or future indebtedness.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need substantial additional funding in connection with our continuing operations. We expect our research and development expenses to continue to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of September 30, 2013, anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund operations into 2015. In the event that we obtain favorable results from our Phase 3 clinical trial of MM-398, we expect that anticipated additional expenses in 2014 related to the commercialization of MM-398 will be offset by cash received from potential collaboration opportunities.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than our collaboration with Sanofi for the development and commercialization of MM-121, which is terminable by Sanofi for convenience upon 180 days’ prior written notice. Other sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution. On July 17, 2013, we sold an aggregate of 5,750,000 shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of convertible senior notes in concurrent underwritten public offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and these covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. The debt issued in a debt financing would also be senior to our outstanding shares of capital stock, and may rank equally with or senior to the convertible senior notes upon our liquidation. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

•                  receipt of marketing approvals from the Food and Drug Administration, or the FDA, and similar regulatory authorities outside the United States for our product candidates, including our companion diagnostics;

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

For example, in a Phase 2 clinical trial of MM-121 in patients with non-small cell lung cancer, two of the three cohorts (Groups A and C) failed to meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and will no longer be enrolling patients. Additionally, we did not meet the primary endpoint in a Phase 2 clinical trial of MM-121 in patients with ovarian cancer, although our ongoing biomarker analysis identified a potential subpopulation of patients benefiting from MM-121 in combination with paclitaxel.

Preclinical and clinical data may not be predictive of the success of later clinical trials, and are often susceptible to varying interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the favorable results from a Phase 2 clinical trial of MM-398 in patients with metastatic pancreatic cancer may not be predictive of success in our Phase 3 clinical trial of MM-398 for the same indication, in particular because the trials have different efficacy endpoints and the Phase 2 clinical trial was a single arm study that did not compare MM-398 to other therapies. Our Phase 3 clinical trial, as amended, is designed to compare the efficacy of each of MM-398 as a monotherapy and MM-398 in combination with 5-FU and leucovorin against a common control of the combination of 5-FU and leucovorin. This Phase 3 clinical trial is based on an efficacy endpoint of statistically significant difference in overall survival.

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

The process of obtaining regulatory approvals is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based on a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, changes in regulatory review for each submitted product application or approval of other products for the same indication may cause delays in the approval or rejection of an application. Regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

If we fail to maintain orphan drug exclusivity for MM-398 or MM-111, we will have to rely on other rights and protections for these product candidates.

We have obtained orphan drug designation in the United States and orphan medicinal product designation in the European Union for MM-398 for the treatment of pancreatic cancer and have obtained orphan drug designation in the United States for MM-111 for the treatment of esophageal cancer and for the treatment of gastric and gastroesophageal junction cancers. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

The European Medicines Agency, or the EMA, grants orphan medicinal product designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. Orphan medicinal product designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met.

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

FDASIA also provides the FDA with additional authority to exercise against manufacturers of drugs or biologics that are not adhering to pediatric study requirements, which apply even if the manufacturer is not seeking to market the drug or biologic to pediatric patients. As of April 2013, the FDA must issue non-compliance letters to companies who do not meet the pediatric study requirements. Any company receiving a non-compliance letter would have an opportunity to respond, and the non-compliance letter and company response would become publicly available.

Our relationships with customers and payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Moreover, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until all applicable federal and state agencies have issued regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

The repurchase right under the convertible senior notes in connection with a fundamental change and any increase in the conversion rate in connection with a make-whole fundamental change could also discourage a potential acquirer.

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

Future sales of shares of our common stock, including by us or our directors and executive officers or shares issued upon the exercise of currently outstanding options and warrants, or upon conversion of outstanding convertible notes, could cause the market price of our common stock to drop significantly, even if our business is doing well.

A substantial portion of our outstanding common stock can be traded without restriction at any time. Some of these shares are currently restricted as a result of securities laws, but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants, and we may issue shares of our common stock upon conversion of outstanding convertible notes. The exercise of these options and warrants or the issuance of shares of our common stock upon conversion of the notes and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

Item 5.                                 Other Information.

Our board of directors has set May 13, 2014 as the date for our 2014 Annual Meeting of Stockholders.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: November 8, 2013	By:	/s/ William A. Sullivan
William A. Sullivan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1

Amendment, Consent and Waiver, dated as of July 10, 2013, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2013)

10.2*	Second Amendment of Lease, dated as of September 12, 2013, by and between the Registrant and RB Kendall Fee, LLC
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Database
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Filed herewith.

+                 Furnished herewith.