Form 10-K
period 2013-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2014-03-04
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35409

Merrimack Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3210530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square, Suite B7201 Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 441-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 28, 2013: $604,930,711.

As of February 28, 2014, there were 103,038,416 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2014 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. We were founded by a team of scientists from The Massachusetts Institute of Technology and Harvard University who sought to develop a systems biology-based approach to biomedical research. The core of our approach to systems biology is to apply multidisciplinary and multitechnology capabilities to build functional and predictive computational models of biological systems, such as cell signaling networks, that allow us to engineer treatments that are directed at the mechanisms of disease. Our mission is to employ these insights to provide patients, physicians and the healthcare system with the medicines, tools and information to deliver integrated healthcare solutions that improve both the quality of outcomes and the efficiency of care.

We currently have six targeted therapeutic oncology candidates in clinical development. In our most advanced program, we are conducting a Phase 3 clinical trial. Additionally, we have multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. We have tailored each of our six most advanced product candidates to target specific disease mechanisms that our research suggests are common across many solid tumor types. We believe that these product candidates have the potential to address major unmet medical needs.

We are also developing in vitro and in vivo companion diagnostics for use with each of our oncology therapeutic product candidates. Our in vitro companion diagnostic agents employ biophysical or biochemical markers of cancer, or biomarkers, which we have identified using our systems biology approach. Our in vivo companion diagnostics take the form of imaging agents that may help identify patients likely to benefit from our therapeutic products by measuring deposition of our products in the tumor. We believe that companion diagnostics will allow us to improve the efficiency and productivity of our clinical development and enhance the potential efficacy and pharmacoeconomic benefit of our therapeutics.

We have also recently entered into an agreement to utilize our manufacturing expertise to develop, manufacture and exclusively supply bulk drug to a third party, who will in turn process the drug into finished product and commercialize it globally.

Our Most Advanced Product Candidates

The table and descriptions below summarize key information about our six most advanced therapeutic product candidates, MM-398, MM-121, MM-111, MM-302, MM-151 and MM-141. All of these product candidates are designed for intravenous administration. None of our product candidates are approved for any indication by the U.S. Food and Drug Administration, or FDA, or any other regulatory agency.

Each of the product candidates described below is a targeted therapy, designed to efficiently act on selected cancer cells. These targeted therapies are either monoclonal antibodies or monoclonal antibody-derived molecules that are designed to block oncogenic signaling pathways, such as MM-121, MM-111, MM-151 and MM-141, or nanotherapeutics, such as MM-398 and MM-302, that are designed to preferentially deliver cytotoxic therapies to the tumor tissue.

Program	Indication	Stage of Development	Commercial Rights

MM-398 (nanotherapeutic encapsulation of irinotecan)	Monotherapy and MM-398 plus fluorouracil, or 5-FU, and leucovorin in pancreatic cancer	Phase 3 ongoing (enrollment closed)	Merrimack worldwide, except Taiwan

	MM-398 plus 5-FU, leucovorin and bevacizumab in colorectal cancer*	Phase 2 ongoing (enrollment closed)

	Monotherapy in pancreatic cancer	Phase 2 complete

	Monotherapy in gastric cancer	Phase 2 complete

	Monotherapy in glioma*	Phase 1 ongoing (enrolling)

	MM-398 plus cyclophosphamide in pediatric solid tumors*	Phase 1 ongoing (enrolling)

	Translational study in solid tumors	Phase 1 ongoing (enrollment closed)

	Monotherapy in colorectal cancer	Phase 1 complete

MM-121 (ErbB3 targeted monoclonal antibody)	MM-121 plus paclitaxel in platinum resistant/refractory ovarian cancer	Phase 2 ongoing (enrollment closed)	Sanofi worldwide; Merrimack holds option to co-promote in United States

	MM-121 plus exemestane in hormone receptor positive breast cancer	Phase 2 ongoing (enrollment closed)

	MM-121 plus erlotinib in non-small cell lung cancer	Phase 2 ongoing (enrollment closed)

	Neoadjuvant MM-121 plus paclitaxel in ErbB2 (HER2) negative breast cancer	Phase 2 ongoing (enrollment closed)

	MM-121 plus paclitaxel in ErbB2 (HER2) negative breast, ovarian and other gynecological cancers	Phase 1 ongoing (enrollment closed)

	MM-121 plus cetuximab and irinotecan in solid tumors	Phase 1 ongoing (enrollment closed)

	MM-121 plus multiple anti-cancer therapies in solid tumors	Phase 1 ongoing (enrollment closed)

	Monotherapy in solid tumors	Phase 1 complete

Program	Indication	Stage of Development	Commercial Rights

MM-111 (ErbB3 and ErbB2 (HER2) targeted bispecific antibody)	MM-111 plus paclitaxel and trastuzumab in gastric cancers	Phase 2 ongoing (enrolling)	Merrimack worldwide

	MM-111 plus multiple anti-cancer therapies in ErbB2 (HER2) positive solid tumors	Phase 1 ongoing (enrollment closed)

	MM-111 plus trastuzumab in ErbB2 (HER2) positive breast cancer	Phase 1 complete

	Monotherapy in ErbB2 (HER2) positive solid tumors	Phase 1 complete

MM-302 (ErbB2 (HER2) targeted antibody drug conjugated liposomal doxorubicin)	Monotherapy and MM-302 plus trastuzumab with or without cyclophosphamide in ErbB2 (HER2) positive breast cancer	Phase 1 ongoing (enrolling)	Merrimack worldwide

MM-151 (EGFR (ErbB1) targeted oligoclonal antibody)	Monotherapy and MM-151 plus irinotecan in solid tumors	Phase 1 ongoing (enrolling)	Merrimack worldwide

MM-141 (IGF-1R and ErbB3 targeted tetravalent antibody)	Monotherapy and MM-141 plus everolimus, and MM-141 plus nab-paclitaxel and gemcitabine in various cancers	Phase 1 ongoing (enrolling)	Merrimack worldwide

*	Investigator-sponsored

MM-398

MM-398 overview

Our most advanced product candidate is MM-398. MM-398 is a novel, stable nanotherapeutic encapsulation, or enclosed sphere carrying an active drug, of the marketed chemotherapy drug irinotecan. MM-398 is designed to stably retain and protect irinotecan while in circulation in the body and enable efficient accumulation of the drug in solid tumors. Our Phase 3 clinical trial of MM-398 is focused on pancreatic cancer, although we believe that MM-398 may have potential uses in a number of other solid tumor indications, including colorectal cancer, lung cancer, breast cancer, glioma and pediatric solid tumors.

In July 2011, the FDA granted MM-398 orphan drug designation for the treatment of pancreatic cancer. In September 2011, the European Medicines Agency, or EMA, granted MM-398 orphan medicinal product designation for the treatment of pancreatic cancer. We are working to develop an imaging agent that can be used as a companion diagnostic to identify the patient population likely to respond to treatment with MM-398. We are also conducting a translational study designed to identify predictive biomarkers associated with MM-398 for the purpose of estimating drug delivery to the tumor and patient response.

We are conducting a Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with the chemotherapy drug gemcitabine. MM-398 previously achieved its primary efficacy endpoints in two Phase 2 clinical trials, one in pancreatic cancer patients and one in gastric cancer patients. There are also several other ongoing Phase 1 and Phase 2 clinical trials of MM-398.

The encapsulated ingredient of MM-398, irinotecan, is a well-known and widely used chemotherapy. Irinotecan is a pro-drug of the active agent SN-38. SN-38 potently arrests cell growth by inhibiting topoisomerase 1, an enzyme involved in cell replication. Typically, free irinotecan is metabolized in the liver into SN-38, and from there SN-38 circulates throughout the body and is rapidly cleared. Dosing with free irinotecan, as with other chemotherapies, is limited by significant adverse effects and rapid clearance that, in turn, limit efficacy. In addition, as with other chemotherapies, the efficacy of irinotecan is limited by tumor resistance mechanisms.

We believe that the nanotherapeutic encapsulation of irinotecan may offer a number of favorable attributes when compared to free irinotecan.

•	The encapsulation technology may prevent the premature metabolism of the active drug and thereby potentially reduce systemic exposure and increase the amount of active drug available to be delivered at the tumor site.

•	The specific size and stability characteristics of MM-398 are designed to enable the preferential deposition of the drug within tumors relative to normal tissue. Specifically, as a nanotherapeutic, MM-398 may be able to utilize the enhanced permeability and retention, or EPR, effect to selectively enter, and subsequently accumulate in, tumors with leaky vasculature.

•	MM-398 is designed for the irinotecan inside the molecule to be converted into SN-38 locally by tumor-resident macrophages, rather than being converted in the liver, as occurs with free irinotecan. We believe that MM-398 utilizes tumor macrophages to both break down the nanotherapeutic and convert the irinotecan into SN-38 in the local tumor environment, which may result in a sustained pool of SN-38 in the tumor. Overall, the design of MM-398 is intended to increase the local concentration of active drug so as to improve its anti-tumor effects.

Prior to May 2011, our collaborator, PharmaEngine, Inc., or PharmaEngine, led the clinical development of MM-398 under the designation PEP02. In May 2011, we entered into an agreement with PharmaEngine through which we now hold the development and commercialization rights to MM-398 worldwide, other than in Taiwan. As a result, we expect that we or third-party investigator sponsors will conduct all future clinical trials of MM-398.

The most advanced MM-398 clinical trial that we are conducting is our Phase 3 clinical trial for metastatic pancreatic cancer, which is described below. Also described below is the Phase 2 clinical trial that preceded this Phase 3 clinical trial. We are also collaborating with several investigators to conduct additional trials of MM-398, including an investigator-sponsored Phase 2 clinical trial in colorectal cancer, an investigator-sponsored Phase 1 clinical trial in glioma and an investigator-initiated Phase 1 clinical trial in pediatric solid tumors, which is being conducted under our investigational new drug application, or IND.

MM-398 Phase 3 clinical trial for metastatic pancreatic cancer

We are conducting a randomized, open label, controlled Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. The trial is designed to compare the efficacy of MM-398, alone or in combination with 5-FU and leucovorin, against a common control arm of the combination of 5-FU and leucovorin, which is one of the drug combinations that clinicians use to treat patients with metastatic pancreatic cancer whose cancer progresses after treatment with gemcitabine. We completed enrollment of this trial in August 2013, enrolling 417 patients at 105 sites in North America, South America, Europe and Asia. The primary efficacy endpoint of this trial is a statistically significant difference in overall survival between MM-398 or the combination of MM-398 with 5-FU and leucovorin against the combination of 5-FU and leucovorin. Overall survival, or OS, is a measure of the time to death from treatment randomization. The secondary endpoints of this trial are objective response rate and progression free survival. Objective response rate, or ORR, is the sum of the complete response rate, which measures the disappearance of all target and non-target tumors, plus the partial response rate, which measures the overall tumor regression based on a decrease of a least 30% of the sum of measured tumor diameters with no new tumors. Progression free survival, or PFS, is the time from the initiation of treatment to tumor progression based on an increase of at least 20% in the sum of measured tumor diameters with no new tumors. We expect to announce top line results from this trial in the second quarter of 2014.

MM-398 Phase 2 clinical trial for metastatic pancreatic cancer

MM-398 was evaluated in an open label, single arm Phase 2 clinical trial in 40 patients with metastatic pancreatic cancer whose cancer had progressed on treatment with gemcitabine. The trial was conducted by PharmaEngine at three sites, two in Taiwan and one at the University of California, San Francisco.

The primary efficacy endpoint of this trial was the three month survival rate. The hypothesis was that, absent further therapies, 40% of the patients would survive three months. Success in this trial was defined as achieving a three month survival rate of 65%. The trial was successful, as 75% of patients survived three months or longer. The secondary efficacy endpoints in this trial were ORR, PFS and OS. The ORR was 7.5%, with three patients achieving an objective response, and an additional 17 patients (42.5%) demonstrating stable disease for a minimum of two treatment cycles. Stable disease, or SD, means neither a sufficient decrease nor increase in tumor size to qualify as either partial response or as progressive disease and no new tumors. Partial response, or PR, means an overall tumor regression based on a decrease of at least 30% in the sum of measured tumor diameters with no new tumors, and progressive disease, or PD, means a growth of at least 20% in the sum of measured tumor diameters or spread of the tumor since the beginning of treatment. The median PFS was 2.4 months, and median OS was 5.2 months. The most common severe adverse events included neutropenia, abdominal pain, asthenia, and diarrhea.

MM-398 companion diagnostic development

We believe that deposition of nanotherapeutics such as MM-398 in the tumor may be important to efficacy. We are exploring development of in vivo companion diagnostics that take the form of imaging agents that may help identify patients likely to benefit from nanotherapeutics by enabling the measurement of deposition in patient tumors and excluding those patients with low deposition whose tumors are therefore unlikely to respond to treatment with a nanotherapeutic. We are currently evaluating nanotherapeutic formulations of various agents imaged by PET/CT scan and other modalities to assess the potential for measuring deposition. We are conducting a Phase 1 translational study at one site in the United States designed to test the feasibility of an MRI-based approach to assess large-particle delivery and tumor macrophage uptake using a marketed iron supplement as an imaging agent and to identify predictive biomarkers associated with MM-398 in various cancers. As part of our preclinical and clinical translational research, we are also investigating functional in vitro biomarkers that may be predictive of efficacy in poorly vascularized tumors, such as pancreatic cancer.

MM-121

MM-121 overview

MM-121 is a fully human monoclonal antibody that targets the ErbB3 cell surface receptor. An antibody is a type of protein normally produced by cells of the immune system that binds to just one epitope, or chemical structure, on a protein or other molecule. MM-121 was designed to inhibit cancer growth directly, restore a tumor’s sensitivity to drugs to which it has become resistant, and delay the development of resistance by a tumor to other agents.

We have established a worldwide collaboration with Sanofi for the development and commercialization of MM-121. In collaboration with Sanofi, we are conducting a research and development program to evaluate MM-121 in multiple Phase 1 and Phase 2 clinical trials in combination with both chemotherapies and other targeted agents across a wide spectrum of solid tumor patient populations, including patients with ovarian, breast and lung cancers. The goal of our MM-121 clinical program is to explore the efficacy and safety of MM-121 in combination with other targeted ErbB agents such as erlotinib, chemotherapies such as paclitaxel, and anti-hormonal agents such as exemestane. We have sought to assess whether efficacy is improved by measuring the ability of various MM-121 combinations to enhance anti-tumor activity or to delay resistance or restore sensitivity to the other therapies.

Research suggests that ErbB3 signaling is often critical to the growth and survival of tumors, and that the use of ErbB3 signaling as a resistance mechanism by cancer cells to a variety of cancer therapies often occurs across patient populations and tumor types. Therefore, we believe that MM-121 may be effective when given in combination with chemotherapies and other targeted therapies, and potentially offers the following advantages compared to existing therapies:

•	the ability to synergistically or additively inhibit tumor growth, based on our preclinical research involving a broad range of combination therapies;

•	the ability to delay the development of resistance to other agents, based on research by us and others demonstrating that ErbB3 signaling is upregulated in response to treatment with other therapies; and

•	the ability to restore sensitivity to drugs, based on our preclinical research involving several cell types and xenograft models that are resistant to targeted therapies or chemotherapies.

Based on the central role of ErbB3 in cancer growth and survival, we believe that MM-121 may be applicable to a broad range of tumors, including lung, prostate, breast, ovarian, colon and pancreatic cancers. Our preliminary study of several hundred tumor samples suggests that MM-121 may be able to target ErbB3 signaling that is relevant in approximately 30% or more of cancer patients with these types of tumors, and top line data from our Phase 2 clinical trials in breast and ovarian cancers appear to support this hypothesis.

MM-121 Phase 2 clinical trials

We announced top line results in 2013 from several of our Phase 2 clinical trials as described below.

Phase 2 clinical trial of MM-121 in combination with paclitaxel for platinum resistant or refractory advanced ovarian cancer

In October 2013, we announced top line results of our randomized, open label Phase 2 clinical trial of MM-121 in combination with paclitaxel in patients with advanced ovarian cancer who are resistant or refractory to treatment with platinum-based chemotherapies, which are frequently used to treat ovarian cancer. Two hundred twenty three patients were enrolled in this trial at multiple sites in North America and Europe. Patients were randomized (2:1) to receive MM-121 plus paclitaxel or paclitaxel alone. The primary objective was to compare PFS between the groups. Pretreatment biopsies obtained from all patients were analyzed to assess a pre-specified set of biomarkers mechanistically linked to ErbB3 signaling. The hazard ratio, or HR, for PFS in the overall study population was 1.0 [95% CI 0.74 – 1.4], which did not meet the primary endpoint for PFS. The HR for PFS is a measurement of the chance of disease progression for the treatment arm relative to the control arm, with an HR of less than one indicating that a patient will likely progress less quickly on the treatment arm than on the control arm, and an HR of more than one indicating the opposite. Because a trial represents a sample of a much larger population, the reported HR from a trial is an estimate of the true HR. The confidence interval, or CI, given after the HR reflects the amount of certainty in the estimate of the HR. An HR value that is not contained within a 95% confidence interval is unlikely to be the true HR. A sub-population of patients was identified using two of the pre-specified set of biomarkers. Those biomarker positive patients (34%: 57/169 patients with biomarkers available) had an HR for PFS of 0.37 [95% CI 0.2 – 0.8]. The HR for PFS in the biomarker negative population was 1.54 [95% CI 1.0 – 2.4]. The overall safety profile was consistent with expected adverse events, with the exception of an increase in the pulmonary embolism rate (5.0% on the treatment arm vs. 1.2% on the control arm). However, the overall rate of venous thromboembolic events was comparable (5.7% vs. 7.5%). An overall increase in all grades (Grades 1, 2, 3 and 4) of gastrointestinal toxicities, including diarrhea (73.6% vs. 42.5%), vomiting (31.4% vs. 18.8%) and other mucosal toxicities such as rhinitis (7.1% vs. 1.3%), epistaxis (23.6% vs. 17.5%), stomatitis (22.1% vs. 10.0%) and mucosal inflammation (22.1% vs. 1.3%), were observed in the combination as compared to paclitaxel alone, the majority of which were mild to moderate in severity.

Phase 2 clinical trial of MM-121 in combination with exemestane for hormone receptor positive breast cancer

We announced top line results in November 2013 from our randomized, double blind, placebo-controlled Phase 2 clinical trial that studied whether the combination of MM-121 and exemestane was more effective in prolonging PFS than exemestane in ER/PR+ metastatic breast cancer patients who have previously failed anti-estrogen therapy. Exemestane is a widely used aromatase inhibitor for the treatment of breast cancer. Aromatase is an enzyme implicated in breast cancer since it is involved in the synthesis of estrogen. 118 postmenopausal women with metastatic hormone receptor positive breast cancer who tested negative for overexpression of ErbB2 (HER2) and whose cancer progressed on treatment with another aromatase inhibitor or other anti-estrogen therapy were enrolled at multiple sites in North America and Europe. The HR for PFS in the overall study population was 0.772 [95% CI 0.496 – 1.201], which did not meet the primary endpoint of the study (HR < 0.5).

Analysis of a pre-specified set of biomarkers mechanistically linked to ErbB3 signaling and consistent with the pre-specified set of biomarkers analyzed in the Phase 2 clinical trial of MM-121 in ovarian cancer revealed a subpopulation of patients (31% of the 55 biomarker-evaluable patients) in which the observed HR for PFS was 0.32 [95% CI 0.10 – 1.0]. The HR for PFS in the biomarker negative population was 0.89 [95% CI 0.44 – 1.79]. Overall, similar frequencies were reported for adverse events of any grade (Grades 1, 2, 3 and 4) between the treatment and control arms, with no unexpected toxicities experienced and no increase in serious adverse events (Grade 3 or worse events 25.0% on the treatment arm vs. 25.4% on the control arm). Increased frequencies for individual adverse events of all grades (Grades 1, 2, 3 and 4) on the treatment arm were reported for diarrhea (50.0% vs. 23.7%), mucosal inflammation (16.1% vs. 3.4%) and decreased appetite (16.1% vs. 8.5%). Most adverse events were mild-to-moderate in severity. There were no pulmonary embolisms or other venous thromboembolic events reported in either arm.

Phase 1/2 clinical trial of MM-121 in combination with erlotinib for non-small cell lung cancer

We have concluded a Phase 1/2 clinical trial of MM-121 in patients with metastatic non-small cell lung cancer. The Phase 1 portion of the trial was an open label, dose escalation study in which successive groups of patients were enrolled. The purpose of the Phase 1 portion of the trial was to assess the safety of MM-121 in combination with erlotinib and determine the optimal dose and dosing schedule of this combination for the Phase 2 portion of the trial. Erlotinib is a marketed small molecule directed at the epidermal growth factor receptor, or EGFR. EGFR is also known as ErbB1. 32 patients were enrolled in the Phase 1 portion of the trial. Clinical activity observed in this trial included one patient with a PR and 14 patients with SD. The most common toxicities observed of any grade (Grades 1, 2, 3 and 4) were diarrhea (82%), rash (64%) and fatigue (64%). Consistent with the design of this Phase 1 clinical trial to principally test for safety and dosage tolerance, this trial was not designed to test for statistical significance of anti-tumor activity.

The Phase 2 portion of the trial tested three separate hypotheses in three different populations of non-small cell lung cancer patients, at multiple sites in North America, Europe and Asia. The Phase 2 portion of the trial was an open label study which enrolled 229 patients across the three different patient populations. The primary efficacy endpoint of the Phase 2 portion of the trial was PFS. Three populations of non-small cell lung cancer patients were enrolled:

•	Group A: patients whose tumors did not have an EGFR (ErbB1) activating mutation, whose cancer had recurred or progressed following at least one chemotherapy-containing regimen and who had not received prior EGFR (ErbB1) targeted therapy were randomized (2:1) to receive either MM-121 in combination with erlotinib or erlotinib alone;

•	Group B: patients whose tumors had an EGFR (ErbB1) activating mutation and who had not received prior EGFR (ErbB1) targeted therapy were randomized (2:1) to receive either MM-121 in combination with erlotinib or erlotinib alone; and

•	Group C: patients whose tumors had responded to an EGFR (ErbB1) targeted therapy and subsequently acquired resistance received MM-121 in combination with erlotinib. All patients received MM-121 in this group.

In 2013, we disclosed that Group C failed to meet its primary endpoint, the second cohort (Group A) did not pass an interim analysis and did not meet its primary endpoint, and the third cohort (Group B) did not pass its interim analysis. No further patients were enrolled in the Group B cohort. Translational analysis of biopsies is ongoing.

Phase 2 neoadjuvant clinical trial of MM-121 in combination with paclitaxel for ErbB2 (HER2) negative breast cancer

We are currently conducting a randomized, open label Phase 2 neoadjuvant clinical trial of MM-121 in combination with paclitaxel, an established chemotherapy, in patients with ErbB2 (HER2) negative breast cancer. The primary efficacy endpoint of this trial is pathologic complete response, or pCR, rate at time of surgery. pCR measures the absence of invasive cancer in breast and lymph node tissue following neoadjuvant therapy. We have completed enrollment in this trial, enrolling 200 patients in parallel across the following two populations of ErbB2 (HER2) negative breast cancer patients:

•	Group A: patients whose tumors are estrogen receptor, or ER, positive and ErbB2 (HER2) negative and have not undergone prior treatment or surgery; and

•	Group B: patients whose tumors are ER negative, ErbB2 (HER2) negative and progesterone receptor negative, often referred to as triple negative breast cancer, and have not undergone prior treatment or surgery.

Each population of patients is randomized (2:1) to receive either MM-121 in combination with paclitaxel or paclitaxel alone. Following treatment with MM-121 and/or paclitaxel, patients will receive standard treatment with doxorubicin and cyclophosphamide, two marketed chemotherapies, prior to surgical resection.

In November 2013, we announced results from the Group A population of this trial. Patients in the treatment arm who received the combination of MM-121 and paclitaxel achieved a pCR rate of 10.8% [95% CI 5.3 – 20.6] compared to a pCR rate of 3.3% [95% CI 0.6 – 16.7] for those in the control arm. There was no formal quantitative endpoint specified for this study. Translational analysis is ongoing based on serial biopsies.

The trial in the Group B population is ongoing, and we expect to announce top line results in the second quarter of 2014.

MM-121 companion diagnostic development

We are developing a companion diagnostic that is focused on measuring certain mechanistically related biomarkers to determine whether a tumor is dependent on ErbB3 signaling and therefore amenable to treatment with MM-121. In our animal models, measurements of the levels of five proteins involved in the ErbB pathways predict the activated state of ErbB3 and, therefore, the potential responsiveness of the tumor to MM-121 based on those levels. Using this approach, we have been able to predict whether tumors in preclinical xenograft studies will respond to MM-121. As part of our ongoing clinical development of MM-121, we are measuring the same set of biomarkers in patient biopsies in order to determine if biomarker levels correlate with patient outcome in both treatment and control arms. Results from our Phase 2 clinical trial of MM-121 in combination with exemestane for hormone receptor positive breast cancer and our Phase 2 clinical trial of MM-121 in combination with paclitaxel for platinum resistant or refractory advanced ovarian cancer suggest that analysis of these five pre-specified biomarkers, and in particular two of those biomarkers, may potentially be predictive of patient response to MM-121 when used in the combination setting. We expect to announce additional biomarker data from our Phase 2 clinical trials of MM-121 in the second quarter of 2014.

MM-111

MM-111 overview

MM-111 is a bispecific antibody designed to inhibit ErbB3 signaling in cancer cells that are characterized by overexpression of the ErbB2 (HER2) cell surface receptor. A bispecific antibody is a type of antibody that is able to bind simultaneously to two distinct target cell proteins or receptors. In the case of MM-111, these targets are the ErbB2 (HER2) receptor and the ErbB3 receptor. Our research and that of others suggest that the ErbB2 (HER2) receptor triggers tumor growth and survival when it binds together with the ErbB3 receptor and another protein called heregulin. MM-111 is designed to anchor to both receptors, ErbB2 (HER2) and HER3, on the cell surface and block heregulin’s ability to transmit tumor growth signals, thus inhibiting the tumor cell’s ability to thrive. We believe that MM-111 may be potentially applicable across a broad range of solid tumors.

We are conducting a clinical program to evaluate MM-111 as a monotherapy and in combination with a range of therapies across ErbB2 (HER2) positive solid tumors, including gastric, esophageal, gastroesophageal junction, breast, ovarian and bladder cancers. In August 2013, we obtained orphan drug designation in the United States for MM-111 for the treatment of gastric, esophageal and gastroesophageal junction cancers.

Based on our preclinical research, we believe that MM-111 may offer the following advantages compared to existing treatments:

•	In patients with ErbB2 (HER2) positive cancers, the bispecific design of MM-111 may more effectively inhibit ErbB3 than combinations of separate ErbB2 (HER2) and ErbB3 targeted antibodies. Multiple published studies indicate that the affinity of heregulin for the ErbB2 (HER2)/ErbB3 receptor complex on ErbB2 (HER2) positive tumor cells is very high. Our research suggests that this makes it difficult for a single monoclonal antibody or a combination to inhibit ErbB3 signaling in patients that express high levels of ErbB2 (HER2). MM-111 is designed to utilize an ErbB2 (HER2) targeting arm to greatly increase the local concentration of the ErbB3 therapeutic arm on the surface of ErbB2 (HER2) positive tumor cells, thus enabling the molecule to disrupt the high affinity complex and inhibit signaling.

•	We believe that MM-111 may be particularly effective in combination with both ErbB2 (HER2) targeted and conventional chemotherapies, as MM-111 may be able to enhance anti-tumor activity, delay the development of resistance to other agents and restore sensitivity to drugs to which a tumor has become resistant.

•	In breast cancer and additional tumor types, such as gastric and ovarian cancer, MM-111 may be effective in patients whose tumors express ErbB2 (HER2) at lower levels than those needed for currently marketed ErbB2 (HER2) targeted agents that inhibit the ErbB2 (HER2) receptor directly.

•	We believe that MM-111 will have a more favorable safety profile than currently marketed ErbB2 (HER2) targeting agents because it is not designed to block ErbB2 (HER2) cell signaling, which is associated with cardiac adverse events.

MM-111 Phase 2 clinical trial

In June 2013, we enrolled our first patient in a Phase 2 clinical trial of MM-111 for the treatment of advanced gastric, esophageal and gastroesophageal junction cancers. Overexpression of the ErbB2 (HER2) cell surface receptor has been reported in 7% – 34% of gastric cancers. This Phase 2 clinical trial is designed to evaluate whether MM-111 is effective in gastric, esophageal and gastroesophageal junction cancer patients overexpressing the ErbB2 (HER2) receptor. The clinical trial is enrolling patients who would traditionally receive trastuzumab-based therapy due to their ErbB2 (HER2) score of 3+ on the HercepTest®, or their ErbB2 (HER2) score of 2+ on the HercepTest® and their positive FISH status (FISH-positive). These patients will be randomized to receive either MM-111 in combination with paclitaxel and trastuzumab or paclitaxel and trastuzumab. The two independent primary objectives for this clinical trial are first, to assess PFS between the treatment and control arms in the overall trial population, and second, to assess PFS between the treatment and control arms within the subset of patients expressing high levels of heregulin in archived tumor samples.

MM-111 companion diagnostic development

We are working to develop a diagnostic tool that will allow rapid identification of patients likely to respond to treatment with MM-111 based on their expression levels of certain biomarkers. The current focus of this program is the development of assays to quantify heregulin in patient samples from our clinical trials. We are testing additional quantitative assays for other biomarkers in archived and pretreatment patient biopsies from our clinical trials to generate data to support our biomarker hypotheses. This diagnostic is in preclinical development.

MM-302

MM-302 overview

MM-302 is an antibody drug conjugated liposomal doxorubicin that targets the ErbB2 (HER2) receptor. Doxorubicin is a marketed chemotherapy that is a member of the anthracycline class of chemotherapies. The addition of anthracyclines to the treatment of both solid and liquid tumors has historically improved outcomes for patients and, specifically, has been an effective component of breast cancer treatment for decades, with free doxorubicin-based regimens providing consistent clinical benefit. However, significant adverse events, including acute and chronic heart dysfunction, have limited their use. These cardiotoxic effects limit the use of traditional anthracyclines in combination with targeted therapies, such as trastuzumab, for treatment of ErbB2 (HER2)-positive breast cancer. Liposomal doxorubicin (Doxil®), which has been shown to reduce cardiotoxicity associated with free doxorubicin, has been approved for use in certain settings, but has not been approved for use in the United States for the treatment of breast cancer. We designed MM-302 to target and bind to cancer cells that overexpress ErbB2 (HER2) and thereby release doxorubicin at the site of the tumor, while minimizing uptake into normal cells, including those of the heart.

We believe that MM-302 may offer advantages in comparison with other forms of doxorubicin, namely free doxorubicin and liposomal doxorubicin. Our clinical development strategy is to demonstrate that MM-302 has favorable efficacy and safety compared to doxorubicin for the treatment of metastatic breast cancer where concerns over cardiac safety, particularly in combination with trastuzumab, have led to a decline in the use of anthracyclines despite proven efficacy:

•	MM-302 is designed to utilize nanotherapeutic encapsulation to protect the heart from cardiac adverse events associated with free doxorubicin.

•	The specific size and stability characteristics of MM-302 are designed to enable the preferential deposition of the drug within tumors relative to normal tissue. Specifically, as a nanotherapeutic, MM-302 may be able to utilize the EPR effect to selectively enter, and subsequently accumulate in, tumors with leaky vasculature.

•	MM-302 is designed with attached antibodies so as to use the ErbB2 (HER2) receptor as a binding mechanism to induce the internalization of the nanotherapeutic encapsulated drug particle, and thereby provide drug delivery directly into the cell and increase the potential efficacy of doxorubicin.

•	MM-302 is designed with an ErbB2 (HER2) antibody that binds to but does not shut down the signaling activity of ErbB2 (HER2). This may minimize the severity and frequency of adverse events associated with suppressing ErbB2 (HER2) and allow for more clinical benefit for patients with lower levels of ErbB2 (HER2) than is provided by current ErbB2 (HER2) directed treatments.

•	MM-302 may provide anti-tumor benefit for patients who have failed other ErbB2 (HER2) targeted therapies, but who have not been exposed to anthracyclines.

•	Our preclinical research shows that, in animal models, MM-302 may synergize with a number of approved therapies, such as trastuzumab, chemotherapies and our own drugs, like MM-111. The current concerns about the severity and frequency of adverse events associated with doxorubicin and liposomal doxorubicin prevent them from being used in many combination regimens.

MM-302 Phase 1 clinical trial

We recently presented results from our ongoing Phase 1 clinical trial of MM-302 in patients with advanced ErbB2 (HER2)-positive breast cancer. The purpose of this trial is to assess the safety of MM-302 and identify the maximum tolerated dose. We reported on 47 patients enrolled in this clinical trial. MM-302 appeared to be well tolerated in ErbB2 (HER2)-positive metastatic breast cancer patients. Patients treated with MM-302 showed no signs of clinical decline in cardiac function. The most common adverse events were fatigue, nausea and decreased appetite; the rates of these events were consistent across MM-302 as a monotherapy and in combination with trastuzumab. Neutropenia was the most common Grade 3/4 adverse event, occurring in seven patients (six in the monotherapy arms and one in the combination arm). One dose limiting toxicity was observed (febrile neutropenia), and the dose was subsequently withheld; the patient went on to continue study treatment for three additional cycles. Results from the trial also showed that patients treated with MM-302 as a monotherapy at doses of 30, 40 and 50 mg/m2 once every four weeks had an estimated PFS of 5.6 months [95% CI 2.8 – 10.9] and a clinical benefit response rate of 37%. Stronger MM-302 activity was observed in patients not previously exposed to anthracyclines; of nine anthracycline-naïve patients treated with MM-302 as a monotherapy, five had a PFS of nine months or more. Consistent with the design of this Phase 1 clinical trial to principally test for safety and dosage tolerance, it was not designed to test for statistical significance of anti-tumor activity.

We anticipate initiating a Phase 2 clinical trial of MM-302 in patients with ErbB2 (HER2)-positive breast cancer in 2014.

MM-302 companion diagnostic development

We believe that deposition of nanotherapeutics such as MM-302 in the tumor may be important to efficacy. We are exploring development of in vivo companion diagnostics that take the form of imaging agents that may help identify patients likely to benefit from nanotherapeutics by enabling the measurement of deposition in patient tumors and excluding those patients with low deposition whose tumors are therefore unlikely to respond to treatment with a nanotherapeutic. We are currently evaluating nanotherapeutic formulations of various agents imaged by PET/CT scan and other modalities to assess the potential for measuring deposition.

MM-151

MM-151 overview

MM-151 is an oligoclonal therapeutic consisting of a mixture of three fully human monoclonal antibodies designed to bind to non-overlapping epitopes of EGFR (ErbB1). An oligoclonal therapeutic is a mixture of two or more distinct monoclonal antibodies. EGFR (ErbB1) has long been recognized as an important drug target in several malignancies, including lung, breast, colon, pancreatic and head and neck cancers. We are conducting a Phase 1 clinical trial of MM-151 in patients with refractory solid tumors.

Based on our preclinical research, we believe that MM-151 may offer the following advantages over other EGFR (ErbB1) inhibitors:

•	MM-151 is designed to block the signal amplification that our research suggests occurs in the EGFR (ErbB1) pathway. Binding to multiple epitopes of EGFR (ErbB1) may result in superior signal inhibition compared to currently marketed EGFR (ErbB1) therapies, which only bind to one epitope.

•	MM-151 is designed to inhibit the signaling that results from the binding of a full range of EGFR (ErbB1) ligands. In contrast, currently marketed therapies block the signaling of only a subset of these ligands. As a result, a broader patient population may derive clinical benefit from MM-151.

•	Tumors treated with marketed monoclonal antibodies directed at EGFR (ErbB1), such as cetuximab and panitumumab, often develop resistance to these therapies. We hypothesize that this resistance often results from the production by the tumor of a different type of ligand that binds to EGFR (ErbB1). Because MM-151 is designed to block a full range of EGFR (ErbB1) ligands, resistance to treatment with MM-151 may be delayed or reduced compared to existing therapies.

We believe that there may be the potential to expand MM-151 into indications in which targeted EGFR (ErbB1) therapies are not currently approved, but which our preclinical research indicates should contain patients who will respond to these therapies. Potential indications include lung cancer, triple negative breast cancer and colorectal cancer.

MM-151 Phase 1 clinical trial

We are conducting a Phase 1 clinical trial of MM-151 as a monotherapy and in combination with irinotecan in patients with solid tumors. The Phase 1 clinical trial will assess the safety of MM-151 and determine the recommended Phase 2 dose. Four sites are participating in this trial.

We anticipate initiating a Phase 2 clinical trial of MM-151 in 2014.

MM-151 companion diagnostic development

We are focusing our diagnostic efforts for MM-151 on the identification of key biomarkers that will indicate which patient populations are likely to benefit from MM-151 treatment.

MM-141

MM-141 overview

MM-141 is a fully human tetravalent bispecific antibody designed to inhibit signaling of the PI3K/AKT/mTOR pathway initiated by the insulin-like growth factor 1 receptor, or IGF-1R, and ErbB3 cell surface receptors. A tetravalent bispecific antibody is a single molecule that has four binding sites, two for each of two different target cell surface receptors. PI3K/AKT/mTOR signaling is often activated in cancers in response to stress induced by chemotherapies or targeted anti-cancer medicines and is believed to play a significant role in promoting tumor cell survival. We are conducting a Phase 1 clinical trial of MM-141 as a monotherapy and in a combination therapy setting in patients with solid tumors.

We designed MM-141 to suppress the PI3K/AKT/mTOR signaling pathway by reducing the levels of IGF-1R and ErbB3 receptor complexes that trigger the pathway. Based on our preclinical research, we believe that MM-141 may offer the following advantages compared to antibodies that solely target IGF-1R or ErbB3:

•	MM-141 is a tetravalent antibody that binds to both IGF-1R and ErbB3 with high affinity and avidity.

•	MM-141 is designed to block pro-survival signaling of major activators of PI3K/AKT/mTOR, such as heregulin, IGF-1 and IGF-2.

•	MM-141 is designed to block mutual compensation in IGF-1R and ErbB3 mediated activation of PI3K/AKT/mTOR by co-inhibiting both targets.

•	MM-141 is designed to degrade IGF-1R and ErbB3 containing receptor complexes that are commonly activated in tumors in response to PI3K/AKT/mTOR inhibition by a small molecule or an antibody.

•	MM-141 appears not to activate the immune system, which reduces the chance of off-target adverse events.

MM-141 Phase 1 clinical trial

We are conducting a Phase 1 clinical trial of MM-141 in both a monotherapy and a combination therapy setting in patients with solid tumors. This is a Phase 1 dose-escalation study evaluating safety and tolerability and pharmacokinetic and pharmacodynamic properties of MM-141 as a monotherapy and in combination with everolimus or with nab-paclitaxel and gemcitabine. The purpose of this trial is to assess the safety of MM-141 and identify the recommended Phase 2 dose. The monotherapy portion of this Phase 1 clinical trial has been completed.

We anticipate initiating a Phase 2 clinical trial of MM-141 in 2014.

MM-141 companion diagnostic development

We are conducting research and development on an in vitro companion diagnostic for MM-141 that will help to determine which patients will derive benefits from the drug alone or in combination with other therapies, while experiencing a satisfactory safety profile. This research is focused on identifying pathway-relevant biomarkers and assessing their correlation with the magnitude of patient response to MM-141.

Preclinical Product Candidates

We are developing our preclinical product candidates for a range of solid tumor indications. Our most advanced preclinical candidates are MM-310, a targeted nanotherapeutic, and MM-131, a multispecific antibody.

Network Biology

Network Biology is what we call our proprietary systems biology-based approach to biomedical research. The goal of Network Biology is to understand how the complex molecular interactions that occur within cell signaling pathways, or networks, regulate cell decisions and how network dysfunction leads to disease. This platform utilizes proprietary, dynamic biological data generated in a high-throughput method in which we test multiple biological or chemical parameters using engineering, analytical and modeling expertise, and from which we build computational models of cell biology to further our drug discovery, design and predictive development. To execute Network Biology, we have developed an expertise in generating kinetic data, describing molecular changes or interactions over time, to illuminate the dynamic interactions that occur within biological systems. We apply Network Biology throughout the research and development process, including for target identification, lead compound design and optimization, diagnostic discovery, in vitro and in vivo predictive development and the design of clinical trial protocols.

Our models are constructed and validated using internally generated and proprietary data sets. Following the validation of a comprehensive model of a cell signaling network, we are able to use the model for drug discovery. Contrary to traditional methods, our discovery work takes place in silico, or using the model for simulation. We believe that this approach is more efficient and productive for drug discovery and development than traditional approaches.

As one example, we identified ErbB3, the target of MM-121, using our proprietary model of the ErbB signaling network after conducting a sensitivity analysis on its signaling process. Although the ErbB pathway has been extensively targeted by cancer therapeutics, we believe that understanding the relative importance of the different components of the ErbB network is central to identifying an attractive drug target and a therapeutic directed at this target. In this case, we built a computational model of the ErbB signaling network that includes the most potent ErbB receptor ligands, as well as known and novel ErbB inhibitors. We populated the model with proprietary dynamic data that we generated from our experiments. The model describes in mathematical equations 700 biochemical reactions representing the ErbB signal transduction network, and identified ErbB3 as the key node in response to both ErbB3- and EGFR (ErbB1)-binding ligands. We then used this insight to develop MM-121.

Ultimately, we believe that Network Biology will result in better treatments for complex diseases by providing broader insight into disease and the potential therapeutic alternatives for physicians and patients. Using Network Biology, we are incorporating the identification of biomarkers and the development of companion diagnostics into the drug development process. We believe that integrated medicines may enable physicians to deliver the right drug to the right set of patients at the right time. This may improve patient outcomes by providing improved therapeutics along with the diagnostic information to guide physician treatment decisions, reduce the overall costs of treating and caring for cancer patients, and provide a basis for seeking favorable reimbursement of approved drugs from payors because of the benefits to patients.

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

Although our initial focus is oncology, we believe that our Network Biology approach is applicable to a broad range of therapeutic areas beyond cancer, including bone and joint conditions, infectious disease, inflammation, central nervous system disease and other areas of medicine with high unmet needs. While we may pursue some of these disease areas directly ourselves, because of the potential of very broad applicability of our Network Biology approach, our plan is to pursue many or all of these other areas through collaborations, licenses and other arrangements with third parties. As an example, in 2010, we established Silver Creek Pharmaceuticals, Inc., or Silver Creek, to apply our Network Biology approach to the research, development and commercialization of pharmaceuticals in the regenerative medicine field. Silver Creek is now a majority owned subsidiary of ours with the minority equity held by third-party investors.

Therapeutic Design Capabilities

We apply the insights about cell signaling dynamics that we gain from Network Biology across a range of therapeutic technologies to design drug candidates that we believe can be efficiently delivered to the selected molecular target. We believe that the best therapies for the oncology indications that we are pursuing are targeted therapies that, in contrast with conventional chemotherapies, are highly selective for the molecular mechanisms that we are seeking to affect and, as a result, offer the potential for significant efficacy and safety benefits. Two such targeted therapies are human monoclonal antibodies and nanotherapeutics.

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

Manufacturing

We manufacture drug substance for use in our clinical trials and research and development efforts for all of our therapeutic product candidates using current good manufacturing practices, or cGMP, at our approximately 13,500 square foot multi-product facility located at our corporate headquarters in Cambridge, Massachusetts. We have the capabilities to manufacture antibodies, nanotherapeutics and antibody-targeted nanotherapeutics.

Our manufacturing facility is comprised of multiple independent clean rooms, includes three 1,000 liter single-use bioreactors, and has capacity to produce approximately 50 kilograms of antibodies per year. As of January 31, 2014, we employed approximately 84 employees in manufacturing activities.

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

We have optimized the Phase 2 production process of MM-398 and produced material for our Phase 3 clinical trial at our manufacturing facility. We filed a chemistry manufacturing and controls amendment with the FDA in October 2011 and are currently using the MM-398 product that we manufactured for our Phase 3 clinical trial.

We believe that we can scale our manufacturing processes to support our clinical development programs and the potential commercialization of our product candidates. If any of our product candidates are approved for marketing by the FDA or any other regulatory agency, we intend to oversee the manufacturing of these products, other than MM-121, which Sanofi now manufactures according to the terms of our collaboration agreement.

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

We are leveraging our manufacturing capabilities to manufacture drug product on behalf of a third-party pharmaceutical company, and may enter into additional agreements to do so in the future. In November 2013, we entered into an agreement with Watson Laboratories, Inc., or Actavis, as more fully described below, pursuant to which we will utilize our nanoliposomal manufacturing capabilities to develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection to Actavis. Under this agreement, we have also agreed to develop additional products for Actavis, the identities of which will be mutually agreed upon in the future.

Sales and Marketing

As our lead product candidates are still in clinical development, we are in the planning stages of establishing our sales, marketing and product distribution infrastructure. We generally expect to retain commercial rights in the United States and Europe for our oncology product candidates, other than MM-121, for which we receive marketing approvals. We believe that it is possible to access these markets through a focused, specialized field force.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. There are many generic products currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

The initial focus of our business is to develop therapeutics and companion diagnostics for the treatment of solid tumor cancers. Cancer is the second most common cause of death in the United States, exceeded only by heart disease, and accounts for almost one of every four deaths in the United States. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including the active ingredients in MM-398 and MM-302. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of solid tumors and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from solid tumor cancers remains high.

The following table sets forth information about the incidence and selected treatments for some of the solid tumor cancers for which we are developing therapeutic product candidates and companion diagnostics. The U.S. estimated annual incidence is based on information from the American Cancer Society, Cancer Fact & Figures 2014.

Tumor Type	U.S. Annual Incidence	Selected Marketed Therapies
Breast	235,030	trastuzumab (Herceptin®); docetaxel (Taxotere®); paclitaxel (Taxol®, Abraxane®); capecitabine (Xeloda®); tamoxifen (Nolvadex®, Soltamox®); anastrazole (Arimidex®); letrozole (Femara®); exemestane (Aromasin®); ado-trastuzumab emtansine (Kadcyla®); pertuzumab (Perjeta®); everolimus (Afinitor®)

Lung and bronchus	224,210	docetaxel (Taxotere); gemcitabine (Gemzar®); pemetrexed (Alimta®); gefitinib (Iressa®); erlotinib (Tarceva®); bevacizumab (Avastin®); paclitaxel (Taxol, Abraxane)

Colorectal	136,830	oxaliplatin (Eloxatin®); irinotecan (Camptosar®); bevacizumab (Avastin); cetuximab (Erbitux®); panitumumab (Vectibix®)

Pancreatic	46,420	nab-paclitaxel (Abraxane); gemcitabine (Gemzar); erlotinib (Tarceva)

Liver	33,190	sorafenib (Nexavar®)

Tumor Type	U.S. Annual Incidence	Selected Marketed Therapies
Brain and other nervous system cancers	23,380	temozolomide (Temodar®); carmustine (BiCNU®); polifeprosan 20 with carmustine implant (Gliadel®); bevacizumab (Avastin)

Gastric	22,220	capecitabine (Xeloda); trastuzumab (Herceptin); docetaxel (Taxotere); oxaliplatin (Eloxatin); epirubicin (Ellence®)

Ovarian	21,980	liposomal doxorubicin (Doxil); bevacizumab (Avastin); paclitaxel (Taxol, Abraxane); gemcitabine (Gemzar)

In addition to the marketed and generic therapies for solid tumors, there are also a number of products in late stage clinical development to treat solid tumors. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

Collaboration and License Agreements

We are party to a number of collaboration agreements for the development and commercialization of our product candidates and license agreements under which we license patents, patent applications and other intellectual property. We consider the following collaboration and license agreements to be material to our business.

Actavis

In November 2013, we and Actavis entered into a development, license and supply agreement pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or initial product, to Actavis, which Actavis will process into finished product and commercialize globally. We also agreed to develop additional products for Actavis, the identities of which will be mutually agreed upon in the future. We are eligible to receive up to $15.5 million under the agreement, including $2.0 million upfront and the remainder in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit share of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

The agreement will expire with respect to each product ten years after Actavis’ first sale of such product, unless terminated earlier, and will automatically renew for additional two year periods thereafter unless either party provides notice of non-renewal. Either party may terminate the agreement in the event of an uncured material breach or bankruptcy filing by the other party. Actavis may also terminate the agreement for convenience in specified circumstances upon 90 days’ prior written notice.

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

Under the agreement, Sanofi paid us a non-refundable upfront license fee of $60 million. Sanofi is also responsible for all development and manufacturing costs under the collaboration. In addition, we could receive under the agreement up to an aggregate of $410 million from Sanofi upon the achievement of specified development and regulatory milestones and an additional $60 million based on the achievement of specified sales milestones. We have received $25 million to date based on our achievement of three clinical milestones. Under the agreement, we are entitled to tiered, escalating royalties beginning in the sub-teen double digits based on net sales of MM-121 in the United States and beginning in the high single digits based on net sales of MM-121 outside the United States. In general, Sanofi’s obligation to pay us royalties continues on a product-by-product and country-by-country basis until the latest of the expiration of the patent rights covering the product in such country, the expiration of all data and regulatory exclusivity applicable to the product in such country or ten years after the first commercial sale of the product in such country. If we co-promote MM-121 in the United States, we will be responsible for paying our sales force costs and a specified percentage of direct medical affairs, marketing and promotion costs for MM-121 in the United States and will be eligible to receive tiered, escalating royalties beginning in the high teens based on net sales of MM-121 in the United States. We are also entitled to an increase in the royalty rate on a product-by-product and country-by-country basis if a diagnostic product is actually used in the treatment of solid tumor indications with a particular therapeutic product.

Under the agreement, we are obligated to pay all licensing costs for specified third-party patent rights that we or Sanofi may in the future license for the development and commercialization of MM-121. The third-party patent rights for which we are required to pay all licensing costs consist of the patent rights that are the subject of two European Patent Office opposition proceedings and related counterparts worldwide. See Item 3. Legal Proceedings in this Annual Report on Form 10-K for more information. We share the licensing costs for other third-party patent rights that we or Sanofi have licensed or may in the future license for the development and commercialization of MM-121 through specified deductions that Sanofi is permitted to take against the royalties Sanofi pays to us. The third-party patent rights for which we share the costs with Sanofi include rights that we have licensed from Dyax Corp., or Dyax, the U.S. Public Health Service and Selexis SA, as described in more detail below.

A joint steering committee comprised of an equal number of representatives from each of Sanofi and us is responsible for reviewing and approving the global development plan for MM-121, including all budgets relating to development activities we conduct, and overseeing the parties’ development and commercialization activities with respect to MM-121. The joint steering committee also oversees a joint development committee responsible for overseeing the progress of the development program. In general, Sanofi has final decision making authority over matters on which the joint steering committee deadlocks, following escalation to designated executive officer representatives of the parties, with the exception of our retained decision making authority over the conduct of clinical trials that that we conduct in accordance with the global development plan. If necessary and at a time to be mutually agreed by the parties, we and Sanofi have agreed to form a commercialization committee, also to be overseen by the joint steering committee, that will be responsible for overseeing co-promotion activities in the United States and serving as a forum for communication between the parties regarding worldwide commercialization matters for MM-121.

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

If not terminated earlier, the agreement will expire upon expiration of all royalty and other payment obligations of Sanofi under the agreement. Either party may terminate the agreement in the event of an uncured material breach by the other party. Sanofi also may terminate the agreement for its convenience upon 180 days’ prior written notice. In addition, we may terminate the agreement if Sanofi challenges or supports any challenge of our licensed patent rights.

In June 2012, we entered into a right of review agreement with Sanofi pursuant to which, if we determine to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in our pipeline, we will notify Sanofi of such opportunity. Following such notice, Sanofi will have a specified period of time to review the opportunity and determine whether to exercise an additional right to exclusively negotiate an agreement with us with respect to such opportunity for a specified period of time. If Sanofi does not exercise such right of negotiation, we may enter into negotiations with third parties with respect to the opportunity, provided that we may only enter into an agreement with a third party with respect to those countries that were initially offered to Sanofi. On the other hand, if Sanofi does exercise such right of negotiation but we and Sanofi do not reach a mutually acceptable agreement during the negotiation period, we may enter into negotiations with third parties with respect to the opportunity, provided that we may not enter into an agreement within a specified period of time following the end of the negotiation period if either (i) the agreement involves countries that were not previously offered to Sanofi or (ii) the terms and conditions of such agreement are materially more favorable to the third party than what was previously offered by Sanofi. If we propose to enter into any third-party agreement described in the provisos of the preceding two sentences, we must first offer the same terms and conditions to Sanofi. In addition, if we intend to spin out certain of our research and development activities to a newly established, partially owned subsidiary, we will notify Sanofi prior to the initial fundraising for such spin-out. Following such notice, Sanofi will be entitled to review the proposed investment terms, although the final terms and participants of such investment will be determined solely by the board of directors of the spin-out. The right of review terminates on April 1, 2017.

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

Multiple executive committees were formed under the agreement, each comprised of an equal number of representatives from each party. The steering committee is responsible for reviewing and approving changes to the development plan, providing overall strategic direction with respect to development of MM-398 under the development plan and overseeing other committees. The steering committee is also responsible for resolving any disputes arising under the agreement at the steering committee or that are referred to it by any of the other committees. If a matter is unresolved by the steering committee, it may be referred for resolution to executive officers from both companies. We have final decision making authority on any such matter not resolved by the executive officers that relates to the worldwide development of MM-398 or commercialization of MM-398 outside of Taiwan. The development committee is responsible for recommending to the steering committee changes to the development plan and overseeing the progress of the development program and monitoring the parties’ compliance with their respective obligations under the development plan.

Upon expiration of all royalty and other payment obligations due to PharmaEngine under this agreement on a country-by-country basis, the licenses granted under the agreement will be deemed to be perpetual, fully paid-up and irrevocable with respect to the licensed product in such country. Either party may terminate the agreement in the event of an uncured material breach by the other party. In addition, at any time after May 2013, we may terminate the agreement for convenience upon 90 days’ prior written notice. If PharmaEngine terminates this agreement in its entirety or with respect to Europe or the Asian territories because of our material breach, or if we terminate the agreement for convenience with respect to Europe or the Asian territories, then we are required to grant PharmaEngine a license under our technology and rights with respect to MM-398 in Europe or the Asian territories, as applicable, and PharmaEngine is required to pay us single-digit royalties for net sales of MM-398 in such territories.

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

This agreement will remain in effect, unless terminated earlier, for so long as we or any of our affiliates or sublicensees continue to develop or commercialize products that remain royalty-bearing under the agreement. Either party may terminate the agreement in the event of an uncured material breach by the other party. We also may terminate the agreement in its entirety or on a product-by-product basis at any time upon 90 days’ prior written notice.

Adimab

In November 2009, we entered into a collaboration agreement with Adimab LLC, or Adimab, to allow us to evaluate the utility of using antibodies identified during the collaboration as therapeutics or diagnostics. Under the agreement, Adimab granted to us a worldwide, non-exclusive, royalty free right to use materials provided by Adimab to perform non-clinical research during the evaluation term. Adimab also granted to us an option to obtain the assignment of specified patent rights claiming the selected antibodies and a license under Adimab’s background patent rights and know-how for the development and commercialization of the antibodies.

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

The term of the agreement expires on a country-by-country basis on the earliest date after which no payments are due to Adimab, unless earlier terminated. Either party may terminate the agreement in the event of an uncured material breach by the other party. In addition, we may terminate the agreement at any time upon 90 days’ prior written notice.

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

If not terminated earlier, this agreement terminates upon the later of nine years from the market introduction of the last licensed product that contains the licensed biological materials or the expiration of all patent rights licensed under this agreement. At such time, we will have a perpetual, fully paid, world-wide, non-exclusive license. The Regents may terminate the agreement in the event of an uncured material breach by us. We may terminate the agreement on a country-by-country basis at any time upon 60 days’ prior written notice.

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

If not terminated earlier, this agreement terminates upon the expiration or abandonment of all patents licensed under this agreement. The Regents may terminate the agreement in the event of an uncured material breach by us. We may terminate the agreement on a country-by-country basis at any time upon 60 days’ prior written notice.

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

As of January 31, 2014, we owned 14 issued U.S. patents and four allowed U.S. patent applications, four issued patents in Europe, and 37 issued patents and seven allowed patent applications in other jurisdictions, as well as 32 pending U.S. provisional and non-provisional patent applications and 216 pending foreign patent applications in Europe and other jurisdictions. As of January 31, 2014, we also co-owned one U.S. and 49 pending foreign patent applications with Sanofi, as well as one U.S. non-provisional and seven foreign patent applications with Silver Creek. As of January 31, 2014, we had licenses to 41 U.S. patents and five pending U.S. patent applications, as well as numerous foreign counterparts to many of these patents and patent applications. Of these licensed patents and patent applications, we license the majority on an exclusive basis, with the rest licensed non-exclusively to us. The exclusive licenses are, in some cases, limited to certain technical fields, for example for medical and diagnostic purposes.

The patent portfolios for our six most advanced product candidates as of January 31, 2014 are summarized below.

MM-398

Our MM-398 patent portfolio is wholly owned by us and includes two issued U.S. patents, two allowed U.S. patent applications, and one other pending U.S. patent application covering the composition of and methods of making and using MM-398, all of which expire or, if issued, will expire in 2025, except for one U.S. patent and one allowed application that expire in 2028. Related international patent applications have issued or been allowed in seven countries and are pending in Europe and a number of other countries. These international patents and patent applications, if issued, will expire in 2025. Our MM-398 portfolio further includes one pending PCT dosage and administration patent application that is eligible for worldwide filings that, if issued, will expire in 2033.

MM-121

Our MM-121 patent portfolio is wholly owned by us, with the exception of:

•	one method of use application that has been filed in the United States and 28 foreign jurisdictions worldwide, which is co-owned with Sanofi and, if issued, will expire in 2032;

•	four method of use applications that are co-owned with Sanofi that have been filed in 11 foreign jurisdictions; and

•	one family of U.S. patents broadly covering anti-ErbB3 antibodies, the last of which will expire in 2016, that are licensed non-exclusively from the U.S. Public Health Service, a division of the U.S. Department of Health and Human Services.

Our wholly owned MM-121 portfolio includes a U.S. composition of matter patent, six issued foreign patents, and one allowed and one other pending U.S. patent application. In foreign jurisdictions, one related patent is issued in Europe and five other jurisdictions, and two applications are pending in Europe and 16 other jurisdictions; these expire or, if issued, will expire in 2028.

Pending method of use and diagnostic patents in this portfolio also include:

•	one U.S. provisional patent application that will be used as the basis of a PCT application, for which international patents, if issued, would expire in 2034;

•	one PCT application that is eligible for worldwide filings that, if issued, will expire in 2033;

•	one U.S. and 16 foreign patent applications that, if issued, will expire in 2032;

•	one U.S. and 10 foreign patent applications that, if issued, will expire in 2032;

•	one U.S. and 17 foreign patent applications that, if issued, will expire in 2031; and

•	one issued U.S. patent and two pending U.S. patent applications, related issued foreign patents in Europe and four other jurisdictions, and related pending foreign applications in 12 other jurisdictions that, if issued, will expire in 2029.

MM-111

Our MM-111 patent portfolio includes five wholly owned, pending U.S. patent applications covering the composition of, and method of use and diagnostics for, MM-111 that, if issued, will expire between 2029 and 2032. This portfolio also includes one PCT application that remains eligible for worldwide filings that, if issued, will expire in 2033. This portfolio also includes 50 related patent applications pending in Europe and a number of other jurisdictions that, if issued, will expire between 2028 and 2032.

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

MM-302

Our MM-302 patent portfolio includes one wholly owned pending U.S. non-provisional application and nine foreign dosage and administration patent applications that, if issued, will expire in 2031; two PCT applications (one combination therapy and one diagnostic) that remain eligible for worldwide filings that, if issued, will expire in 2033; and two U.S. provisional applications (one combination therapy and one diagnostic) that may be used to establish non-provisional applications that, if issued, will expire in 2034. This portfolio also includes the following exclusively licensed issued U.S. patents:

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

MM-151

Our MM-151 patent portfolio is wholly owned and includes one U.S. and 10 foreign patent applications covering compositions, methods of use and diagnostics that is eligible for worldwide filings that, if issued, will expire in 2032. This portfolio also consists of one pending U.S. composition of matter and method of use patent application and 13 related pending foreign applications that, if issued, will expire in 2031, and one allowed U.S. and a related pending European diagnostic patent application that, if issued, will expire in 2032.

MM-141

Our MM-141 patent portfolio is wholly owned and consists of three pending patent applications. One of these pending patent applications covers the principle and methods of co-targeting IGF-1R and ErbB3 in human disease and is pending in the US, Europe, Canada, Australia and Japan, and if issued will expire no sooner than 2030. A second patent family covering compositions, methods of use, and disease indications has an issued U.S. patent, a pending U.S. patent application, and is pending in Europe and 7 other foreign jurisdictions. These patents and patent applications expire, or will expire, no sooner than 2032. A third pending application is an international application that remains eligible for worldwide filing in all PCT countries and covers compositions, methods of use, disease indications and drug combination regimens related to MM-141, and if issued will expire no sooner than 2033.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors, including those involved in the filing of a biologics license application, or BLA, or a new drug application, or NDA.

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

In August and December 2010, Silver Creek issued and sold an aggregate of 4,189,904 additional shares of its Series A preferred stock at a price per share of $1.00 to other investors for an aggregate purchase price of $4,189,904. In addition, on December 21, 2012, Silver Creek entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders, which did not include us, in aggregate principal amounts of $1.6 million in December 2012, $0.3 million in February 2013 and $0.6 million in December 2013. The convertible notes bore interest at 6%. The notes matured and converted, along with accrued interest of $0.1 million, into 2,603,281 shares of Silver Creek Series A preferred stock on December 31, 2013. As of January 31, 2014, we owned approximately 64% of the outstanding capital stock of Silver Creek, making Silver Creek a majority owned subsidiary of ours.

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

United States drug and biological product approval process

In the United States, the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil penalties and criminal prosecution.

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug or biological product for each indication;

•	submission to the FDA of an NDA or BLA, as applicable;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

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

Clinical trials

Clinical trials involve the administration of the investigational new drug to human subjects—healthy volunteers or patients—under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug or biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, side effects associated with increasing doses, pharmacological action, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•	Phase 2: The drug or biological product is administered to a limited patient population to identify common adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: The drug or biological product is administered to an expanded patient population in adequate and well-controlled clinical trials, typically at geographically dispersed clinical trial sites, to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to permit the FDA to evaluate the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Disclosure of clinical trial information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public on the ClinicalTrials.gov website as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s pharmacology chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2,169,000, and the sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, currently exceeding $104,000 per product and $554,000 per establishment. These fees are typically increased annually.

The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after receipt before accepting them for filing based on the agency’s threshold determination that they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs and BLAs. Most such applications for non-priority products are reviewed within ten to twelve months after filing, and most applications for priority review products, that is, drugs and biologics that the FDA determines represent a significant improvement over existing therapy, are reviewed in six to eight months after filing. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or biological products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

After the FDA’s evaluation of the NDA or BLA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug or biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as changes in indications, manufacturing changes and labeling, are subject to further testing requirements and FDA review and approval.

Fast track designation

The FDA is required to facilitate the development and expedite the review of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug or biologic candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

In addition to other benefits, such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review

Under FDA policies, a product candidate may be eligible for priority review, or review within a six to eight month time frame from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Products regulated by the FDA’s Center for Biologics Evaluation and Research are eligible for priority review if they provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. A fast track designated product candidate would ordinarily meet the FDA’s criteria for priority review.

Accelerated approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based on a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough therapy designation

The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request.

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

The Hatch-Waxman Act

Abbreviated new drug applications

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the ANDA applicant does not challenge the listed patents, the ANDA will not be approved until all the listed patents claiming the referenced product have expired.

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

Patent term extension

After NDA approval, owners of relevant drug patents may apply for up to a five year patent term extension. The allowable patent term extension is calculated as half of the drug’s testing phase, based on the time between IND application and NDA submission, and all of the review phase, based on the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

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

Section 505(b)(2) new drug applications

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application.

Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Combination products

A combination product is a product comprised of (i) two or more regulated components (i.e., drug/device, biologic/device, drug/biologic or drug/device/biologic) that are physically, chemically, or otherwise combined or mixed and produced as a single entity; (ii) two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products; (iii) a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product where both are required to achieve the intended use, indication, or effect and where, upon approval of the proposed product, the labeling of the approved product would need to be changed (e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose); or (iv) any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

The FDA is divided into various branches, or Centers, by product type. Different Centers typically review drug, biologic or device applications. In order to review an application for a combination product, the FDA must decide which Center should be responsible for the review. FDA regulations require that the FDA determine the combination product’s primary mode of action, or PMOA, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product that generates the PMOA or that has expertise in the relevant therapeutic area becomes the lead evaluator. If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product. When evaluating an application, a lead Center may consult other Centers but still retain complete reviewing authority, or it may collaborate with another Center, by which the lead Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple evaluations is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each application may be evaluated by a different lead Center.

Biosimilars law

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to create a new licensure framework for biosimilar products, which could ultimately subject our biological products to competition. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a referenced, branded biologic product. Previously, there had been no licensure pathway for such biosimilar or interchangeable products. For purposes of the BPCIA, a reference product is defined as the single biological product licensed under a full BLA against which a biological product is evaluated in an application submitted under a follow-on BLA. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver by the Secretary of the U.S. Department of Health & Human Services. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. No biosimilar or interchangeable products have been approved under the BPCIA to date. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.

The BPCIA also created a 12-year period of reference product exclusivity, which can be extended to 12 1⁄2 years with pediatric exclusivity. The 12-year exclusivity period begins on the date of first licensure of the reference product under the PHSA and during which the licensure of a follow-on application for a biosimilar or interchangeable product cannot be made effective. During the first four years (or four and one-half years with pediatric exclusivity) of the 12-year period, an application for a biosimilar or interchangeable version of the reference product cannot be submitted to the FDA.

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

The FDA has not yet issued proposed regulations setting forth its interpretation of the BPCIA’s exclusivity provisions and it is unclear when the FDA will do so.

In addition to creating a 12-year period of reference product exclusivity, the BPCIA clarifies the interaction of that exclusivity with orphan drug exclusivity, such that the licensure of a biosimilar or interchangeable version of a reference product that was designated and approved as an orphan drug may only occur after the later of the expiration of any applicable seven-year orphan drug exclusivity or the 12-year reference product exclusivity (or seven and one-half years and 12 1⁄2 years with pediatric exclusivity).

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

Our investigational biological products, if approved, could be considered reference products entitled to 12-year exclusivity. Even if our products are considered to be reference products eligible for exclusivity, another company could market a competing version of any of our biological products if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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

FDA officials have indicated that the agency intends to publish guidance that, when finalized, would address issues critical to developing in vitro companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. The draft guidance issued in July 2011 states that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic. Although still in draft, this guidance represents the FDA’s current practice. The FDA has yet to issue final guidance, and it is unclear when it will do so, or what the scope would be.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain PMA, simultaneously with approval of the drug or licensure of the biologic. Based on the draft guidance, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require one or more of our in vitro companion diagnostics to obtain PMA for our companion diagnostics to identify patient populations suitable for our cancer therapies, such as the in vitro companion diagnostic for MM-121. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by CDER and by the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

Our in vivo companion diagnostics, which are in the form of imaging agents, are regulated as drugs by CDER and, as such, are generally subject to the regulatory requirements applicable to other new drug candidates.

PMA pathway

A medical device, including an in vitro diagnostic, or IVD, to be commercially distributed in the United States must receive either 510(k) clearance or PMA (or be a Class I exempt device that does not require pre-market review) from the FDA prior to marketing. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in Class III requiring PMA. The PMA pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA pathway generally takes from one to three years or even longer from submission of the application.

A PMA application for an IVD must provide extensive preclinical and clinical trial data. Preclinical data for an IVD includes many different tests, including how reproducible the results are when the same sample is tested multiple times by multiple users at multiple laboratories. The clinical data need to establish that the test is sufficiently safe, effective and reliable in the intended use population. In addition, the FDA must be convinced that a device has clinical utility, meaning that an IVD provides information that is clinically meaningful. A biomarker’s clinical significance may be obvious, or the applicant may be able to rely upon published literature or submit data to show clinical utility.

A PMA application also must provide information about the device and its components regarding, among other things, device design, manufacturing and labeling. The sponsor must pay an application fee.

As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate design control, testing, control, documentation and other quality assurance procedures.

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

During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval.

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

All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an Investigational Device Exemption, or IDE, application prior to initiation of investigational use. IVD trials usually do not require an IDE, as the FDA does not judge them to be a significant risk because the results do not affect the patients in the study. However, for a trial where the IVD result directs the therapeutic care of patients with cancer (companion diagnostics), we believe that the FDA would consider the investigation to present significant risk and require an IDE.

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

During the trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. Prior to granting PMA, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with applicable requirements.

Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

Post-market

After a device is on the market, numerous regulatory requirements apply. These requirements include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off label” uses, the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur, and the Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

The FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines, injunctions and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for PMA of new products; withdrawing PMAs already granted; and criminal prosecution.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-marketing testing, including phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the OS benefit of the drug or biologic.

In addition, drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs and biological products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

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

Additional provisions

Anti-kickback and false claims laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The Patient Protection and Affordable Care Act, or the PPACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the PPACA amended the federal false claims law such that a violation of the federal healthcare program anti-kickback statute can serve as a basis for liability under the federal false claims law. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

New legislation and regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. For example, the BPCIA and the Food and Drug Administration Safety and Innovation Act, or the FDASIA, were enacted in 2010 and 2012, respectively. The FDASIA is a broad, sweeping law that establishes new user fee programs and provides the FDA with new authority in the areas of drugs, biologics and medical devices. In particular, the FDASIA provides the FDA with new inspection authorities. A drug or biologic will be considered adulterated, with possible resulting civil and criminal penalties, if the owner or operator of the establishment where it is made, processed, packed or held delays, denies, limits or refuses inspection. The FDASIA also replaces the biennial inspection schedule for drugs and biologics with a risk-based inspection schedule. The law grants the FDA authority to require a drug or biologics manufacturer to provide, in advance or instead of an inspection, and at the manufacturer’s expense, any records or other information that the agency may otherwise inspect at the facility. The FDASIA also permits the FDA to share inspection information with foreign governments under certain circumstances. The FDASIA also provides the FDA with additional authority to exercise against manufacturers of drugs or biologics that are not adhering to pediatric study requirements, which apply even if the manufacturer is not seeking to market the drug or biologic to pediatric patients. As of April 2013, the FDA must issue non-compliance letters to companies who do not meet the pediatric study requirements. The company has an opportunity to respond, and the non-compliance letter and company response will become publicly available. The FDASIA is complex and has yet to be interpreted and implemented by the FDA. In the area of companion diagnostics, FDA officials indicated in 2010 that the agency planned to issue two guidances in this area. The FDA issued one draft guidance in July 2011. The FDA has yet to issue a second draft guidance and may decide not to issue a second draft guidance or finalize the existing draft guidance. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

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

Pharmaceutical coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees

As of January 31, 2014, we had 254 full-time employees, including a total of 86 employees with M.D. or Ph.D. degrees. Of these full-time employees, 216 employees are engaged in research, development and manufacturing. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Corporate Information

We were originally incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated under the laws of the State of Delaware in October 2010. Our principal executive offices are located at One Kendall Square, Suite B7201, Cambridge, MA 02139, and our telephone number is (617) 441-1000.

Information Available on the Internet

We maintain a website with the address www.merrimackpharma.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “SEC Filings” section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also make available on our website our corporate governance guidelines, the charters for our audit committee, corporate governance and nominating committee, organization and compensation committee and executive committee, and our code of business conduct and ethics, which applies to our directors, officers and employees, and such information is available in print and free of charge to any of our stockholders who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Item 1A. Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $130.7 million for the year ended December 31, 2013, $91.8 million for the year ended December 31, 2012 and $79.7 million for the year ended December 31, 2011. As of December 31, 2013, we had an accumulated deficit of $572.2 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2013, we had outstanding borrowings in an aggregate principal amount of $40.0 million under a Loan and Security Agreement, or Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. In addition, on July 17, 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. We could in the future incur additional indebtedness beyond such amounts.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We currently do not generate cash flow from operations and, in the future, our business may not generate cash flow from operations, sufficient to service our debt and make necessary capital expenditures. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity or debt financing on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities at all or engage in these activities on desirable terms, which could result in a default on our debt obligations or future indebtedness.

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

We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of December 31, 2013, anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund operations into 2015. In the event that we obtain favorable results from our Phase 3 clinical trial of MM-398, we expect that anticipated additional expenses in 2014 related to the commercialization of MM-398 will be offset by cash received from potential collaboration opportunities. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our six most advanced product candidates;

•	the success of our collaborations with Sanofi related to MM-121 and PharmaEngine related to MM-398;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates outside the United States and Europe.

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

We have invested a significant portion of our efforts and financial resources in the acquisition of rights to MM-398 and the development of our five other most advanced product candidates for the treatment of various types of cancer. All of our therapeutic product candidates are still in preclinical and clinical development. Our ability to generate product revenues, which we do not expect will occur until 2015 at the earliest, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of our product candidates, which include both our therapeutic product candidates and companion diagnostic candidates, will depend on several factors, including the following:

•	successful enrollment in, and completion of, preclinical studies and clinical trials;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States for our product candidates, including our companion diagnostics;

•	establishing commercial manufacturing capabilities, either by building such facilities ourselves or making arrangements with third-party manufacturers;

•	launching commercial sales of any approved products, whether alone or in collaboration with others;

•	acceptance of any approved products by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of any products following approval; and

•	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and successful interim results of a clinical trial do not necessarily predict successful final results.

We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate or patients may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding of a lack of clinical response or a finding that the patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates, companion diagnostics or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

For example, in a Phase 2 clinical trial of MM-121 in patients with non-small cell lung cancer, two of the three cohorts (Groups A and C) failed to meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and will no longer be enrolling patients. Additionally, we did not meet the primary endpoints in our Phase 2 clinical trials of MM-121 in patients with ovarian cancer or in patients with breast cancer, although our ongoing biomarker analysis in each trial identified a potential subpopulation of patients benefiting from MM-121 in combination with either paclitaxel or exemestane, respectively.

Preclinical and clinical data may not be predictive of the success of later clinical trials, and are often susceptible to varying interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the favorable results from a Phase 2 clinical trial of MM-398 in patients with metastatic pancreatic cancer may not be predictive of success in our Phase 3 clinical trial of MM-398 for the same indication, in particular because the trials have different efficacy endpoints and the Phase 2 clinical trial was a single arm study that did not compare MM-398 to other therapies. Our Phase 3 clinical trial, as amended, is designed to compare the efficacy of each of MM-398 as a monotherapy and MM-398 in combination with 5-FU and leucovorin against a common control of the combination of 5-FU and leucovorin. This Phase 3 clinical trial is based on an efficacy endpoint of statistically significant difference in OS.

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

If any of our product candidates, including our six most advanced product candidates, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors that may be uncertain or subjective, including:

•	the prevalence and severity of any side effects;

•	efficacy and potential advantages or disadvantages compared to alternative treatments;

•	the price we charge for our product candidates;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	our ability to successfully develop companion diagnostics that effectively identify patient populations likely to benefit from treatment with our therapeutic products;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

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

We are developing our product candidates for the treatment of solid tumors. There are a variety of available therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including the active ingredients in MM-398 and MM-302. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. This may make it difficult for us to achieve our business strategy of replacing existing therapies with our product candidates.

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

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

There may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future weakening of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

A significant portion of our clinical trial activities are conducted outside of the United States, and associated costs may be incurred in the local currency of the country in which the trial is being conducted, which costs could be subject to fluctuations in foreign exchange rates. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. A decline in the value of the U.S. dollar against currencies in geographies in which we conduct clinical trials could have a negative impact on our research and development costs. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our development costs.

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

Our business plan is to enter into distribution and other marketing arrangements for our oncology products in areas of the world outside of the United States and Europe. In addition, depending on our capital requirements, development and commercialization costs, need for additional therapeutic expertise and other factors, it is possible that we will enter into broader development and commercialization arrangements with respect to either oncology product candidates in addition to MM-121 or product candidates in other therapeutic areas in the United States or Europe or other territories. In particular, while we expect to apply our Network Biology approach to other disease areas through arrangements similar to Silver Creek, it is also possible that we will seek to enter into licensing agreements or other types of collaborations for the application of our Network Biology approach.

Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are also a party to a right of review agreement with Sanofi pursuant to which, if we determine to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in our pipeline, we will notify Sanofi of such opportunity. Following such notice, Sanofi will have a specified period of time to review the opportunity and determine whether to exercise an additional right to exclusively negotiate an agreement with us with respect to such opportunity for a specified period of time. In addition, in specified circumstances, if we subsequently propose to enter into any third-party agreement, we must first offer the same terms and conditions to Sanofi. Our right of review agreement with Sanofi could discourage other companies from engaging with us in discussions or negotiations regarding collaboration agreements.

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

We do not independently conduct clinical trials of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other international regulatory agencies require us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that adverse event data are reported within required timeframes, that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

Any other interruption of production at our manufacturing facility also could damage our business. For example, in 2009, we experienced a viral contamination at this facility that required that we shut the facility entirely for decontamination. Because of this contamination, the FDA placed a partial clinical hold on our IND for MM-121 until we submitted supporting documentation to the FDA regarding our decontamination procedures. Although we were able to resolve this issue, with the FDA lifting the partial clinical hold in April 2010, other companies have experienced similar contamination problems, and we could experience a similar problem in the future that is more difficult to resolve and could lead to a clinical hold.

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

We currently rely on third-party manufacturers for some aspects of the production of our product candidates for preclinical testing and clinical trials, including fill-finish and labeling activities. In addition, while we believe that our existing manufacturing facility, or additional facilities that we will be able to build, will be sufficient to meet our requirements for manufacturing a significant portion of drug substance for our research and development activities, we may need to rely on third-party manufacturers for some of these requirements, particularly later stage clinical trials of our antibody product candidates, and, at least in the near term, for commercial supply of any product candidates for which we obtain marketing approval.

We do not have any agreements with third-party manufacturers for the clinical or commercial supply of any of our product candidates, and we may be unable to conclude such agreements or to do so on acceptable terms. Reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with cGMP, QSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We likely will rely upon third-party manufacturers to provide us with necessary reagents and instruments to develop, test and manufacture our in vitro companion diagnostics. Currently, many reagents are marketed as Research Use Only, or RUO, products under FDA regulations. In June 2011, the FDA issued a draft guidance that outlined the FDA’s intention to impose additional restrictions on the provision of RUO products. If this guidance is finalized as drafted, we may experience difficulty securing the reagents that we need.

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

A former fill-finish third-party contractor that we used to fill and package both MM-121 and MM-111 experienced FDA inspection issues with its quality control processes that resulted in a formal warning letter from the FDA. Following a review by Sanofi and us, some MM-121 was pulled from clinical trial sites and replaced with MM-121 that was filled by a different contractor. This restocking resulted in a few patients missing one or two doses of MM-121.

The MM-111 that was being used in our clinical trials was also filled and packaged by this same contractor. The FDA inquired about the effect of this contractor’s quality issues on MM-111 clinical trial materials. Following our response to the FDA’s inquiry, the FDA requested in January 2012 that we obtain new consents from any patients enrolled in our ongoing Phase 1 clinical trials of MM-111 in connection with continued use in these trials of MM-111 material filled and packaged by this contractor. In addition, the FDA placed a partial clinical hold on these ongoing clinical trials, which restricted our ability to enroll new patients in these trials, until MM-111 material filled and packaged by a new third-party contractor that we engaged was available. This restocking is complete and resulted in a short delay in the dosing of a few patients without any patients missing a dose.

Although we have addressed the concerns of the FDA with respect to the clinical trial material filled and packaged by our former third-party contractor, it is possible that we could experience similar issues with other contractors.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent. Under the America Invents Act enacted in 2011, the United States moved to this first to file system in early 2013 from the previous system under which the first to make the claimed invention was entitled to the patent. We may become involved in opposition, interference or derivation proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We are currently engaged in two ongoing opposition proceedings to European patents in the European Patent Office to narrow or invalidate the claims of patents owned by third parties. For more information, see Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K. We have obtained favorable interim decisions in both oppositions, although both decisions are now under appeal. The ultimate outcome of these oppositions remains uncertain. If we are not ultimately successful in these proceedings, and the issued claims of the patents we are opposing were determined to be valid and construed to cover MM-121, MM-111 or MM-141, we may not be able to commercialize MM-121, MM-111 or MM-141 in some or all European countries without infringing such patents. If we infringe a valid claim of these patents, we would need to obtain a license to the patented technology, which may cause us to incur licensing-related costs. For example, under our license and collaboration agreement with Sanofi, we are obligated to pay all licensing costs for specified third-party patent rights that we or Sanofi may in the future license for the development and commercialization of MM-121, including the patent rights that are the subject of one of these opposition proceedings. However, a license to the patents that are the subject of these opposition proceedings may not be available on commercially reasonable terms or at all. As a result, we could be liable for monetary damages or we may be forced to delay, suspend, forego or cease commercializing these product candidates in some or all countries in Europe if we were found to infringe a valid claim of these patents. In addition, even if we are ultimately successful in these European opposition proceedings, such results would be limited to our activities in Europe.

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

Our product candidates, including our six most advanced product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, import, export, sampling and marketing are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA and other regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA or other regulatory agencies. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

We have obtained orphan drug designation in the United States and orphan medicinal product designation in the European Union for MM-398 for the treatment of pancreatic cancer and have obtained orphan drug designation in the United States for MM-111 for the treatment of esophageal cancer and of gastric and gastroesophageal junction cancers. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

In addition, a drug product approved under an NDA, such as MM-398 if it were to be approved, could face generic competition earlier than expected. The enactment of the Generic Drug User Fee Amendments of 2012 as part of the FDASIA established a user fee program that will generate hundreds of millions of dollars in funding for the FDA’s generic drug review program. Funding from the user fee program, along with performance goals that the FDA negotiated with the generic drug industry, could significantly decrease the timeframe for FDA review and approval of generic drug applications.

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

The FDASIA provides the FDA with new inspection authorities. A drug or biologic will be considered adulterated, with possible resulting civil and criminal penalties, if the owner or operator of the establishment where it is made, processed, packed or held delays, denies, limits or refuses inspection. The FDASIA also replaces the biennial inspection schedule for drugs and biologics with a risk-based inspection schedule. The law grants the FDA authority to require a drug or biologics manufacturer to provide, in advance or instead of an inspection, and at the manufacturer’s expense, any records or other information that the agency may otherwise inspect at the facility. The FDASIA also permits the FDA to share inspection information with foreign governments under certain circumstances. The FDASIA is complex and has yet to be fully interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

Further, the repurchase right under the convertible senior notes in connection with a fundamental change (as defined therein) and any increase in the conversion rate in connection with a make-whole fundamental change could also discourage a potential acquirer.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal facilities consist of approximately 122,000 square feet of research, manufacturing and office space located at One Kendall Square in Cambridge, Massachusetts. The lease on all this space expires in June 2019. We retain an option to renew the lease on all of our current space for an additional period of either one or five years.

The facilities of our Silver Creek subsidiary consist of approximately 1,878 square feet of research and office space located in San Francisco, California. The lease on this space expires in June 2014, subject to an option to extend the lease for six additional months.

Item 3. Legal Proceedings

We are currently engaged in two ongoing opposition proceedings to European patents in the European Patent Office to narrow or invalidate the claims of patents owned by third parties. We have obtained favorable interim decisions in both oppositions, although both decisions are now under appeal. The ultimate outcome of these oppositions remains uncertain.

We filed our notice of opposition in the first proceeding, opposing a patent (EP 0896586) held by Genentech in July 2007 on the grounds of added matter, insufficient disclosure, lack of novelty and lack of inventive step. Amgen Inc. and U3 Pharma GmbH also opposed the Genentech patent. If the issued claims of the Genentech patent were determined to be valid and construed to cover MM-121, MM-111 or MM-141, our development and commercialization of these product candidates in Europe could be delayed or prevented. In August 2009, the European Patent Office issued a written decision rejecting several sets of Genentech’s claims and upholding the patent solely on the basis of a further set of claims that we believe will not restrict the development or commercialization of MM-121, MM-111 or MM-141. All parties have appealed this decision. Pending the outcome of the appeal proceedings, the original issued claims of the Genentech patent remain in effect. Each party has submitted written statements regarding the appeal to the European Patent Office. Oral proceedings for the appeal are scheduled for May 2014.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been publicly traded on the NASDAQ Global Market since March 29, 2012 under the symbol “MACK”. Prior to that time, there was no public market for our common stock. As a result, the following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Market for each quarter in the years ended December 31, 2012 and 2013.

	High	Low
Year ended December 31, 2012
First quarter (beginning March 29, 2012)	$6.50	$5.81
Second Quarter	$9.00	$5.66
Third Quarter	$11.11	$7.00
Fourth Quarter	$9.40	$5.91

Year ended December 31, 2013
First Quarter	$6.69	$5.90
Second Quarter	$6.76	$4.06
Third Quarter	$7.09	$3.26
Fourth Quarter	$5.41	$2.05

Holders

As of February 28, 2014, there were approximately 203 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Corporate Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from March 29, 2012 (the first date that shares of our common stock were publicly traded) through December 31, 2013. The comparison assumes $100 was invested after the market closed on March 29, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON CUMULATIVE TOTAL RETURN

Among the NASDAQ Composite Index, the NASDAQ Biotechnology Index and Merrimack Pharmaceuticals, Inc.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statements of comprehensive loss data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of comprehensive loss data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years ended December 31,
(in thousands, except per share amounts)	2013 (1)	2012 (1)	2011 (1)	2010 (1)	2009 (2)
Consolidated statements of comprehensive loss data
Collaboration revenues	$47,786	$48,921	$34,215	$20,305	$2,148
Operating expenses:
Research and development	147,139	125,858	100,630	58,278	37,658
General and administrative	21,187	15,805	14,454	11,381	12,178
Contingent consideration	—	—	—	(178)	—

Total operating expenses	168,326	141,663	115,084	69,481	49,836

Loss from operations	(120,540)	(92,742)	(80,869)	(49,176)	(47,688)
Other income and expenses:
Interest income	166	184	56	74	81
Interest expense (3)	(10,938)	(553)	(13)	(3,726)	(4,909)
Other, net	627	1,357	1,150	2,669	41

Net loss before income taxes	(130,685)	(91,754)	(79,676)	(50,159)	(52,475)
Benefit from income taxes	—	—	—	—	3,402

Net loss	(130,685)	(91,754)	(79,676)	(50,159)	(49,073)
Less net income (loss) attributable to non-controlling interest	240	(477)	(453)	(55)	—

Net loss attributable to Merrimack Pharmaceuticals, Inc.	(130,925)	(91,277)	(79,223)	(50,104)	(49,073)

Net loss per share available to common stockholders—basic and diluted (4)	($1.32)	$(1.28)	$(7.67)	$(5.57)	$(7.28)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted (5)	98,919	72,831	11,343	10,994	7,387

(1)	In August 2010, and thereafter, we acquired a controlling interest in and consolidated Silver Creek.
(2)	In October 2009, we acquired Hermes.
(3)	In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 in an underwritten public offering. In November and December 2012, we borrowed an aggregate principal amount of $40.0 million under our Loan Agreement with Hercules. In October 2010, we reissued Series F convertible preferred stock, or Series F preferred stock, and recorded Series F preferred stock proceeds received in advance of the reissuance as a short-term liability and recognized noncash imputed interest expense for financial statement purposes for the years ended December 31, 2010 and 2009. Upon completion of the reissuance of Series F preferred stock in October 2010, the Series F preferred stock liability was relieved and we recorded the investment as convertible preferred stock and the accrued noncash interest expense as additional paid-in capital.

(4)	The numerator in the calculation of net loss per share available to common stockholders—basic and diluted includes unaccreted dividends on our convertible preferred stock.
(5)	In April 2012, we closed our IPO, which resulted in the sale of approximately 15.0 million shares of common stock and the conversion of all shares of outstanding convertible preferred stock into approximately 66.3 million shares of common stock. In July 2013, we closed an underwritten public offering of common stock, which resulted in the sale of approximately 5.75 million shares of common stock.

	As of December 31,
(in thousands)	2013	2012 (1)	2011	2010	2009
Consolidated balance sheet data
Cash and cash equivalents (2)	$65,086	$37,714	$50,454	$30,713	$58,387
Available-for-sale securities (2)	90,116	72,238	—	—	—
Total assets	192,417	148,974	85,299	57,577	82,156
Loans payable	39,097	39,855	—	—	—
Capital lease obligations	—	—	48	491	1,355
Derivative liability	—	196	—	—	—
4.50% convertible senior notes (2)	72,578	—	—	—	—
Deferred revenues	75,475	80,464	85,745	73,782	60,937
Convertible preferred stock warrants	—	—	1,516	652	578
Total liabilities	235,545	155,394	106,990	85,257	141,645
Non-controlling interest	337	97	574	1,027	—
Convertible preferred stock	—	—	268,225	191,257	131,273
Total stockholders’ deficit	(43,465)	(6,517)	(290,490)	(219,964)	(190,762)

(1)	Upon closing of our IPO in April 2012, all outstanding shares of our convertible preferred stock were converted into 66.3 million shares of common stock, all outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock and approximately $4.3 million of cash dividends became payable to the holders of Series B convertible preferred stock.
(2)	In July 2013, we sold an aggregate of 5.75 million shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of convertible senior notes in concurrent underwritten public offerings, in which we received aggregate net proceeds of approximately $147.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. $51.9 million net of issuance costs of the aggregate principal amount of the convertible senior notes is considered a conversion feature and is included as a component of stockholders’ deficit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through December 31, 2013, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock during our April 2012 initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of 4.50% convertible senior notes due 2020, or the convertible senior notes, in our July 2013 underwritten public offering and $219.1 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of a third-party pharmaceutical company, for which we have received $2.0 million in upfront fees and reimbursements as of December 31, 2013. As of December 31, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $155.2 million.

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

On November 8, 2012, we entered into the Loan Agreement with Hercules. The Loan Agreement provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of $15.0 million, which closed on December 14, 2012, and resulted in aggregate net proceeds of $39.6 million.

We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of December 31, 2013, anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund operations into 2015. In the event that we obtain favorable results from our Phase 3 clinical trial of MM-398, we expect that anticipated additional expenses in 2014 related to the commercialization of MM-398 will be offset by cash received from potential collaboration opportunities.

We have never been profitable and, as of December 31, 2013, we had an accumulated deficit of $572.2 million. Our net loss was $130.7 million for the year ended December 31, 2013, $91.8 million for the year ended December 31, 2012 and $79.7 million for the year ended December 31, 2011. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

In addition, in June 2012, we entered into a right of review agreement with Sanofi pursuant to which, if we determine to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in our pipeline, we will notify Sanofi of such opportunity. Following such notice, Sanofi will have a specified period of time to review the opportunity and determine whether to exercise an additional right to exclusively negotiate an agreement with us with respect to such opportunity for a specified period of time. In addition, in specified circumstances, if we subsequently propose to enter into any third-party agreement, we must first offer the same terms and conditions to Sanofi. The right of review terminates on April 1, 2017.

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services within the period they are incurred and billable. Billable expenses are defined during each specified budget period. For the year ended December 31, 2013, the specified budget period comprised the 12 months ending December 31, 2013. In the event that total development services expense incurred and expected to be incurred during any particular budget period, exceed the total contractually allowed billable amount for development services during the same period, we recognize only a percentage of the development services incurred as revenue in that period. This percentage is calculated as total development services expense incurred during the specified period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the specified period, multiplied by the total contractually allowed billable amount for development services during the specified period, less development services revenue recognized within the specified period. We recognize revenue on expenses incurred in excess of this percentage in the budget period when the excess amounts become contractually billable. We also recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of our agreement with Sanofi. During the years ended December 31, 2013, 2012 and 2011, we recognized revenue based on the following components of the Sanofi agreement:

	Years ended December 31,
(in thousands)	2013	2012	2011
Upfront payment	$5,000	$5,000	$5,000
Milestone payments	2,083	2,975	2,616
Development services	36,283	36,905	25,053
Manufacturing services and other	3,867	3,307	1,456

Total	$47,233	$48,187	$34,125

We perform development services for which we recognize revenue under the Sanofi agreement in accordance with the specified budget period. During the year and specified budget period ended December 31, 2013, we performed $10.1 million of development services in excess of recognized revenue. During the years ended December 31, 2012 and 2011, development services approximated recognized revenue.

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. Under the agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, additional products may be developed for Actavis in the future. We are eligible to receive up to $15.5 million, including $2.0 million upfront, which was received in December 2013, and the remainder in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit share of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

The agreement will expire with respect to each product ten years after Actavis’ first sale of such product, unless terminated earlier, and will automatically renew for additional two year periods thereafter unless either party provides notice of non-renewal. Either party may terminate the agreement in the event of an uncured material breach or bankruptcy filing by the other party. Actavis may also terminate the agreement for convenience in specified circumstances upon 90 days’ prior written notice.

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have deferred total billed and billable milestones and development expenses of $2.1 million as of December 31, 2013.

GTC Biotherapeutics, Inc.

In July 2009, we entered into a license agreement with GTC Biotherapeutics, Inc., or GTC, for the development of MM-093. Under this license agreement, we granted GTC an exclusive worldwide license to research, develop, manufacture and commercialize MM-093 for the treatment of autoimmune diseases in exchange for GTC returning approximately 662,000 shares of our Series C convertible preferred stock. In addition, we became eligible to receive from GTC potential development and sales milestone payments as well as tiered royalties based on a percentage of net sales of MM-093, while GTC became responsible for all development and commercialization costs for MM-093. At the time of the license agreement, we assigned a fair value of $1.5 million for the shares returned to us and were recognizing this as revenue over the expected development term, which was estimated to be 19 years from the effective date of our license agreement with GTC. To date, we have not received any milestone or royalty payments from GTC.

GTC terminated the license agreement in accordance with the terms of the license agreement on March 19, 2013. As a result, we recognized the remaining $0.6 million of deferred revenue related to this license agreement during the first quarter of 2013.

Silver Creek Pharmaceuticals, Inc.

In 2010, we established Silver Creek Pharmaceuticals, Inc., or Silver Creek, as a subsidiary. Silver Creek’s mission is to apply our Network Biology approach to the discovery and development of innovative therapeutics in the field of regenerative medicine. On December 31, 2013, $2.6 million of convertible notes and related accrued interest converted to shares of Series A preferred stock of Silver Creek. As of December 31, 2013 and 2012, we owned approximately 64% and 74%, respectively, of the outstanding preferred stock of Silver Creek. We concluded that Silver Creek is a variable interest entity and that we are the primary beneficiary. We have the ability to direct the activities of Silver Creek through our ownership percentage and through the board of directors seats controlled by us and our de facto agents, and therefore, we consolidate Silver Creek for financial reporting purposes.

In the future, we may consider forming additional businesses or business units to apply our Network Biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases, as with Silver Creek, through the establishment of separately funded companies.

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we now have the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of MM-398, which occurred and was paid in the first quarter of 2012. If we elect to apply for and are awarded certain specified regulatory designations with respect to filing submissions to the FDA within the United States, we may be obligated to pay PharmaEngine an additional $5.0 million milestone payment in 2014. We may also be required to pay up to an additional $70.0 million in aggregate development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the May 2011 agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the years ended December 31, 2013, 2012 and 2011, we recognized research and development expenses of $1.5 million, $6.2 million and $11.2 million, respectively, under the agreement with PharmaEngine, which include the $5.0 million milestone payment in 2012 and the $10.0 million upfront payment in 2011.

Our financial obligations under other license and development agreement are summarized below under “—Liquidity and Capital Resources—Contractual obligations and commitments.”

Financial Operations Overview

Revenues

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments and research, development, manufacturing and other payments received from collaborations, primarily with Sanofi, and, to a lesser extent, from grant payments received from the National Cancer Institute. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research, development and manufacturing payments from collaborations and royalties from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research, development and manufacturing reimbursements, milestone and other payments from collaborations, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until 2015 at the earliest. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and development expense

Research and development expenses consist of the costs associated with our research and discovery activities, including investment in our Network Biology approach, conduct of preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

•	employee salaries and related expenses, which include stock compensation and benefits for the personnel involved in our drug discovery and development activities;

•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites;

•	manufacturing material expense for in-house manufacturing and third-party manufacturing organizations and consultants;

•	license fees for and milestone payments related to in-licensed products and technologies; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

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

We use our employee and infrastructure resources across multiple research and development programs. We track expenses related to our six most advanced product candidates on a per project basis. Accordingly, we allocate internal employee-related and infrastructure costs, as well as third-party costs, to each of these programs. We do not allocate to particular development programs either stock compensation expense or expenses related to preclinical programs. Costs that are not directly attributable to specific clinical programs or early preclinical activities, such as general laboratory supplies, wages related to shared laboratory services, travel and employee training and development, are not allocated and are considered general research and discovery expenses.

The following table summarizes our principal product development programs, including the latest related stages of development for each product candidate in development and the research and development expenses allocated to each clinical product candidate. Prior to May 2011, our collaborator, PharmaEngine, led the clinical development of MM-398 with minimal investment by us.

(in thousands)	Indication	Current Phase of Development	Years ended December 31,
			2013	2012	2011
MM-398	Cancer	Phase 3	$28,135	$22,321	$18,999
MM-121	Cancer	Phase 2	45,144	37,173	32,347
MM-111	Cancer	Phase 2	16,251	14,249	10,091
MM-302	Cancer	Phase 1	7,906	7,126	5,126
MM-151	Cancer	Phase 1	6,909	7,236	10,047
MM-141	Cancer	Phase 1	6,758	8,963	2,875
Preclinical, general research and discovery			30,082	24,556	17,548
Stock compensation			5,954	4,234	3,597
Total research and development expense			$147,139	$125,858	$100,630

The development, regulatory and clinical expenses related to the agreement we entered into with Actavis in November 2013 are included within our preclinical, general research and discovery expenses for the year ended December 31, 2013.

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

MM-398

MM-398 is currently being evaluated in a Phase 3 clinical trial in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. Our current estimate of the remaining external costs associated with completing the Phase 3 clinical trial is up to $3.0 million. We are also conducting a Phase 1 translational study to identify predictive biomarkers associated with MM-398. A translational study is a clinical trial where biomarker investigation is performed, with a goal of identifying biomarkers that predict patients’ response to the therapy. In addition, several trials are ongoing in which the majority of the total clinical trial costs are paid for by the investigators. These trials include an investigator-sponsored Phase 2 clinical trial in colorectal cancer, an investigator-sponsored Phase 1 clinical trial in glioma and an investigator-initiated Phase 1 clinical trial in pediatric solid tumors.

In the first quarter of 2012, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial. If we elect to apply for and are awarded certain specified regulatory designations with respect to filing submissions to the FDA within the United States, we may be obligated to pay PharmaEngine an additional $5.0 million milestone payment in 2014. We may also be required to pay up to an additional $70.0 million in aggregate development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories.

MM-121

We have entered into a license and collaboration agreement with Sanofi related to MM-121. Under the terms of the agreement, we are currently responsible for executing clinical trials through Phase 2 proof of concept trials for each indication. We have completed our manufacturing obligations under the agreement, and Sanofi has assumed responsibility for all manufacturing of MM-121. All expenses related to manufacturing are required to be reimbursed by Sanofi. Sanofi pays a portion of the estimated manufacturing campaign costs upfront and the remainder during and upon completion of the manufacturing campaign in accordance with an agreed upon budget. We separately record revenue and expenses on a gross basis under this arrangement. Sanofi is responsible for all development and manufacturing costs of MM-121. We are currently conducting four Phase 2 clinical trials and three Phase 1 clinical trials of MM-121 in multiple cancer types. Prior to 2011, we received a $10.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in breast cancer. During the year ended December 31, 2011, we received a $10.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in non-small cell lung cancer. During the year ended December 31, 2012, we received a $5.0 million milestone payment from Sanofi for dosing the first patient in a proof of concept Phase 2 clinical trial of MM-121 in ovarian cancer.

We expect MM-121 expenses to be lower in 2014 compared to 2013 as the Phase 2 clinical trials that we are conducting are brought to their conclusions.

MM-111

We are currently conducting a Phase 2 clinical trial of MM-111 in gastric cancer and a Phase 1 clinical trial of MM-111 in solid tumors.

MM-302

We are currently conducting one Phase 1 clinical trial of MM-302 in breast cancer.

MM-151

We are currently conducting one Phase 1 clinical trial of MM-151 in solid tumors. During the first quarter of 2012, we made a $1.5 million payment under our collaboration agreement with Adimab LLC, or Adimab.

MM-141

We are currently conducting one Phase 1 clinical trial of MM-141 in solid tumors.

General and administrative expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our executive, legal, intellectual property, business development, finance, purchasing, accounting, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, pre-commercialization costs, and accounting and information technology services. We expect that general and administrative expense will increase in future periods in proportion to increases in research and development and as a result of increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to develop and commercialize our clinical products. In addition, we expect that general and administrated expense will increase significantly upon the initiation of commercialization procedures in the event of positive MM-398 data.

Interest income and interest expense

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities. Interest expense consists primarily of cash and non-cash interest recorded on our loans payable and convertible senior notes. We expect that interest expense will be higher in 2014 and through the time periods that our loans payable and convertible senior notes remain outstanding.

Other income (expense)

Other income (expense) primarily consists of gains and losses on the change in value and time to expiration of convertible preferred stock warrants, the gains and losses on the change in fair value of derivative liabilities, the recognition of tax incentives and other one-time income or expense-related items.

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

In January 2011, we adopted authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, separates and allocates consideration in a multiple element arrangement according to the relative selling price of each deliverable. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence are not available.

Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

We entered into a development, license and supply agreement with Actavis in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple element arrangements. We determined that the obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have deferred total billed and billable milestones and development expenses of $2.1 million as of December 31, 2013. All milestone payments received and development expenses reimbursed until the period of commercialization will be deferred, and upon commercialization will be recognized over the delivery period of the bulk drug to Actavis.

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

Marketable securities

Our holdings of marketable securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager and have expected average maturity dates in excess of three months. We classify these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ deficit until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis, during the third quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. When performing an evaluation of goodwill impairment, we have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative two-step impairment test. If we elect this option and find, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative two-step impairment test must be performed; otherwise, no further testing is required. This requires us to assess the impact of significant events, milestones and changes to expectations and activities that may have occurred since the last impairment evaluation. Significant changes to these estimates, judgments and assumptions could materially change the outcome of the impairment assessment. Alternatively, we may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. If such an election occurs, in the first step, the fair value of our reporting unit is compared to the carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then we would record an impairment loss equal to the difference.

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

We estimate the fair value of stock-based awards to employees and non-employees using the Black-Scholes option valuation model. Determining the fair value of stock-based awards requires the use of highly subjective assumptions, including volatility, the calculation of expected term, risk free interest rate and the fair value of the underlying common stock on the date of grant, among other inputs. The assumptions used in determining the fair value of stock-based awards represent our best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors change, and different assumptions are used, our level of stock-based compensation could be materially different in the future. As of December 31, 2013, there was $15.9 million of total unrecognized compensation cost related to nonvested employee stock awards, and we expect to recognize those costs over weighted average periods of approximately 1.8 years.

The fair value of options granted in 2013, 2012 and 2011 were estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2013	2012	2011
Risk-free interest rate	0.1 - 1.9%	0.7 - 1.1%	1.3 - 2.5%
Expected dividend yield	0%	0%	0%
Expected term	5.3 - 5.9 years	5 - 5.9 years	5 - 5.9 years
Expected volatility	67 - 70%	66 - 72%	71 - 73%

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

Results of Operations

Comparison of the years ended December 31, 2013 and 2012

	Years ended December 31,
(in thousands)	2013	2012
Collaboration revenues	$47,786	$48,921
Research and development expenses	147,139	125,858
General and administrative expenses	21,187	15,805

Loss from operations	(120,540)	(92,742)
Interest income	166	184
Interest expense	(10,938)	(553)
Other income	627	1,357

Net loss	$(130,685)	$(91,754)

Collaboration revenues

Collaboration revenues for 2013 were $47.8 million, compared to $48.9 million for 2012, a decrease of $1.1 million, or 2%. Increases in MM-121 research and development expenses were offset by decreases primarily attributable to recognizing revenue only up to the approved collaboration budget for 2013 pursuant to our license and collaboration agreement with Sanofi.

Research and development expenses

Research and development expenses for 2013 were $147.1 million, compared to $125.9 million for 2012, an increase of $21.3 million, or 17%. This increase was primarily attributable to:

•	$8.0 million of increased MM-121 spending primarily due to increased enrollment and clinical analysis and costs associated with our ongoing clinical trials and close-down costs associated with clinical trials that have reported results;

•	$5.8 million of increased MM-398 spending primarily due to due to increased enrollment and costs associated primarily with our ongoing Phase 3 clinical trial of $10.8 million, partially offset by the absence of a $5.0 million milestone payment that occurred in the first quarter of 2012;

•	$4.7 million of increased spending on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development;

•	$2.0 million of increased MM-111 spending due to the initiation and ongoing efforts related to our Phase 2 clinical trial;

•	$1.7 million of increased stock compensation expense due the annual grant of stock options to employees;

•	$0.8 million of impairment charge related to in-process research and development for an early-stage preclinical program; and

•	$0.8 million of increased MM-302 spending due to increased enrollment and costs associated with ongoing clinical trials.

These costs were partially offset by $2.5 million of decreased spending on MM-151 and MM-141, primarily due to the timing of costs associated with ongoing clinical trials.

General and administrative expenses

General and administrative expenses for 2013 were $21.2 million, compared to $15.8 million for 2012, an increase of $5.4 million, or 34%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for potential commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for 2013 was $10.9 million, compared to $0.5 million for 2012. This increase was primarily attributable to the interest recorded on the loans payable to Hercules and the convertible senior notes issued in July 2013.

Other income

Other income for 2013 was $0.6 million, which was comprised of remeasurement of the fair value of the derivative liability associated with the Silver Creek convertible notes and other Silver Creek expenses and $0.5 million related to the amortization of Massachusetts Life Sciences Center, or MLSC, tax incentives. Other income for 2012 was $1.4 million, which was comprised of $0.6 million of benefit from the remeasurement of fair value of our convertible preferred stock warrants and $0.8 million related to the amortization of MLSC tax incentives.

Comparison of the years ended December 31, 2012 and 2011

	Years ended December 31,
(in thousands)	2012	2011
Collaboration revenues	$48,921	$34,215
Research and development expenses	125,858	100,630
General and administrative expenses	15,805	14,454
Contingent consideration	—	—

Loss from operations	(92,742)	(80,869)
Interest income	184	56
Interest expense	(553)	(13)
Other income	1,357	1,150

Net loss	$(91,754)	$(79,676)

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

Interest income

Interest income for 2012 was $0.2 million, compared to $0.1 million for 2011, an increase of $0.1 million or 100%. Interest income for 2012 was earned on available-for-sale securities purchased with net proceeds from our IPO, which closed in April 2012.

Interest expense

Interest expense for 2012 was $0.5 million, compared to minimal expense recognized for 2011. This increase was primarily related to the Loan Agreement that we entered into with Hercules in November 2012.

Other income

Other income for 2012 was $1.4 million, which was comprised of $0.6 million of benefit from the remeasurement of fair value of our convertible preferred stock warrants and $0.8 million related to the amortization of MLSC tax incentives. Other income for 2011 was $1.2 million, which was comprised of a $1.8 million cash settlement from a former service provider and $0.3 million of recognized income related to the amortization of MLSC tax incentives, partially offset by $0.9 million expense from the remeasurement of fair value of our convertible preferred stock warrants.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through December 31, 2013, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock during our initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible senior notes in our July 2013 underwritten public offering and $219.1 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of a third-party pharmaceutical company, for which we have received $2.0 million in upfront fees and reimbursements as of December 31, 2013. As of December 31, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $155.2 million.

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

On November 8, 2012, we entered into the Loan Agreement with Hercules. The Loan Agreement provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of $15.0 million, which closed on December 14, 2012.

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

As of December 31, 2013, within our unrestricted cash and cash equivalents, $0.9 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek, which is consolidated for financial reporting purposes. This $0.9 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2013, 2012 and 2011.

	Years ended December 31,
(in thousands)	2013	2012	2011
Cash used in operating activities	$(95,175)	$(79,816)	$(52,817)
Cash used in investing activities	(27,739)	(75,221)	(3,747)
Cash provided by financing activities	150,286	142,297	76,305

Net increase (decrease) in cash and cash equivalents	$27,372	$(12,740)	$19,741

We invest primarily in U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit. Our investment objectives are primarily to assure liquidity and preservation of capital and secondarily to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities as of December 31, 2013.

Operating activities

Cash used in operating activities of $52.8 million during the year ended December 31, 2011 was primarily a result of our net loss of $79.7 million, partially offset by non-cash items of $12.4 million, and changes in operating assets and liabilities of $14.4 million, which includes receipt of a $10.0 million milestone payment under the collaborative agreement with Sanofi. Cash used in operating activities of $79.8 million during the year ended December 31, 2012 was primarily a result of our $91.8 million net loss, partially offset by non-cash items of $10.0 million and changes in operating assets and liabilities of $2.0 million, which includes receipt of a $5.0 million milestone payment under our license and collaboration agreement with Sanofi. Cash used in operating activities of $95.2 million during the year ended December 31, 2013 was primarily a result of our $130.7 million net loss, partially offset by non-cash items of $18.4 million and changes in operating assets and liabilities of $17.1 million.

Investing activities

Cash used in investing activities of $3.7 million for the year ended December 31, 2011 was primarily due to the purchase of plant, property and equipment. Cash used in investing activities of $75.2 million for the year ended December 31, 2012 was primarily due to the purchase of available-for-sale securities of $115.7 million, which was partially offset by maturities and sales of available-for-sale securities of $43.9 million, as well as $3.2 million related to the purchase of property and equipment and other investing activities. Cash used in investing activities for the year ended December 31, 2013 was primarily due to purchases of available-for-sale securities net of proceeds from sales and maturities of $17.8 million, as well as $9.9 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $76.3 million for the year ended December 31, 2011 was primarily a result of $76.9 million of proceeds received from the Series G convertible preferred stock financing, net of offering costs, $1.7 million of proceeds from the issuance of common stock from the exercise of warrants and stock options, partially offset by deferred financing costs of $1.9 million and the payment of capital leases of $0.4 million. Cash provided by financing activities of $142.3 million for the year ended December 31, 2012 was primarily a result of $100.0 million of proceeds from our IPO, net of offering costs, which closed in April 2012, $41.1 million from us entering into the Loan Agreement with Hercules in November 2012 and Silver Creek entering into the convertible note payable, net of offering costs, and $5.4 million from the issuance of common stock upon the exercise of stock options, partially offset by the payment of $4.2 million of dividends on our Series B convertible preferred stock. Cash provided by financing activities of $150.3 million for the year ended December 31, 2013 was primarily a result of $26.7 million of proceeds from our follow-on underwritten offering of common stock in July 2013, net of offering costs, $120.6 million of proceeds from our underwritten convertible senior notes offering in July 2013, net of offering costs, $2.0 million of proceeds from the exercise of common stock options and $0.9 million of proceeds from the convertible notes offered by Silver Creek, net of offering costs.

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

As of December 31, 2013, we had unrestricted cash and cash equivalents and available-for-sale securities of $155.2 million. We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of December 31, 2013, anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund operations into 2015. In the event that we obtain favorable results from our Phase 3 clinical trial of MM-398, we expect that anticipated additional expenses in 2014 related to the commercialization of MM-398 will be offset by cash received from potential collaboration opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external sources of funds, other than our collaboration with Sanofi for the development and commercialization of MM-121, which is terminable by Sanofi for convenience upon 180 days’ prior written notice, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

On or after April 15, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert their convertible senior notes at any time, regardless of the foregoing circumstances. Upon any conversion of convertible senior notes that occurs while our indebtedness to Hercules under the Loan Agreement remains outstanding, the convertible senior notes will be settled in shares of our common stock. Following the repayment and satisfaction in full of our obligations to Hercules under the Loan Agreement, upon any conversion of the convertible senior notes, the convertible senior notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock.

The initial conversion rate of the convertible senior notes is 160 shares of our common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of $6.25 per share of common stock. The initial conversion price represents a premium of 25% over the public offering price per share of $5.00 in our concurrent underwritten public offering of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such a corporate event in certain circumstances.

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

The Loan Agreement provides for interest-only payments for twelve months and repayment of the aggregate outstanding principal balance of the loans in monthly installments starting on December 1, 2013 and continuing through May 1, 2016. As a result of our concurrent underwritten public offerings of common stock and convertible senior notes in July 2013, we received aggregate net proceeds in excess of $75.0 million, which enabled us to elect to elect to extend the interest-only period by six months so that the aggregate outstanding principal balance of the loans issued pursuant to the Loan Agreement would be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On October 27, 2013, we notified Hercules of our election to extend the interest-only period as permitted under the Loan Agreement.

Our obligations associated with the Loan Agreement are secured by a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2013:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short and long-term loans payable (1)	$48,399	$12,353	$36,046	—	—
4.50% convertible senior notes (1)	164,344	5,594	11,250	11,250	136,250
Operating lease obligations	29,526	5,095	10,562	11,056	2,813
Series B dividends	25	25	—	—	—
License, collaboration, antibody and technology licensing costs (2)	1,882	236	673	973	—

Total contractual cash obligations	$244,176	$23,303	$58,531	$23,279	$139,063

(1)	Payments are inclusive of interest and principal payments.
(2)	License, collaboration, antibody and technology licensing costs include milestone and annual license maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2017, as we cannot estimate if they will occur.

Expenditures to contract research organizations represent a significant cost in clinical development. However, our contracts with these research organizations are cancellable at our option upon short notice and do not have cancellation penalties. Therefore, payments to contract research organizations have not been included in the above table.

In January 2010, we received $1.5 million of tax incentives from the MLSC, an independent agency of the Commonwealth of Massachusetts, which allowed us to monetize approximately $1.4 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 50 employees and to maintain the additional headcount through at least December 31, 2014. Failure to do so could result in our being required to repay some or all of these incentives. This contingent obligation has not been included in the above table as we cannot estimate if or when it will become payable.

In January 2011, we received $1.3 million of tax incentives from the MLSC, which allowed us to monetize approximately $1.2 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 50 employees and to maintain the additional headcount through at least December 31, 2015. Failure to do so could result in our being required to repay some or all of these incentives. This contingent obligation has not been included in the above table as we cannot estimate if or when it will become payable.

In January 2013, the MLSC awarded us an additional $0.5 million of tax incentives under its Life Science Tax Incentive Program, which allows us to monetize approximately $0.4 million of state research and development tax credits. We received this payment in the fourth quarter of 2013. In exchange for these incentives, we have pledged to hire an incremental 20 employees and to maintain the additional headcount through at least December 31, 2017. Failure to do so could result in us being required to repay some or all of these incentives. We have deferred and will amortize the benefit of this incentive on a straight-line basis over the five-year performance period, commencing with a cumulative catch-up when the pledge is achieved.

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

•	Under license agreements with The Regents of the University of California, we are required to make aggregate development and regulatory milestone payments of up to $1.3 million associated with MM-111 and MM-302 and pay royalties in the low single digits on net sales of licensed products.

•	In addition to the amounts included in the table above payable to Adimab, we are required to make aggregate development and regulatory milestone payments of up to $52.5 million related to therapeutic antibody licensing costs associated with MM-151 and pay mid single digit royalties on net sales of licensed products.

•	Under a license agreement with the U.S. Public Health Service, a division of the U.S. Department of Health and Human Services, we are required to make aggregate development and regulatory milestone payments of up to $6.0 million per therapeutic licensed product related to ErbB3 receptor patents associated with MM-121, MM-111 and MM-141 and pay royalties in the low single digits on net sales of licensed products. The term of the agreement extends until the expiration of the licensed patent rights, which is 2016.

•	Under an agreement with Selexis SA, we are required to make aggregate milestone payments of up to €1.0 million per licensed product related to the manufacturing of all of our clinical programs, with the exception MM-398, and royalties of less than one percent on net sales of licensed products.

•	Under an agreement with PharmaEngine, if we elect to apply for and are awarded certain specified regulatory designations with respect to a regulatory filing with the FDA, we may be obligated to pay an additional $5.0 million milestone payment in 2014.

Milestone and royalty payments that we may be required to make to Dyax, the U.S. Public Health Service and Selexis SA related to MM-121 are fully reimbursed by Sanofi under the terms of our license and collaboration agreement. Sanofi is then entitled to deduct 50% of any amount reimbursed against future royalty payments that Sanofi may be required to make to us.

During the third quarter of 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. Contractual interest obligations related to the convertible senior notes total $5.6 million due in each year from 2014 through 2020.

We have elected to extend the interest-only period under the Loan Agreement with Hercules by six months so that the aggregate outstanding principal balance of the loans issued pursuant to the Loan Agreement will be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016.

As of December 31, 2013, there here have been no other material changes to our contractual obligations and commitments outside the ordinary course of business.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Tax Loss Carryforwards

At December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of $304.2 million and $230.7 million, respectively. Included in the federal and state net operating loss carryforwards is approximately $11.6 million of deduction related to the exercise of stock options. This amount represents an excess tax benefit, which will be realized when it results in reduction of cash taxes in accordance with Accounting Standards Codification 718. This excess tax benefit will be directly credited to additional paid-in capital when it is realized. Our existing federal and state net operating loss carryforwards will expire in years through 2033. We also have available research and development credits for federal and state income tax purposes of approximately $18.6 million and $6.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2024, respectively. As of December 31, 2013, we also have available investment tax credits for state income tax purposes of $0.3 million, which will expire in years through 2016 if not used. In addition we have federal orphan drug credits of $14.4 million that begin to expire in 2031. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred revenue and capitalized research and development expenses. Under the applicable accounting standards, we have considered our history of losses and concluded that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets. Accordingly, we have established a full valuation allowance against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. We have not currently completed an evaluation of ownership changes through December 31, 2013 to assess whether utilization of our net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

We have not yet conducted a study of our domestic research and development credit carryforwards and orphan drug credits. This study may result in an increase or decrease to our credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the statement of comprehensive loss or cash flows if an adjustment were required.

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

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

The term loans under the Loan Agreement with Hercules bear interest at variable rates. We have an aggregate principal amount of $40.0 million outstanding under this facility. Interest is payable at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. As a result of the 12.55% maximum annual interest rate, we have limited exposure to changes in interest rates on borrowings under this facility. For each 1% increase in the interest rate on the outstanding debt amount, subject to a maximum 2% increase, we would have an increase in future cash outflows of approximately $0.4 million over the next twelve month period based on the term of the loans as of December 31, 2013.

The convertible senior notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2014. As a result, we are not subject to interest rate risk with respect to the convertible senior notes.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-32 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Executive Officers,” “Director Nomination Process,” “Board Policies,” “Code of Business Conduct and Ethics,” “Board Meetings and Attendance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included under the captions “Executive and Director Compensation Processes,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Option Exercises and Stock Vested Table,” “Employment Agreements,” “Potential Payments Upon Termination or Change in Control” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Our Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

Our consolidated financial statements are set forth on pages F-1 through F-32 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Merrimack Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, statements of convertible preferred stock, non-controlling interest and stockholders’ deficit, and statements of cash flows present fairly, in all material respects, the financial position of Merrimack Pharmaceuticals, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2014

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$65,086	$37,714
Available-for-sale securities	90,116	72,238
Restricted cash	101	100
Accounts receivable	5,857	9,267
Prepaid expenses and other current assets	5,484	8,982

Total current assets	166,644	128,301
Restricted cash	584	528
Property and equipment, net	13,364	6,297
Other assets	175	1,068
Intangible assets, net	1,845	2,165
In-process research and development	6,200	7,010
Goodwill	3,605	3,605

Total assets	$192,417	$148,974

Liabilities, Non-Controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$38,814	$25,644
Deferred revenues	9,336	9,350
Deferred rent	1,336	1,153
Long-term debt, current portion	8,248	2,373

Total current liabilities	57,734	38,520
Deferred revenues, net of current portion	66,139	71,114
Deferred rent, net of current portion	6,538	6,323
Deferred tax incentives, net of current portion	507	755
Long-term debt, net of current portion	103,427	37,482
Accrued interest	1,200	1,200

Total liabilities	$235,545	$155,394

Commitments and contingencies (Note 16)
Non-controlling interest	337	97
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2013 and 2012, respectively; no shares issued or outstanding at December 31, 2013 or 2012	—	—
Common stock, $0.01 par value: 200,000 shares authorized at December 31, 2013 and 2012, respectively, 102,523 and 95,825 issued and outstanding at December 31, 2013 and 2012, respectively	1,025	958
Additional paid-in capital	527,779	434,679
Accumulated other comprehensive loss	(24)	(38)
Accumulated deficit	(572,245)	(442,116)

Total stockholders’ deficit	$(43,465)	$(6,517)

Total liabilities, non-controlling interest and stockholders’ deficit	$192,417	$148,974

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Collaboration revenues	$47,786	$48,921	$34,215
Operating expenses:
Research and development	147,139	125,858	100,630
General and administrative	21,187	15,805	14,454

Total operating expenses	168,326	141,663	115,084

Loss from operations	(120,540)	(92,742)	(80,869)
Other income and expenses
Interest income	166	184	56
Interest expense	(10,938)	(553)	(13)
Other, net	627	1,357	1,150

Net loss	(130,685)	(91,754)	(79,676)
Less net income (loss) attributable to non-controlling interest	240	(477)	(453)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	(130,925)	(91,277)	(79,223)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	14	(38)	—

Other comprehensive income (loss)	14	(38)	—
Comprehensive loss	(130,911)	(91,315)	(79,223)

Net loss per share available to common stockholders—basic and diluted	($1.32)	($1.28)	($7.67)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	98,919	72,831	11,343

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock, Non-Controlling Interest and Stockholders’ Deficit

	Series B-G convertible preferred stock		Non- controlling interest	Common stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total stockholders’ deficit
(in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2010	53,148	$191,257	$1,027	11,073	$111	$51,541	$—	$(271,616)	$(219,964)
Exercise of stock options and common stock warrants	—	—	—	761	7	1,738	—	—	1,745
Stock-based compensation	—	—	—	—	—	6,952	—	—	6,952
Issuance of Series G stock	11,000	76,949	—	—	—	—	—	—	—
Issuance of Series C stock as a result of warrant exercises	3	19	—	—	—	—	—	—	—
Loss attributable to non-controlling interest	—	—	(453)	—	—	—	—	453	453
Net loss	—	—	—	—	—	—	—	(79,676)	(79,676)

Balance at December 31, 2011	64,151	268,225	574	11,834	118	60,231	—	(350,839)	(290,490)
Exercise of stock options and common stock warrants	—	—	—	2,693	27	5,400	—	—	5,427
Stock-based compensation	—	—	—	—	—	6,889	—	—	6,889
Conversion of convertible preferred stock into common stock	64,151	268,225	—	66,256	663	267,562	—	—	268,225
Initial public offering, net of issuance costs	—	—	—	15,042	150	97,931	—	—	98,081
Series B dividends declared	—	—	—	—	—	(4,263)	—	—	(4,263)
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	—	929	—	—	929
Other comprehensive loss	—	—	—	—	—	—	(38)	—	(38)
Loss attributable to non-controlling interest	—	—	(477)	—	—	—	—	477	477
Net loss	—	—	—	—	—	—	—	(91,754)	(91,754)

Balance at December 31, 2012	—	—	97	95,825	958	434,679	(38)	(442,116)	(6,517)

Exercise of stock options and common stock warrants	—	—	—	948	9	2,027	—	—	2,036
Stock-based compensation	—	—	—	—	—	10,733	—	—	10,733
Issuance of common stock in a public offering, net of issuance costs	—	—	—	5,750	58	26,658	—	—	26,716
Conversion option of convertible senior notes	—	—	—	—	—	51,875	—	—	51,875
Conversion of Silver Creek convertible notes payable	—	—	796	—	—	1,807	—	—	1,807
Other comprehensive income	—	—	—	—	—	—	14	—	14
Loss attributable to non-controlling interest	—	—	(556)	—	—	—	—	556	556
Net loss	—	—	—	—	—	—	—	(130,685)	(130,685)

Balance at December 31, 2013	—	$—	$337	102,523	$1,025	$527,779	$(24)	(572,245)	$(43,465)

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities
Net loss	$(130,685)	$(91,754)	$(79,676)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash interest expense	4,548	78	—
Depreciation and amortization	2,589	3,664	4,596
Stock-based compensation	10,733	6,889	6,952
Other non-cash items	579	(587)	864
Changes in operating assets and liabilities:
Purchased premiums and interest on available-for-sale securities	(1,809)	(2,354)	—
Accounts receivable	3,410	(1,841)	(3,681)
Prepaid expenses and other current assets	4,037	(2,477)	(3,933)
Accounts payable, accrued expenses and other	13,304	6,985	8,815
Deferred revenues	(4,989)	(5,281)	11,963
Deferred rent and tax incentives	2,076	7,892	1,264
Other assets and liabilities, net	1,032	(1,030)	19

Net cash used in operating activities	(95,175)	(79,816)	(52,817)

Cash flows from investing activities
Purchase of available-for-sale securities	(112,923)	(115,665)	—
Proceeds from sales and maturities of available-for-sale securities	95,100	43,880	—
Purchase of property and equipment	(9,857)	(3,189)	(3,754)
Assignment of restricted cash	(57)	(628)	—
Release of restricted cash	—	381	—
Other investing activities, net	(2)	—	7

Net cash used in investing activities	(27,739)	(75,221)	(3,747)

Cash flows from financing activities
Proceeds from public offerings, net of offering costs	26,716	100,025	—
Proceeds from issuance of convertible preferred stock, net of offering costs	—	—	76,949
Proceeds from exercise of common stock and warrants	2,036	5,427	1,745
Principal payment on capital lease obligations	—	(48)	(443)
Proceeds from issuance of debt, net of issuance costs	121,537	41,128	—
Payments of dividends on Series B convertible preferred stock	(3)	(4,235)	—
Deferred financing costs	—	—	(1,946)

Net cash provided by financing activities	150,286	142,297	76,305

Net increase (decrease) in cash and cash equivalents	27,372	(12,740)	19,741
Cash and cash equivalents, beginning of period	37,714	50,454	30,713

Cash and cash equivalents, end of period	$65,086	$37,714	$50,454

Noncash financing and investing activities
Conversion of convertible preferred stock to common stock	—	268,225	—
Conversion of convertible preferred stock warrants to common stock warrants	—	929	—
Issuance of derivative liability	35	196	—
Value of conversion feature of convertible senior notes, classified in Stockholders’ Deficit	51,876	—	—
Changes in property and equipment in accounts payable and accrued expenses	—	412	—
Disposals of fully depreciated assets	210	671	—
Reclassification of deferred financing costs to stockholders’ deficit	278	2,748	—
Dividends on Series B convertible preferred stock declared but not paid	—	28	—
Conversion of Silver Creek convertible notes	2,603	—	—
Supplemental disclosure of cash flows
Cash paid for interest	$3,915	$169	$13

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics. The Company has six novel therapeutic oncology candidates in clinical development (MM-398, MM-121, MM-111, MM-302, MM-151 and MM-141), multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company has also recently entered into an agreement to utilize its manufacturing expertise to develop, manufacture and exclusively supply bulk drug to a third party, who will in turn process the drug into a finished product and commercialize it globally. The Company’s discovery and development efforts are driven by Network Biology, which is its proprietary systems biology-based approach to biomedical research. The Company was incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated in the State of Delaware in October 2010.

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

As of December 31, 2013, the Company had unrestricted cash and cash equivalents and available-for-sale securities of $155.2 million. The Company expects that its existing unrestricted cash and cash equivalents and available-for-sale securities as of December 31, 2013, anticipated interest income and funding under its license and collaboration agreement with Sanofi related to MM-121 will enable the Company to fund operations into 2015. In the event that the Company obtains favorable results from the Phase 3 clinical trial of MM-398, the Company expects that anticipated additional expenses in 2014 related to the commercialization of MM-398 will be offset by cash received from potential collaboration opportunities.

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of its consolidated financial statements are as follows:

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. The Company’s wholly owned subsidiaries include Hermes BioSciences, Inc. (“Hermes”), which was merged with and into the Company during 2009, and Merrimack Pharmaceuticals (Bermuda) Ltd., which was incorporated during 2011. The Company also consolidates its majority owned subsidiary, Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these consolidated financial statements include revenue recognition, including the estimated percentage of billable expenses in any particular budget period, periods of meaningful use of licensed products, estimates used in accounting for revenue separability and recognition, useful lives with respect to long-lived assets and intangibles, accounting for stock-based compensation, convertible preferred stock warrants, contingencies, intangible assets, goodwill, in-process research and development, derivative liability, valuation of convertible debt, tax valuation reserves and accrued expenses, including clinical research costs. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents typically primarily consist of money market funds, commercial paper, corporate notes and bonds and certificates of deposit.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of December 31, 2013 and 2012, the Company recorded restricted cash of $685,000 and $628,000, respectively, which were primarily related to the Company’s facility lease.

Available-for-Sale Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ deficit until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2013, 2012 or 2011.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. The Company places its cash deposits in accredited financial institutions and, therefore, the Company’s management believes these funds are subject to minimal credit risk. The Company invests cash equivalents and available-for-sale securities in money market funds, U.S. government agencies securities and various corporate debt securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any one issue or any single issuer and to only invest in high credit quality securities. The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. For each of the years ended December 31, 2013 and 2012, Sanofi represented greater than 98% of collaboration revenues. As of December 31, 2013 and 2012, Sanofi represented greater than 98% and 99% of accounts receivable, respectively.

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

Costs for capital assets not yet placed into service have been capitalized as construction-in-progress and will be depreciated in accordance with the above guidelines once placed into service. Costs for repairs and maintenance are expensed as incurred, while major betterments are capitalized. The Company capitalizes interest cost incurred on funds used to construct property and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings.

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

Non-Controlling Interest

Non-controlling interest represents the non-controlling stockholders’ proportionate share of preferred stock and net loss of the Company’s majority owned consolidated subsidiary, Silver Creek. The non-controlling stockholders’ proportionate share of the preferred stock in Silver Creek is reflected as non-controlling interest in the Company’s consolidated balance sheets as of December 31, 2013 and 2012, respectively, as a component of mezzanine equity.

Derivative Liability

In December 2012, the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012, $0.3 million in February 2013 and $0.6 million in December 2013. Upon issuance, the Company determined that the underlying convertible notes represented share-settled debt and the potential conversion of the convertible notes into Silver Creek’s next qualifying series of preferred stock at a discount met the definition of a derivative, which was classified as a liability and remeasured each reporting period. Prior to conversion on December 31, 2013, the derivative was remeasured with changes in fair value recognized in earnings. The aggregate principal of $2.5 million and accrued interest of $0.1 million converted into shares of Silver Creek Series A preferred stock upon maturity on December 31, 2013. The Company estimated the value of the derivative liability issued in connection with the convertible notes payable at zero upon full conversion as of December 31, 2013 and $196,000 as of December 31, 2012.

Revenue Recognition

The Company enters into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic and diagnostic products. The terms of the agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties or profit-sharing on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting.

In January 2011, the Company adopted authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, separates and allocates consideration in a multiple element arrangement according to the relative selling price of each deliverable. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

The Company entered into a collaboration agreement with Watson Laboratories, Inc. (“Actavis”) in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple element arrangements. See Note 5, “License and Collaboration Agreements,” for additional information.

The Company’s license and collaboration agreements executed prior to January 1, 2011 continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition. The Company recognized upfront license payments as revenue upon delivery of the license only if the license had stand-alone value and the fair value of the undelivered performance obligations could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations were accounted for separately as the obligations were fulfilled. If the license was considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations could not be determined, the arrangement was accounted for as a single unit of accounting and the license payments and payments for performance obligations were recognized as revenue over the estimated period of when the performance obligations would be performed.

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

The Company did not materially modify any of its previously-existing multiple element arrangements during the years ended December 31, 2013 and 2012.

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

The Company records stock options issued to non-employees at fair value, periodically remeasures to reflect the current fair value at each reporting period, and recognizes expense over the related service period. When applicable, these equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, from non-owner sources and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities.

Other Income and Expense

The Company records gains and losses on the remeasurement of fair value of convertible preferred stock warrants and other derivative liabilities, the federal and state sponsored tax incentives and other one-time income or expense-related items in other income.

In January 2010, the Massachusetts Life Sciences Center (“MLSC”), an independent agency of the Commonwealth of Massachusetts, awarded the Company $1.5 million of tax incentives under its Life Sciences Tax Incentive Program. These incentives allowed the Company to monetize approximately $1.4 million of state research and development tax credits. The Company received this payment in 2010. In exchange for these incentives, the Company pledged to hire an incremental 50 employees and retain these employees until at least December 31, 2014. Failure to do so could result in the repayment of some or all of these incentives. The Company deferred and is amortizing the benefit of this incentive on a straight-line basis over the five-year performance period, with a cumulative catch-up in the period the pledge is achieved. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $0.3 million of benefit in other income in each period.

In January 2011, the MLSC awarded the Company an additional $1.3 million of tax incentives under its Life Sciences Tax Incentive Program, which allowed the Company to monetize approximately $1.2 million of state research and development tax credits. The Company received this payment in the second quarter of 2011. In exchange for these incentives, the Company pledged to hire an incremental 50 employees and retain these employees until at least December 31, 2015. Failure to do so could result in the repayment of some or all of these incentives. The Company deferred and is amortizing the benefit of this incentive on a straight-line basis over the five-year performance period, with a cumulative catch-up in the period the pledge is achieved. For the years ended December 31, 2013 and 2012, the Company recognized $0.2 million and $0.5 million, respectively, of benefit in other income. For the year ended December 31, 2011, the Company did not recognize any benefit in other income.

In January 2013, the MLSC awarded the Company an additional $0.5 million of tax incentives under its Life Science Tax Incentive Program, which allows the Company to monetize approximately $0.4 million of state research and development tax credits. The Company received this payment in the fourth quarter of 2013. In exchange for these incentives, the Company pledged to hire an incremental 20 employees and to maintain the additional headcount through at least December 31, 2017. Failure to do so could result in the Company being required to repay some or all of these incentives. The Company has deferred and will amortize the benefit of this incentive on a straight-line basis over the five-year performance period, commencing with a cumulative catch-up when the pledge is achieved.

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

In April 2012, the Company closed the initial public offering of its common stock. Upon closing, $2.7 million of deferred financing costs were netted against the equity proceeds within stockholders’ deficit.

In July 2013, the Company closed a follow-on underwritten public offering of additional shares of common stock and issued convertible senior notes in concurrent public offerings. Upon closing, $0.6 million of aggregate deferred financing costs were netted against the proceeds of these offerings.

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

When performing an evaluation of goodwill impairment, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative two-step impairment test. If the Company elects this option and finds, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. This requires the Company to assess the impact of significant events, milestones and changes to expectations and activities that may have occurred since the last impairment evaluation. Significant changes to these estimates, judgments and assumptions could materially change the outcome of the impairment assessment. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. If such an election occurs, in the first step, the fair value of the Company’s reporting unit is compared to the carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then the Company would record an impairment loss equal to the difference. As described above, the Company operates in one operating segment, which is considered the only reporting unit.

The Company’s evaluation of IPR&D impairment included a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets was necessary. For all but one IPR&D asset, it was determined that it was not more likely than not that an impairment existed as of August 31, 2013 and, therefore, impairment evaluations were not performed. In this one case, because it was determined that it was more likely than not that an impairment of one IPR&D asset existed as of August 31, 2013, an impairment evaluation was performed. These determinations and the evaluation required management to make significant estimates, judgments and assumptions as to development activities and future commercial potential of IPR&D and to assess the impact of significant events, milestones and changes to expectations and activities that may have occurred since the last impairment evaluation. Specifically, management considered estimated time and cost until the expected commencement of commercial activities, estimates of expected future revenues and cash flows, estimates of probabilities of success of the Company’s IPR&D, estimates of expected intellectual property protection and discount rates. Significant changes to these estimates, judgments and assumptions could materially change the outcome of management’s impairment assessment. The impairment evaluation resulted in the Company recognizing a $0.8 million impairment charge related to an early-stage preclinical program, which was charged to research and development expense. See Note 8, “Goodwill and Intangible Assets, Net,” for additional information.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2013 up through the date the Company issued these financial statements. Other than the items discussed at Note 20, “Subsequent Events,” the Company did not have any other material recognizable or unrecognizable subsequent events.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. Marketable Securities

Available-for-sale securities, all of which have maturities of twelve months or less, as of December 31, 2013 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013:
Commercial paper	$49,685	$—	$(5)	$49,680
Corporate debt securities	40,455	—	(19)	40,436

Total	$90,140	$—	$(24)	$90,116

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of December 31, 2013 was $77.1 million, representing 21 securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive loss as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense).

Available-for-sale securities in an unrealized loss position as of December 31, 2013 consisted of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
December 31, 2013:
Commercial paper	$36,683	$(5)
Corporate debt securities	40,436	(19)

	$77,119	$(24)

The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of December 31, 2013.

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

The following table presents the computation of basic and diluted net loss per share available to common stockholders:

	Years ended December 31,
(in thousands, except per share amount)	2013	2012	2011
Net Loss Per Share:
Numerator:
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(130,925)	$(91,277)	$(79,223)
Plus: Unaccreted dividends on convertible preferred stock	—	(2,107)	(7,789)

Net loss available to common stockholders—basic and diluted	(130,925)	(93,384)	(87,012)
Denominator:
Weighted-average common shares—basic and diluted	98,919	72,831	11,343

Net loss per share available to common stockholders—basic and diluted	$(1.32)	$(1.28)	$(7.67)

As discussed in Note 11, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 (the “Notes”) in an underwritten public offering. Upon any conversion of the Notes while the Company has indebtedness outstanding under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”), the Notes will be settled in shares of the Company’s common stock. Following the repayment and satisfaction in full of the Company’s obligations to Hercules under the Loan Agreement, upon any conversion of the Notes, the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2013, 2012 and 2011 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Years ended December 31,
(in thousands)	2013	2012	2011
Common stock warrants	2,777	2,842	2,640
Convertible preferred stock	—	—	66,256
Options to purchase common stock	20,107	18,066	17,617
Convertible preferred stock warrants	—	—	302
Conversion of the Notes	25,000	—	—

5. License and Collaboration Agreements

Sanofi

On September 30, 2009, the Company entered into a license and collaboration agreement with Sanofi for the development and commercialization of a drug candidate being developed by the Company under the name MM-121. The agreement became effective on November 10, 2009 and Sanofi paid the Company a nonrefundable, noncreditable upfront license fee of $60.0 million. Over the life of the agreement, the Company has received total milestone payments of $25.0 million. These milestone payments were $10.0 million associated with dosing the first patient in a Phase 2 clinical trial in breast cancer in 2010, $10.0 million associated with dosing the first patient in a Phase 2 clinical trial in non-small cell lung cancer in 2011 and $5.0 million associated with dosing the first patient in a Phase 2 clinical trial in ovarian cancer in 2012. The Company is eligible to receive additional future development, regulatory and sales milestone payments as well as future royalty payments depending on the success of MM-121.

Under the agreement, Sanofi is responsible for all MM-121 development and manufacturing costs. The Company has the right, but not the obligation, to co-promote and commercialize MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials. Also as part of the agreement, the Company was required to manufacture certain quantities of MM-121 and, at Sanofi’s and the Company’s option, may continue to manufacture additional quantities of MM-121 in the future. The Company has satisfied its manufacturing obligations under the agreement as of December 31, 2013. Sanofi reimburses the Company for direct costs incurred in both development and manufacturing and compensates the Company for its internal development efforts based on a full time equivalent (“FTE”) rate.

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, the right to future technology, back-up compounds, participation on steering committees, development services and manufacturing services, could be accounted for separately or as a single unit of accounting. The Company determined that its development services performance obligation is considered a separate unit of accounting as it is set at the Company’s option, has stand-alone value and the FTE rate is considered fair value. Therefore, the Company recognizes cost reimbursements for MM-121 development services within the period they are incurred and billable. Billable expenses are defined during each specified budget period. For the year ended December 31, 2013, this specified budget period is the 12-month annual period ended December 31, 2013. In the event that total development services expense incurred and expected to be incurred, during any particular budget period, exceed the total contractually allowed billable amount for development services during the same period, the Company recognizes only a percentage of the development services incurred as revenue during that period. This percentage is calculated as total development services expense incurred during the specified budget period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the specified period, multiplied by the total contractually allowed billable amount for development services during the specified period, less development services revenue previously recognized within the specified period. The Company determined that the license, the right to future technology, back-up compounds, participation on steering committees and manufacturing services performance obligations represented a single unit of accounting. As the Company cannot reasonably estimate its level of effort over the collaboration, the Company recognizes revenue from the upfront payment, milestone payment and manufacturing services payments using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of the agreement. Under this model, when a milestone is earned or manufacturing services are rendered and product is delivered, revenue is immediately recognized on a pro-rata basis in the period the milestone was achieved or product was delivered based on the time elapsed from the effective date of the agreement. Thereafter, the remaining portion is recognized on a straight-line basis over the remaining development period.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized revenue based on the following components of the Sanofi agreement:

	Years ended December 31,
(in thousands)	2013	2012	2011
Upfront payment	$5,000	$5,000	$5,000
Milestone payment	2,083	2,975	2,616
Development services	36,283	36,905	25,053
Manufacturing services and other	3,867	3,307	1,456

Total	$47,233	48,187	$34,125

The Company performs development services for which revenue is recognized under the Sanofi agreement in accordance with the specified budget period. During the year and specified budget period ended December 31, 2013, the Company performed $10.1 million of development services in excess of recognized revenue. During the years ended December 31, 2012 and 2011, development services approximated recognized revenue.

As of December 31, 2013 and 2012, the Company maintained the following assets and liabilities related to the Sanofi agreement:

	December 31,
(in thousands)	2013	2012
Accounts receivable, billed	$2,357	$1,577
Accounts receivable, unbilled	3,417	7,690
Deferred revenues	73,392	79,913

PharmaEngine, Inc.

On May 5, 2011, the Company entered into an assignment, sublicense and collaboration agreement with PharmaEngine, Inc. (“PharmaEngine”) under which the Company reacquired rights in Europe and certain countries in Asia to a drug being developed under the name MM-398. In exchange, the Company agreed to pay PharmaEngine a nonrefundable, noncreditable upfront payment of $10.0 million and will be required to pay up to an aggregate of $80.0 million in development and regulatory milestone payments and $130.0 million in sales milestone payments upon the achievement of specified development, regulatory and annual net sales milestones. During the first quarter of 2012, the Company paid a milestone of $5.0 million under the collaboration agreement with PharmaEngine in connection with dosing the first patient in a Phase 3 clinical trial of MM-398 in pancreatic cancer. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The Company is responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized research and development expenses of $1.5 million, $6.2 million and $11.2 million, respectively, related to the agreement with PharmaEngine. These amounts include a $5.0 million milestone payment expensed in the year ended

December 31, 2012 and a $10.0 million upfront payment expensed in the year ended December 31, 2011. As of December 31, 2013 and 2012, the Company had amounts accrued and payable of $0.6 million and $0.3 million, respectively, related to the agreement with PharmaEngine.

Actavis

In November 2013, the Company and Actavis entered into a development, license and supply agreement pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. Under the agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, additional products may be developed for Actavis in the future. The Company is eligible to receive up to $15.5 million, including $2.0 million upfront, which was received in December 2013, and the remainder in development funding and development, regulatory and commercial milestone payments related to the Initial Product. The Company will also receive a double digit share of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price.

The agreement will expire with respect to each product ten years after Actavis’ first sale of such product, unless terminated earlier, and will automatically renew for additional two year periods thereafter unless either party provides notice of non-renewal. Either party may terminate the agreement in the event of an uncured material breach or bankruptcy filing by the other party. Actavis may also terminate the agreement for convenience in specified circumstances upon 90 days’ prior written notice.

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has deferred total billed and billable milestones and development expenses of $2.1 million as of December 31, 2013.

GTC Biotherapeutics, Inc.

In July 2009, the Company entered into a license agreement with GTC Biotherapeutics, Inc. (“GTC”) for the development of MM-093 by GTC. On March 19, 2013, GTC terminated the license agreement. As a result, the Company recognized the remaining $0.6 million of deferred revenue related to this license agreement during the first quarter of 2013.

6. Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, restricted cash, available-for-sale securities, prepaid expenses, accounts receivable, accounts payable and accrued expenses, and other short-term assets and liabilities approximate their respective fair values due to the short-term maturities of these instruments and debts. The derivative liability is also carried at fair value.

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

Recurring Fair Value Measurement

The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 and the input categories associated with those assets and liabilities:

As of December 31, 2013 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market funds	$47,740	$—	$—
Cash equivalents—commercial paper	—	13,998	—
Investments—commercial paper	—	49,680	—
Investments—corporate debt securities	—	40,436	—

As of December 31, 2012 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market funds	$25,668	$—	$—
Cash equivalents—certificates of deposit	—	480	—
Cash equivalents—corporate debt securities	—	5,017	—
Investments—certificates of deposit	—	240	—
Investments—commercial paper	—	12,465	—
Investments—corporate debt securities	—	59,533	—
Liabilities:
Derivative liability	—	—	196

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

The fair value of the derivative liability as of December 31, 2012 and throughout the year ended December 31, 2013 was determined using a probability-weighted valuation model based on the likelihood of Silver Creek achieving a qualified financing. The significant unobservable input used in the fair value measurement of the Company’s derivative liability was the probability of Silver Creek’s successful achievement of aggregate financings of at least $4.0 million of gross proceeds prior to December 31, 2013. As discussed in Note 11, “Borrowings,” Silver Creek’s derivative liability was remeasured upon the maturation and conversion of the underlying note payable on December 31, 2013 to a zero percent probability of achieving the aggregate financings and converting at a discount, with the change in fair value recognized in other income.

The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 instruments, for the years ended December 31, 2013 and 2012:

(in thousands)	Convertible preferred stock warrants	Derivative Liability
Balance, December 31, 2011	$1,516	$—
Unrealized gain included in other income (expense)	(587)	—
Reclassification to common stock warrants	(929)	—
Portion of convertible note allocated to derivative	—	196

Balance, December 31, 2012	$—	$196
Portion of convertible note allocated to derivative	—	35
Remeasurement of derivative liability upon conversion of underlying note	—	(231)

Balance, December 31, 2013	$—	$—

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

The following table provides quantitative information associated with the fair value measurement of the Company’s non-recurring Level 3 inputs:

	Fair Value as of August 31, 2013	Valuation Technique	Unobservable Input	Percentage
	(in thousands)
IPR&D asset	$—	Income approach—Probability weighted discounted cash flow analysis	Discount rate	25.7%

Other Fair Value Measurements

The estimated fair value and carrying value of the $125.0 million aggregate principal amount of the Notes was $127.5 million and $125.0 million, respectively, as of December 31, 2013. The Company estimated the fair value of the Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input.

The estimated fair value and carrying value of the Hercules loans payable was $39.5 million and $40.3 million, respectively, as of December 31, 2013. The Company estimated the fair value of the loans payable by using publically available information related to Hercules’ portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input.

7. Consolidated Subsidiaries

Hermes BioSciences, Inc.

On October 6, 2009, (the “Acquisition Date”), the Company completed the acquisition of all outstanding shares of Hermes, a privately-held biotechnology company developing lipidic nano-carriers to allow for targeted delivery of small molecule drugs, including chemotherapies, with the goal of improving cancer treatment safety and efficacy.

Silver Creek Pharmaceuticals, Inc.

On August 20, 2010, the Company acquired a controlling interest in Silver Creek. In December 2012, as described in Note 11, “Borrowings,” Silver Creek entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012, $0.3 million in February 2013 and $0.6 million in December 2013. As of December 31, 2013, Silver Creek’s outstanding borrowings and related accrued interest of $2.6 million converted to shares of Silver Creek Series A preferred stock at the Series A preferred stock value of $1.00 per share. As a result of changes to the ownership composition of Silver Creek, the non-controlling interest increased by $0.8 million. As of December 31, 2013 and 2012, the Company owned 64% and 74% of the voting stock of Silver Creek, respectively, and recorded a non-controlling interest of $337,000 and $97,000, respectively, as a component of mezzanine equity on the Company’s consolidated balance sheets based on the terms of the Silver Creek Series A preferred stock.

As of December 31, 2013, the Company consolidated Silver Creek’s total assets and total liabilities of $1.0 million and $0.1 million, respectively. As of December 31, 2012, the Company consolidated Silver Creek’s total assets and total liabilities of $2.2 million and $1.8 million, respectively.

As of December 31, 2013 and 2012, employees and directors of the Company owned approximately 7% and 6% of the outstanding shares of Silver Creek Series A preferred stock, respectively.

Merrimack Pharmaceuticals (Bermuda) Ltd.

Merrimack Pharmaceuticals (Bermuda) Ltd. was incorporated in Bermuda during 2011, is wholly owned by the Company and holds certain intellectual property rights with respect to MM-398.

8. Goodwill and Intangible Assets, Net

As part of the acquisition of Hermes, the Company recognized acquired IPR&D of $7.0 million related to several development programs: an antibody-targeted nanotherapeutic that contains a chemotherapy drug, a nanotherapeutic that contains a chemotherapy drug and other early-stage preclinical programs in the amounts of $2.8 million, $3.4 million and $0.8 million, respectively. The Company also acquired intangible assets of $3.2 million related to core nano-carrier technology. These values were determined at the time of acquisition by estimating the costs to develop the acquired IPR&D into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success factors and discount rates used for each project considered the uncertainty surrounding the successful development of the acquired IPR&D.

As of December 31, 2013 and 2012, none of the IPR&D projects have reached technological feasibility nor do they have any alternative future use. Therefore, the Company has not commenced amortization of those assets. The full value of the antibody-targeted nanotherapeutic that contains a chemotherapy drug and the nanotherapeutic that contains a chemotherapy drug recorded at the Acquisition Date remained unchanged as of December 31, 2013 and 2012. The core technology asset is being amortized on a straight-line basis over a period of ten years, which is management’s best estimate of the useful life of this technology. The deprioritization and delay of the other early-stage preclinical programs during the year ended December 31, 2013 resulted in an impairment charge of $0.8 million during the third quarter of 2013.

Changes in the carrying value of goodwill, IPR&D and intangible assets for the years ended December 31, 2013, 2012 and 2011 were as follows:

(in thousands)	Intangible assets	IPR&D	Goodwill
Balance, December 31, 2010	$2,805	$7,010	$3,605
Amortization	(320)	—	—

Balance, December 31, 2011	2,485	7,010	3,605
Amortization	(320)	—	—

Balance, December 31, 2012	2,165	7,010	3,605
Amortization	(320)	—	—
Impairment	—	(810)	—

Balance, December 31, 2013	$1,845	$6,200	$3,605

Definite-lived intangible assets subject to amortization consist of core technology acquired from Hermes. The Company commenced amortization of these assets as of the Acquisition Date on a straight-line basis over a period of ten years, which is the estimated useful life of this technology. Amortization expense is expected to be as follows for the next five-year period:

Years Ended December 31,	(in thousands)
2014	$320
2015	320
2016	320
2017	320
2018	320

9. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
(in thousands)	2013	2012
Lab equipment	$13,714	$12,616
IT equipment	2,701	2,346
Leasehold improvements	10,523	8,200
Furniture and fixtures	340	330
Construction in process	7,635	1,774

	34,913	25,266
Less: Accumulated depreciation and amortization	(21,549)	(18,969)

	$13,364	$6,297

Depreciation expense was $2.8 million, $3.5 million and $5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capitalized interest costs were immaterial for the years ended December 31, 2013 and 2012. There were no capitalized interest costs for the year ended December 31, 2011.

During the years ended December 31, 2013 and 2012, the Company disposed of $0.2 million and $0.7 million of fully depreciated assets. No fixed assets were disposed of or sold during the year ended December 31, 2011.

There were no recognized impairment charges related to fixed assets in the years ended December 31, 2013, 2012 or 2011.

10. Accounts Payables, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2013 and 2012 consisted of the following:

	December 31,
(in thousands)	2013	2012
Accounts payable	$1,889	$283
Accrued goods and services	26,031	17,615
Accrued payroll and related benefits	7,255	5,853
Accrued interest	2,926	306
Accrued dividends payable	25	28
Deferred tax incentives	688	512
Derivative liability	—	196
Other contractual liability	—	851

Total accounts payable, accrued expenses and other	$38,814	$25,644

11. Borrowings

Future minimum payments under indebtedness agreements outstanding as of December 31, 2013 are as follows:

Years Ending December 31: (in thousands)	4.50% Convertible Senior Notes	Loan Agreement
2014	$5,594	$12,353
2015	5,625	18,130
2016	5,625	17,916
2017	5,625	—
2018 and thereafter	141,875	—

	$164,344	$48,399
Less interest	(39,344)	(7,199)
Less unamortized discount	(52,422)	(2,103)
Less current portion	—	(8,248)

Loans payable, net of current portion	$72,578	$30,849

4.50% Convertible Senior Notes

In July 2013, the Company issued $125.0 million aggregate principal amount of Notes in an underwritten public offering. The Company issued the Notes under an indenture, dated as of July 17, 2013 (the “Base Indenture”) between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by the supplemental indenture, dated as of July 17, 2013, between the Company and the Trustee (together with the Base Indenture, the “Indenture”). As a result of the Notes offering, the Company received net proceeds of approximately $120.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

The initial conversion rate of the Notes is 160 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $6.25 per share of common stock. The initial conversion price represents a premium of 25% over the public offering price per share of $5.00 in the Company’s concurrent underwritten public offering of common stock, as described in Note 13, “Common Stock.” The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances.

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

The Company has separately accounted for the liability and equity components of the Notes by bifurcating gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or equity component. This bifurcation was done by estimating an effective interest rate as of the date of issuance for similar notes which do not contain an embedded conversion option. This effective interest rate was estimated to be 15% and was used to compute the initial fair value of the indebtedness of $71.2 million. The gross proceeds received from the issuance of the Notes less the initial amount allocated to the indebtedness resulted in a $53.8 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ deficit and as debt discount, to be subsequently amortized as interest expense over the term of the Notes. Underwriting discounts and commissions and offering expenses totaled $4.4 million and were allocated to the indebtedness and the embedded conversion option based on their relative values. As a result, $2.5 million attributable to the indebtedness was recorded as debt discount, to be subsequently amortized as interest expense over the term of the Notes, and $1.9 million attributable to the embedded conversion option was netted with the embedded conversion option in stockholders’ deficit.

For the year ended December 31, 2013, interest expense related to the outstanding principal balance of the Notes was $6.2 million.

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

The Loan Agreement provides for interest-only payments for twelve months and repayment of the aggregate outstanding principal balance of the loans in monthly installments starting on December 1, 2013 and continuing through May 1, 2016. In the event the Company receives aggregate gross proceeds of at least $75.0 million in one or more transactions prior to December 1, 2013, the Company has the option to elect to extend the interest-only period by six months so that the aggregate outstanding principal balance of the loans issued pursuant to the Loan Agreement would be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. At the Company’s option, the Company may elect to prepay all or any part of the outstanding term loans without penalty. As described above and in Note 13, “Common Stock,” in July 2013, the Company sold an aggregate of 5,750,000 shares of its common stock to the public at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of Notes in concurrent underwritten public offerings, and as a result of these offerings, the Company received aggregate net proceeds in excess of $75.0 million. On October 27, 2013, the Company notified Hercules of its election to extend the interest-only period as permitted under the Loan Agreement.

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

The Loan Agreement defines events of default to include the occurrence of an event that results in a material adverse effect upon the Company’s business, operations, properties, assets or condition (financial or otherwise); the Company’s ability to perform its obligations when due in accordance with the terms of the Loan Agreement, or upon the ability of Hercules to enforce any of its rights or remedies with respect to such obligations; or the collateral under the Loan Agreement or Hercules’ liens on such collateral or the priority of such liens. As of December 31, 2013, there have been no events of default under the Loan Agreement.

Upon full repayment or maturity of the loans, the Company is required to pay Hercules a fee of $1.2 million, which has been recorded as a discount to the loans and as a long-term liability on the consolidated balance sheets. Additionally, the Company reimbursed Hercules for costs incurred related to the loans, which has been reflected as a discount to the carrying value of the loans. The Company is amortizing these loan discounts totaling $1.6 million to interest expense over the term of the loans using the effective interest method. For the years ended December 31, 2013 and 2012, interest expense related to the Hercules loans payable were $4.9 million and $0.5 million, respectively.

Convertible Notes—Silver Creek

In December 2012, as described in Note 2, “Summary of Significant Accounting Policies–Derivative Liability,” the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012, $0.3 million in February 2013 and $0.6 million in December 2013. The notes issued pursuant to the Note Purchase Agreement bore interest at 6% per annum. Upon issuance, these convertible notes contained a feature wherein at any time prior to maturity Silver Creek enters into a qualifying equity financing, defined as a sale or series of related sales of equity securities prior to the maturity date and resulting in at least $4.0 million of gross proceeds, the notes would automatically convert into the next qualifying equity financing at a 25% discount. The Company determined that this convertible feature met the definition of a derivative and required separate accounting treatment. The derivative was estimated to be valued at $0.2 million for the year ended December 31, 2012 using a probability-weighted model as described in Note 6, “Fair Value of Financial Instruments—Recurring Fair Value Measurement,” and was recorded as derivative liability on the consolidated balance sheets. For the year ended December 31, 2013, the derivative was remeasured upon conversion with the gain in remeasurement recognized in other income. The notes matured and converted, along with accrued interest of $0.1 million, into shares of Silver Creek Series A preferred stock on December 31, 2013. Upon conversion, the Company’s ownership percentage of Silver Creek outstanding preferred stock decreased from 74% to 64%, and a $0.8 million increase to non-controlling interest was recognized.

12. Stock Warrants

The following is a description of the common and convertible preferred stock warrant activity of the Company:

(in thousands, except per share amounts)	Warrants for the Purchase of Common Stock	Weighted Average Exercise Price	Warrants for the Purchase of Convertible Preferred Stock	Weighted Average Exercise Price
Balance—December 31, 2010	2,937	$2.93	306	$3.48
Expired	(1)	$2.47	—	—
Exercised	(296)	$2.46	(4)	$1.89

Balance—December 31, 2011	2,640	$2.98	302	$3.50
Conversion	302	$3.50	(302)	$3.50
Exercised	(100)	$2.63	—	—

Balance—December 31, 2012	2,842	$3.05	—	—
Exercised	(65)	$2.82

Balance—December 31, 2013	2,777	$3.05	—	—

During the year ended December 31, 2012, warrants to purchase approximately 100,000 shares of common stock were cashless exercised and 71,000 shares of common stock were issued. During the year ended December 31, 2013, warrants to purchase approximately 65,000 shares of common stock were cashless exercised and 35,000 shares of common stock were issued.

13. Common Stock

In July 2013, the Company sold an aggregate of 5,750,000 shares of its common stock at a price to the public of $5.00 per share in an underwritten public offering and received net proceeds of approximately $26.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

During the first quarter of 2012, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 200.0 million shares of $0.01 par value common stock. As of December 31, 2013 and 2012, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were approximately 102,523,000 and 95,825,000 shares of common stock issued and outstanding as of December 31, 2013 and 2012, respectively. The shares reserved for future issuance as of December 31, 2013 and 2012 consisted of the following:

(in thousands)	December 31, 2013	December 31, 2012
Common stock warrants	2,777	2,842
Options to purchase common stock	20,107	18,066
Conversion of the Notes	25,000	—

14. Stock-Based Compensation

Prior to 2008, the Company granted equity awards to employees, officers and consultants under the 1999 Stock Option Plan (as amended, the “1999 Plan”). In 2008, the Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) for employees, officers, directors, consultants and advisors and decided that no additional shares of common stock would be issued under the 1999 Plan. The 2011 Stock Incentive Plan (the “2011 Plan”) became effective upon closing of the Company’s initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2011 Plan increased the total number of shares of common stock available to be issued by 3.5 million, for a total of 4.3 million shares. Additional shares also become available for grant by reason of the forfeiture, cancellation, expiration or termination of existing awards. In February 2013, the Company registered 3.4 million additional shares of common stock related to the 2011 Plan. As of December 31, 2013, there were 1.7 million shares of common stock available to be issued under the 2011 Plan.

During the years ended December 31, 2013, 2012 and 2011, the Company issued options to purchase 3.3 million, 3.3 million and 2.3 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Prior to the closing of the Company’s initial public offering in April 2012, options previously granted to directors had vested immediately. After the closing of the Company’s initial public offering in April 2012, options granted to directors vest over a one-year period. During the years ended December 31, 2013, 2012 and 2011, the Company also issued options to purchase less than 0.1 million shares of common stock to non-employees in each period. The assumptions used to estimate the fair value of options granted to non-employees at the date of grant were materially consistent with those used for employee and director grants.

The Company recognized stock-based compensation expense as follows:

	Years ended December 31,
(in thousands)	2013	2012	2011
Employee awards:
Research and development	$5,954	$4,234	$3,597
General and administrative	4,808	2,510	2,875

Stock-based compensation for employee awards	10,762	6,744	6,472
Stock-based compensation for non-employee awards	(29)	145	480

Total stock-based compensation	$10,733	$6,889	$6,952

The stock-based compensation for non-employee awards recognized during the year ended December 31, 2013 was negative due to the change in fair value of the options granted during previous periods.

The fair value of employee options granted during the years ended December 31, 2013, 2012 and 2011 was estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2013	2012	2011
Risk-free interest rate	0.1 – 1.9%	0.7 – 1.1%	1.3 –2.5%
Expected dividend yield	0%	0%	0%
Expected term	5.3 – 5.9 years	5 – 5.9 years	5 – 5.9 years
Expected volatility	67 – 70%	66 – 72%	71 – 73%

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

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	18,066	$3.50	6.54	$51,486
Granted	3,286	$6.04
Exercised	(913)	$2.23
Cancelled	(332)	$6.02

Outstanding at December 31, 2013	20,107	$3.93	6.11	$38,348
Vested and expected to vest at December 31, 2013	19,829	$3.89	6.07	$38,307
Exercisable at December 31, 2013	15,672	$3.19	5.33	$37,861

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised in 2013, 2012 and 2011 was $2.7 million, $13.7 million and $1.4 million, respectively.

As of December 31, 2013, there was $15.9 million of total unrecognized compensation cost related to nonvested employee stock awards. As of December 31, 2013, the Company expects to recognize those costs over a weighted average period of approximately 1.8 years.

15. Income Taxes

As a result of losses incurred, the Company did not provide for any income taxes in the years ended December 31, 2013, 2012 and 2011. A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income tax at statutory federal rate	35.0%	35.0%	35.0%
State taxes	4.3	4.5	4.2
Permanent differences	(2.0)	(0.2)	(0.4)
Stock-based compensation	(0.6)	(0.3)	(1.2)
Tax credits	12.4	1.1	3.9
Foreign rate differential	(2.8)	(4.1)	(4.4)
Other	(1.5)	(0.5)	(0.8)
Change in valuation allowance	(44.8)	(35.5)	(36.3)

	—%	—%	—%

During the year ended December 31, 2013, the Company recorded a deferred tax liability related to the embedded conversion option of the 4.50% convertible senior notes through equity. This deferred tax liability is reflected in the deferred tax table below, but is appropriately excluded from the effective tax rate.

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Deferred tax assets
Net operating losses	$113,843	$77,806
Capitalized research and development expenses	32,771	40,083
Credit carryforwards	37,304	14,398
Depreciation	2,735	2,931
Deferred compensation	8,249	5,068
Accrued expenses	841	1,184
Deferred revenue	28,381	29,936
Other temporary differences	5,885	1,934

Total gross deferred tax asset	230,009	173,340
Valuation allowance	(207,304)	(169,651)

Net deferred tax asset	22,705	3,689
Deferred tax liabilities
Intangible assets	(3,234)	(3,689)
Debt discount	(19,471)	—

Net deferred taxes	$—	$—

The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2010 through 2013, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2013. However, to the extent the Company utilizes net operating losses from years prior to 2010, the statute remains open to the extent of the net operating losses utilized. The Company annually files a federal income tax return and a state income tax return in Massachusetts. The Company’s policy is to recognize interest and penalties for uncertain tax positions as a component of income tax expense. The Company has not recognized any interest and penalties historically through December 31, 2013.

At December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of $304.2 million and $230.7 million, respectively. Included in the federal and state net operating loss carryforwards is approximately $11.6 million of deduction related to the exercise of stock options. This amount represents an excess tax benefit, which will be realized when it results in reduction of cash taxes in accordance with Accounting Standards Codification 718. This excess tax benefit will be directly credited to additional paid-in capital when it is realized. The Company’s existing federal and state net operating loss carryforwards will expire in years through 2033. The Company also has available research and development credits for federal and state income tax purposes of approximately $18.6 million and $6.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2024, respectively. As of December 31, 2013, the Company also had available investment tax credits for state income tax purposes of $0.3 million, which will expire in years through 2016 if unused. In addition we have federal orphan drug credits of $14.4 million which begin to expire in 2031. The Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred revenue and capitalized research and development expenses. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, the Company has established a full valuation allowance against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal

Revenue Code”), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company has not currently completed an evaluation of ownership changes through December 31, 2013 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

The Company has not yet conducted a study of its domestic research and development credit carryforwards and orphan drug credits. This study may result in an increase or decrease to the Company’s credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the statement of operations and comprehensive loss or cash flows if an adjustment were required.

The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2013, 2012 and 2011 was as follows:

(in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
December 31, 2011	$103,881	28,802	—	$132,683
December 31, 2012	$132,683	36,968	—	$169,651
December 31, 2013	$169,651	37,653	—	$207,304

16. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. Total rent expense under these operating leases was $5.5 million, $4.3 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During August 2012, the Company entered into an Indenture of Lease (the “Amended Lease”), which amended and restated its facility lease, and agreed to occupy approximately a total of 109,000 square feet (the “Leased Space”), all of which is leased until June 30, 2019. In March and September 2013, the Company entered into facility lease amendments that are co-terminus with the existing lease. The aggregate minimum lease payments due over the seven-year term of the Amended Lease are approximately $35.0 million. As part of the Amended Lease and subsequent amendments, the landlord agreed to reimburse the Company for a portion of tenant improvements made to the facility, up to approximately $8.2 million. As of December 31, 2013, the Company has received $5.5 million of these tenant improvement reimbursements, with the remaining reimbursable tenant improvements recorded within other current assets on the consolidated balance sheets as of December 31, 2013. Tenant improvements recorded in deferred rent are amortized over the term of the lease as reductions to rent expense. The Amended Lease expires on June 30, 2019. The Company retains an option to renew the Amended Lease with respect to all of the Leased Space for an additional period of either one or five years.

Future minimum lease payments under noncancelable operating leases at December 31, 2013 are as follows:

Years ended December 31,	(in thousands)
2014	5,095
2015	5,208
2016	5,354
2017	5,470
2018 and thereafter	8,399

17. Related Party Transactions

In connection with the initial public offering of the Company’s common stock, Sanofi, a collaborator, purchased 5,217,391 shares of the Company’s common stock in April 2012.

In June 2012, the Company entered into a Right of Review Agreement (the “Agreement”) with Sanofi pursuant to which, if the Company determines to enter into negotiations with a third party regarding any license, option, collaboration, joint venture or similar transaction involving any therapeutic or companion diagnostic product candidate in the Company’s pipeline (an “Opportunity”), the Company will notify Sanofi of such Opportunity. Following such notice, Sanofi will have a specified period of time to determine whether to exercise an additional right to exclusively negotiate an agreement with the Company with respect to such Opportunity for a specified period of time. In addition, in specified circumstances, if the Company subsequently proposes to enter into any third-party agreement, the Company must first offer the same terms and conditions to Sanofi. The Agreement terminates on April 1, 2017.

In December 2012, February 2013 and December 2013, Silver Creek entered into an aggregate $2.5 million convertible note payable, of which $0.3 million was with directors, officers, scientific advisory board members and related parties of the Company. As of December 31, 2013, these notes and related accrued interest of $0.1 million converted into shares of Silver Creek Series A preferred stock.

18. Retirement Plan

On May 31, 2002, the Company established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. For the years ended December 31, 2013, 2012 and 2011, the Company made contributions of $0.7 million, $0.6 million and $0.5 million, respectively, to the plan.

19. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2013 and 2012. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2013
Collaboration revenues	$14,655	$18,452	$6,856	$7,823
Total operating expenses	41,921	47,560	42,780	36,065
Net loss	(28,323)	(30,251)	(39,763)	(32,348)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(28,153)	(30,082)	(39,631)	(33,059)
Net loss per share available to common stockholders—basic and diluted	$(0.29)	$(0.31)	$(0.39)	$(0.33)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2012
Collaboration revenues	$11,344	$12,063	$11,323	$14,191
Total operating expenses	35,379	32,368	35,197	38,719
Net loss	(23,402)	(20,139)	(23,320)	(24,893)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(23,284)	(20,026)	(23,199)	(24,768)
Net loss per share available to common stockholders—basic and diluted	$(2.14)	$(0.22)	$(0.25)	$(0.26)

20. Subsequent Events

In February 2014, the Company received notice of an award of $0.6 million of tax incentives from the MLSC, which will allow the Company to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Failure to do so could result in the Company being required to repay some or all of these incentives.

In February 2014, Hercules exercised warrants to purchase 302,143 shares of common stock for proceeds of $1.1 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: March 4, 2014	By:	/s/ Robert J. Mulroy
Robert J. Mulroy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Mulroy Robert J. Mulroy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2014

/s/ William A. Sullivan William A. Sullivan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 4, 2014

/s/ Gary L. Crocker Gary L. Crocker	Chairman of the Board	March 4, 2014

/s/ James van B. Dresser James van B. Dresser	Director	March 4, 2014

/s/ Gordon J. Fehr Gordon J. Fehr	Director	March 4, 2014

/s/ John Mendelsohn, M.D. John Mendelsohn, M.D.	Director	March 4, 2014

/s/ Sarah E. Nash Sarah E. Nash	Director	March 4, 2014

/s/ Michael E. Porter, Ph.D. Michael E. Porter, Ph.D.	Director	March 4, 2014

/s/ James H. Quigley James H. Quigley	Director	March 4, 2014

/s/ Anthony J. Sinskey, Sc.D. Anthony J. Sinskey, Sc.D.	Director	March 4, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on April 27, 2012)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

4.2	Warrant to purchase shares of Series D Convertible Preferred Stock, dated April 6, 2005, issued by the Registrant to Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.3	Form of warrant to purchase shares of Common Stock issued by the Registrant to various parties expiring on December 10, 2015 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.4	Form of warrant to purchase shares of Common Stock issued by the Registrant to various parties expiring on December 17, 2015 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.5	Form of warrant to purchase shares of Common Stock issued by the Registrant to various parties expiring on March 10, 2016 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.6	Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

4.7	First Supplemental Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

10.1#	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.3#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.4#	Form of Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.5#	Form of Non-Qualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.6#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Fazal R. Khan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.7#	Employment Agreement, dated as of September 30, 2011, by and between the Registrant and William M. McClements (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

Exhibit Number	Description of Exhibit

10.8#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Robert J. Mulroy (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.9#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Ulrik B. Nielsen (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.10#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Edward J. Stewart (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.11#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and William A. Sullivan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.12#	Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.13	Indenture of Lease, dated as of August 24, 2012, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC), as amended by the First Amendment of Lease, dated as of March 18, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.14	Second Amendment of Lease, dated as of September 12, 2013, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013)

10.15	Sublease, dated as of August 20, 2010, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc., as amended on January 20, 2011, May 4, 2011, May 26, 2011, August 1, 2011 and November 2, 2012 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.16*	Amendment No. 6 to Sublease, dated as of December 12, 2013, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc.

10.17†	Patent License Agreement, dated as of February 20, 2008, by and between the Registrant and the United States Public Health Service (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.18†	License Agreement, dated as of September 26, 2005, by and between the Registrant (as successor-in-interest to Hermes BioSciences, Inc.) and Merrimack Pharmaceuticals (Bermuda) Ltd. (as assignee from PharmaEngine, Inc.), as amended on June 30, 2011 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.19†	Assignment, Sublicense and Collaboration Agreement, dated as of May 5, 2011, by and between Merrimack Pharmaceuticals (Bermuda) Ltd. and PharmaEngine, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.20†	License and Collaboration Agreement, dated as of September 30, 2009, by and between the Registrant and Sanofi, as amended on February 18, 2011 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

Exhibit Number	Description of Exhibit

10.21†	Right of Review Agreement, dated as of June 14, 2012, by and between the Registrant and Sanofi (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

10.22†	Commercial License Agreement, dated as of June 6, 2008, by and between the Registrant and Selexis SA (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.23†	Exclusive License Agreement, dated as of November 1, 2000, by and between the Registrant (as successor-in-interest to Hermes BioSciences, Inc.) and The Regents of the University of California, as amended on October 6, 2003, September 13, 2006, June 6, 2007 and September 28, 2007 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.24†	Exclusive License Agreement, dated as of March 16, 2005, by and between the Registrant and The Regents of the University of California, as amended on November 17, 2009 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.25†	Collaboration Agreement, dated as of November 16, 2009, by and between the Registrant and Adimab LLC, as amended on April 27, 2010, June 2, 2010 and October 11, 2011 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.26†	Sublicense Agreement, dated as of June 30, 2008, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.27†	Amended and Restated Collaboration Agreement, dated as of January 24, 2007, by and between the Registrant and Dyax Corp., as amended on July 31, 2008 and November 6, 2009 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.28	Amendment to Amended and Restated Collaboration Agreement, dated as of January 18, 2012, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.29†*	Development, License and Supply Agreement, dated as of November 25, 2013, by and between the Registrant and Watson Laboratories, Inc.

10.30	Loan and Security Agreement, dated as of November 8, 2012, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2012)

10.31	Amendment, Consent and Waiver, dated as of July 10, 2013, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2013)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Database

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
+	Furnished herewith.