Form 10-Q
period 2014-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2014-05-06
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 103,405,151 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$66,897	$65,086
Available-for-sale securities	57,279	90,116
Restricted cash	101	101
Accounts receivable	12,155	5,857
Prepaid expenses and other current assets	2,450	5,484

Total current assets	138,882	166,644
Restricted cash	584	584
Property and equipment, net	13,779	13,364
Other assets	167	175
Intangible assets, net	1,765	1,845
In-process research and development	6,200	6,200
Goodwill	3,605	3,605

Total assets	$164,982	$192,417
Liabilities, Non-Controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$34,110	$38,814
Deferred revenues	9,527	9,336
Deferred rent	1,330	1,336
Long-term debt, current portion	12,022	8,248

Total current liabilities	56,989	57,734
Deferred revenues, net of current portion	64,110	66,139
Deferred rent, net of current portion	6,266	6,538
Deferred tax incentives, net of current portion	424	507
Long-term debt, net of current portion	101,789	103,427
Accrued interest	1,200	1,200

Total liabilities	230,778	235,545
Commitments and contingencies (Note 10)
Non-controlling interest	168	337
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued or outstanding at March 31, 2014 or December 31, 2013	—	—
Common stock, $0.01 par value: 200,000 shares authorized at March 31, 2014 and December 31, 2013; 103,361 and 102,523 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,034	1,025
Additional paid-in capital	532,840	527,779
Accumulated other comprehensive loss	(8)	(24)
Accumulated deficit	(599,830)	(572,245)

Total stockholders’ deficit	(65,964)	(43,465)
Total liabilities, non-controlling interest and stockholders’ deficit	$164,982	$192,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)	Three months ended March 31,
(unaudited)	2014	2013
Collaboration revenues	$13,034	$14,655
Operating expenses:
Research and development	30,324	36,989
General and administrative	6,224	4,932

Total operating expenses	36,548	41,921

Loss from operations	(23,514)	(27,266)
Other income and expenses
Interest income	35	52
Interest expense	(4,511)	(1,220)
Other, net	236	111

Net loss	(27,754)	(28,323)
Less net loss attributable to non-controlling interest	(169)	(170)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(27,585)	$(28,153)
Other comprehensive income:
Unrealized gain on available-for-sale securities	16	18

Other comprehensive income	16	18
Comprehensive loss	(27,569)	(28,135)
Net loss per share available to common stockholders—basic and diluted	$(0.27)	$(0.29)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	102,888	95,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)	Three months ended March 31,
(unaudited)	2014	2013
Cash flows from operating activities
Net loss	$(27,754)	$(28,323)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	2,144	234
Depreciation and amortization	886	700
Stock-based compensation	2,936	2,386
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	(1)	(291)
Accounts receivable	(6,298)	(531)
Accounts payable, accrued expenses and other	(4,549)	6,910
Deferred revenues	(1,838)	(3,065)
Other assets and liabilities, net	3,087	784

Net cash used in operating activities	(31,387)	(21,196)
Cash flows from investing activities
Purchases of available-for-sale securities	(5,100)	(7,090)
Proceeds from maturities of available-for-sale securities	37,602	20,950
Purchases of property and equipment	(1,438)	(2,354)

Net cash provided by investing activities	31,064	11,506
Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	2,134	199
Other financing activities, net	—	212

Net cash provided by financing activities	2,134	411
Net increase (decrease) in cash and cash equivalents	1,811	(9,279)
Cash and cash equivalents, beginning of period	65,086	37,714
Cash and cash equivalents, end of period	$66,897	$28,435
Non-cash investing and financing activities
Issuance of derivative liability	—	35
Changes in property and equipment in accounts payable and accrued expenses	—	(662)
Disposal of fully depreciated assets	409	50
Supplemental disclosure of cash flows
Cash paid for interest	$3,836	$998

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

As of March 31, 2014, the Company had unrestricted cash and cash equivalents and available-for-sale securities of $124.2 million. The Company expects that its existing unrestricted cash and cash equivalents and available-for-sale securities as of March 31, 2014, anticipated interest income and funding under its license and collaboration agreement with Sanofi related to MM-121 will enable the Company to fund operations into 2015.

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of its condensed consolidated financial statements are as follows:

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 4, 2014.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, is unaudited. The December 31, 2013 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or any future period.

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merrimack Pharmaceuticals (Bermuda) Ltd. The Company also consolidates its 64% majority owned subsidiary, Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

The Company’s ownership of Silver Creek was 64% as of March 31, 2014 and December 31, 2013. The consolidated financial statement activity related to Silver Creek was as follows:

(in thousands)	Non-Controlling Interest (Deficit)
Balance at December 31, 2012	$97
Net loss attributable to Silver Creek	(170)

Balance at March 31, 2013	$(73)

Non-Controlling Interest
Balance at December 31, 2013	$337
Net loss attributable to Silver Creek	(169)

Balance at March 31, 2014	$168

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these condensed consolidated financial statements include revenue recognition, including the estimated percentage of billable expenses in any particular budget period, periods of meaningful use of licensed products, estimates used in accounting for revenue separability and recognition, useful lives with respect to long-lived assets and intangibles, accounting for stock-based compensation, contingencies, intangible assets, goodwill, in-process research and development, derivative liability, valuation of convertible debt, tax valuation reserves and accrued expenses, including clinical research costs. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Available-for-Sale Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income as a component of stockholders’ deficit until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2014 or 2013.

Available-for-sale securities, all of which have maturities of twelve months or less, as of March 31, 2014 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
March 31, 2014:
Commercial paper	$26,796	$1	$(1)	$26,796
Corporate debt securities	30,491	—	(8)	30,483

Total	$57,287	$1	$(9)	$57,279

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of March 31, 2014 was $37.6 million, representing 12 securities. To determine whether an other-than-temporary impairment exists for securities with significant unrealized losses, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive loss as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense).

Available-for-sale securities in an unrealized loss position as of March 31, 2014 consisted of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
March 31, 2014:
Commercial paper	$7,098	$(1)
Corporate debt securities	30,483	(8)

	$37,581	$(9)

The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of March 31, 2014.

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

The Company entered into a collaboration agreement with Watson Laboratories, Inc. (“Actavis”) in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple element arrangements. See Note 4, “License and Collaboration Agreements,” for additional information.

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

The Company did not materially modify any of its previously-existing multiple element arrangements during the three months ended March 31, 2014 and 2013.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2014 up through the date the Company issued these financial statements. Other than the items discussed at Note 11, “Subsequent Events,” the Company did not have any other material recognizable or unrecognizable subsequent events.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

As discussed in Note 7, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 (the “Notes”) in an underwritten public offering. Upon any conversion of the Notes while the Company has indebtedness outstanding under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”), the Notes will be settled in shares of the Company’s common stock. Following the repayment and satisfaction in full of the Company’s obligations to Hercules under the Loan Agreement, upon any conversion of the Notes, the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. For purposes of this calculation, conversion of the Notes, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2014 and 2013 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

Three months ended March 31,
(in thousands)	2014	2013
Common stock warrants	2,443	2,779
Options to purchase common stock	22,243	20,664
Conversion of the Notes	25,000	—

4. License and Collaboration Agreements

Sanofi

On September 30, 2009, the Company entered into a license and collaboration agreement with Sanofi for the development and commercialization of a drug candidate being developed by the Company under the name MM-121. The agreement became effective on November 10, 2009 and Sanofi paid the Company a nonrefundable, noncreditable upfront license fee of $60.0 million. From the effective date of the agreement through March 31, 2014, the Company has received total milestone payments of $25.0 million pursuant to the agreement. The Company is eligible to receive additional future development, regulatory and sales milestone payments as well as future royalty payments depending on the success of MM-121.

Under the agreement, Sanofi is responsible for all MM-121 development and manufacturing costs. The Company has the right, but not the obligation, to co-promote MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials. Also as part of the agreement, the Company was required to manufacture certain quantities of MM-121 and, at Sanofi’s and the Company’s option, may continue to manufacture additional quantities of MM-121 in the future. The Company satisfied its manufacturing obligations under the agreement as of December 31, 2013. Sanofi reimburses the Company for direct costs incurred in both development and manufacturing and compensates the Company for its internal development efforts based on a full time equivalent (“FTE”) rate.

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, the right to future technology, back-up compounds, participation on steering committees, development services and manufacturing services, could be accounted for separately or as a single unit of accounting. The Company determined that its development services performance obligation is considered a separate unit of accounting, as it is set at the Company’s option, has stand-alone value and the FTE rate and other expense reimbursement rates are at fair value. Therefore, the Company recognizes cost reimbursements for MM-121 development services within the period they are incurred and billable. Billable expenses are defined during each specified budget period. For the three months ended March 31, 2014, this specified budget period is the 12-month annual period ended December 31, 2014. In the event that total development services expense incurred and expected to be incurred during any particular budget period exceed the total contractually allowed billable amount for development services during the same period, the Company recognizes only a percentage of the development services incurred as revenue during that period. This percentage is calculated as total development services expense incurred during the specified budget period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the specified period, multiplied by the total contractually allowed billable amount for development services during the specified period, less development services revenue previously recognized within the specified period. The Company determined that the license, the right to future technology, back-up compounds, participation on steering committees and manufacturing services performance obligations represented a single unit of accounting. As the Company cannot reasonably estimate its level of effort over the collaboration, the Company recognizes revenue from the upfront payment, milestone payment and manufacturing services payments using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of the agreement. Under this model, when a milestone is earned or manufacturing services are rendered and product is delivered, revenue is immediately recognized on a pro-rata basis in the period the milestone was achieved or product was delivered based on the time elapsed from the effective date of the agreement. Thereafter, the remaining portion is recognized on a straight-line basis over the remaining development period.

During the three months ended March 31, 2014 and 2013, the Company recognized revenue based on the following components of the Sanofi agreement:

	Three months ended March 31,
(in thousands)	2014	2013
Upfront payment	$1,250	$1,250
Milestone payment	521	521
Development services	10,700	11,590
Manufacturing services and other	563	741

Total	$13,034	$14,102

The Company performs development services for which revenue is recognized under the Sanofi agreement in accordance with the specified budget period. Additionally, for the period ended March 31, 2014, there is approximately $5.8 million of increased revenue related to the Company receiving budget approval for expenses incurred during the year ended December 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company maintained the following assets and liabilities related to the Sanofi agreement:

(in thousands)	March 31, 2014	December 31, 2013
Accounts receivable, billed	$4,283	$2,357
Accounts receivable, unbilled	7,513	3,417
Deferred revenues	71,058	73,392

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

During the three months ended March 31, 2014 and 2013, the Company recognized research and development expenses of $0.1 million and $0.3 million, respectively, related to the agreement with PharmaEngine.

Actavis

On November 25, 2013, the Company and Actavis entered into a development, license and supply agreement pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. Under the agreement, Actavis is responsible for all costs related to finished product processing and global commercialization.

Pursuant to the agreement, the Company has also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. The Company is eligible to receive up to $15.5 million, of which $2.0 million was received in December 2013, and the remainder in development funding and development, regulatory and commercial milestone payments related to the Initial Product. The Company will also receive a double digit share of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price.

The agreement will expire with respect to the Initial Product and any additional products developed in the future ten years after Actavis’ first sale of the applicable product, unless terminated earlier, and will automatically renew for additional two year periods thereafter unless either party provides notice of non-renewal. Either party may terminate the agreement in the event of an uncured material breach or bankruptcy filing by the other party. Actavis may also terminate the agreement for convenience in specified circumstances upon 90 days’ prior written notice.

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has deferred total billed and billable milestones and development expenses of $2.6 million as of March 31, 2014.

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

Recurring Fair Value Measurement

The following tables show assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and the input categories associated with those assets and liabilities:

As of March 31, 2014 (in thousands) Assets:	Level 1	Level 2	Level 3
Cash equivalents – money market funds	$59,471	$—	$—
Investments – commercial paper	—	26,796
Investments – corporate debt securities	—	30,483	—

As of December 31, 2013 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$47,740	$—	$—
Cash equivalents – commercial paper	—	13,998	—
Investments – commercial paper	—	49,680	—
Investments – corporate debt securities	—	40,436	—

The Company’s investment portfolio consists of investments classified as cash equivalents and available-for-sale securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents are invested in U.S. treasury and various corporate debt securities that approximate their face value. All marketable securities with an original maturity when purchased of greater than three months are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity.

Other Fair Value Measurements

The estimated fair value of the $125.0 million aggregate principal amount of the Notes was $126.4 million as of March 31, 2014. The Company estimated the fair value of the Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Notes is $74.6 million due to the bifurcation of the conversion feature of the Notes as described more fully in Note 7, “Borrowings.”

The estimated fair value and carrying value of the loans payable under the Loan Agreement with Hercules was $40.2 million and $40.4 million, respectively, as of March 31, 2014. The Company estimated the fair value of the loans payable by using publically available information related to Hercules’ portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input.

6. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2014 and December 31, 2013 consisted of the following:

(in thousands)	March 31, 2014	December 31, 2013
Accounts payable	$5,451	$1,889
Accrued goods and services	22,383	26,031
Accrued payroll and related benefits	4,167	7,255
Accrued interest	1,551	2,926
Accrued dividends payable	25	25
Deferred tax incentives	533	688

Total accounts payable, accrued expenses and other	$34,110	$38,814

7. Borrowings

Future minimum payments under indebtedness agreements outstanding as of March 31, 2014are as follows:

As of March 31, 2014: (in thousands)	4.50% Convertible Senior Notes	Loan Agreement
Remainder of 2014	$2,813	$11,298
2015	5,625	18,130
2016	5,625	17,916
2017	5,625	—
2018 and thereafter	141,875	—

	$161,563	$47,344
Less interest	(36,563)	(6,144)
Less unamortized discount	(50,418)	(1,971)
Less current portion	—	(12,022)

Loans payable, net of current portion	$74,582	$27,207

4.50% Convertible Senior Notes

In July 2013, the Company issued $125.0 million aggregate principal amount of Notes in an underwritten public offering. As a result of the Notes offering, the Company received net proceeds of approximately $120.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2014. The Notes are general unsecured senior obligations of the Company.

The Notes will mature on July 15, 2020 (the “Maturity Date”), unless earlier repurchased by the Company or converted at the option of holders. Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2020 only under certain circumstances. Upon any conversion of Notes that occurs while the Company’s indebtedness to Hercules under the Loan Agreement remains outstanding, the Notes will be settled in shares of the Company’s common stock. Following the repayment and satisfaction in full of the Company’s obligations to Hercules under the Loan Agreement, upon any conversion of the Notes, the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.

The initial conversion rate of the Notes is 160 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $6.25 per share of common stock. The conversion rate will be subject to adjustment in some events. In addition, following certain corporate events that occur prior to the Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances.

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

For the three months ended March 31, 2014, interest expense related to the outstanding principal balance of the Notes was $3.4 million.

Loan Agreement

In November 2012, the Company entered into the Loan Agreement with Hercules pursuant to which the Company received loans in the aggregate principal amount of $40.0 million in 2012. The Company, as permitted under the Loan Agreement, extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016.

Upon full repayment or maturity of the loans, the Company is required to pay Hercules a fee of $1.2 million, which has been recorded as a discount to the loans and as a long-term liability on the Company’s condensed consolidated balance sheets. Additionally, the Company reimbursed Hercules for costs incurred related to the loans, which has been reflected as a discount to the carrying value of the loans. The Company is amortizing these loan discounts totaling $1.6 million to interest expense over the term of the loans using the effective interest method. For the three months ended March 31, 2014 and 2013, interest expense related to Hercules loans payable was $1.2 million and $1.1 million, respectively.

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

8. Common Stock

As of March 31, 2014 and December 31, 2013, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were approximately 103,361,000 and 102,523,000 shares of common stock issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.

In February 2014, Hercules exercised warrants to purchase 302,143 shares of common stock for proceeds to the Company of $1.1 million.

The shares reserved for future issuance as of March 31, 2014 and December 31, 2013 consisted of the following:

(in thousands)	March 31, 2014	December 31, 2013
Common stock warrants	2,443	2,777
Options to purchase common stock	22,243	20,107
Conversion of the Notes	25,000	25,000

9. Stock-Based Compensation

As of December 31, 2013, there were 1.7 million shares of common stock available to be granted under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

In January 2014, 3.6 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. During the three months ended March 31, 2014 and 2013, the Company issued options to purchase 2.8 million and 2.7 million shares of common stock, respectively. At March 31, 2014, there were 2.6 million shares remaining available for grant under the 2011 Plan.

The assumptions used to estimate the fair value of options granted to employees at the date of grant for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013
Risk-free interest rate	1.9%	1.1%
Expected dividend yield	0%	0%
Expected term	5.8-5.9 years	5.8-5.9 years
Expected volatility	70%	67%

These options generally vest over a three-year period for employees. The Company recognized stock-based compensation expense as follows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(in thousands)	2014	2013
Employee awards:
Research and development	$1,681	$1,284
General and administrative	1,292	1,090

Stock-based compensation for employee awards	2,973	2,374
Stock-based compensation for non-employee awards	(37)	12

Total stock-based compensation	$2,936	$2,386

The stock-based compensation for non-employee awards recognized during the three months ended March 31, 2014 was negative due to the change in fair value of the options granted during previous periods.

The following table summarizes stock option activity during the three months ended March 31, 2014:

Number (in thousands, except per share amounts)	Weighted of Shares	Remaining Average Exercise Price	Aggregate Contractual Term	Intrinsic Value
Outstanding, December 31, 2013	20,107	$3.93	6.11	$38,348
Granted	2,810	$5.02
Exercised	(521)	$2.06
Forfeited	(153)	$6.11

Outstanding, March 31, 2014	22,243	$4.09	6.41	$33,398

Vested and expected to vest, March 31, 2014	21,798	$4.06	6.35	$33,365
Exercisable, March 31, 2014	15,769	$3.36	5.27	$32,975

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock.

10. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. Total rent expense under these operating leases was $1.5 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

Aggregate landlord reimbursable tenant improvements outstanding under the existing lease and related lease amendments as of March 31, 2014 is $0.9 million, which are recorded within other current assets on the condensed consolidated balance sheets.

11. Subsequent Events

In April 2014, the Company’s majority owned subisidiary, Silver Creek, named a new Chief Executive Officer and made changes to its Board of Directors. The Company is currently analyzing what effect these changes will have, if any, on the consolidation of Silver Creek for financial reporting purposes.

In May 2014, the Company received an award of $0.6 million of tax incentives from the Massachusetts Life Sciences Center, which will allow the Company to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Failure to do so could result in the Company being required to repay some or all of these incentives. The Company has deferred and will amortize the benefit of this monetization on a straight-line basis over the five-year performance period, commencing with a cumulative catch-up when the pledge is achieved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. Our mission is to provide patients, physicians and the healthcare system with the medicines, tools and information to transform the approach to care from one based on the identification and treatment of symptoms to one focused on the diagnosis and treatment of illness through a more precise mechanistic understanding of disease. We seek to accomplish our mission by applying our proprietary systems-based approach to biomedical research, which we call Network Biology. Our initial focus is in the field of oncology. We have six novel therapeutics in clinical development. In our most advanced program, we are developing MM-398 as a treatment for metastatic pancreatic cancer.

In May 2014, we announced top line results from our Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. The primary endpoint of this trial was a statistically significant difference in overall survival between MM-398, alone or in combination with 5-fluorouracil, or 5-FU, and leucovorin, against a common control arm of the combination of 5-FU and leucovorin. The combination of MM-398 with 5-FU and leucovorin achieved the primary endpoint for this trial, with a statistically significant survival advantage compared to the control arm. MM-398 monotherapy did not achieve a statistically significant survival advantage compared to the control arm. The combination of MM-398 with 5-FU and leucovorin achieved an overall survival of 6.1 months, a 1.9 month improvement over the 4.2 month survival demonstrated by the control arm of 5-FU and leucovorin alone. The primary log-rank analysis of overall survival for the MM-398 combination arm was statistically significant (p=0.012) with a corresponding hazard ratio of 0.67. A statistically significant advantage for progression free survival was also observed in the combination arm. The most common Grade 3 or higher adverse events in the MM-398 combination arm were neutropenia (14.5%), fatigue (13.7%), diarrhea (12.8%) and vomiting (11.1%). Sepsis (3.4%) was the only serious life threatening event that occurred with a more than 2% difference between the MM-398 combination arm and the control arm. The MM-398 monotherapy arm had a 4.9 month median overall survival, compared to 4.2 months in the control arm. For the monotherapy arm, the hazard ratio for overall survival was 0.99 with a corresponding p-value of 0.942. In general, patients experienced a higher level of adverse events with the MM-398 monotherapy dose and treatment schedule compared to patients who received the combination of MM-398 with 5-FU and leucovorin.

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through March 31, 2014, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our April 2012 initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of 4.50% convertible senior notes due 2020, or the convertible senior notes, in our July 2013 underwritten public offering and $223.8 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our development collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of a third-party pharmaceutical company, for which we have received $2.0 million in upfront fees and reimbursements as of March 31, 2014. As of March 31, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $124.2 million. We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of March 31, 2014, anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund operations into 2015.

We have never been profitable and, as of March 31, 2014, we had an accumulated deficit of $599.8 million. Our net loss was $27.8 million and $28.3 million for the three months ended March 31, 2014 and 2013, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, including MM-398 for which we expect to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or the FDA, in 2014 for the combination of MM-398 with 5-FU and leucovorin, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi for the development and commercialization of MM-121. Under this agreement, we granted Sanofi an exclusive, royalty-bearing, worldwide right and license to develop and commercialize MM-121 in exchange for payment by Sanofi of an upfront license fee of $60.0 million, up to $410.0 million in potential development and regulatory milestone payments, of which we have already received $25.0 million, up to $60.0 million in potential sales milestone payments and tiered, escalating royalties beginning in the sub-teen double digits based on net sales of MM-121 in the United States and beginning in the high single digits based on net sales of MM-121 outside the United States. We have the right, but not the obligation, to co-promote MM-121 in the United States and to participate in the development of MM-121 through Phase 2 proof of concept trials, which we are currently conducting. If we co-promote MM-121 in the United States, we will be responsible for paying our sales force costs and a specified percentage of direct medical affairs, marketing and promotion costs for MM-121 in the United States and will be eligible to receive tiered, escalating royalties beginning in the high teens based on net sales of MM-121 in the United States. We are also entitled to an increase in the royalty rate if a diagnostic product is actually used with MM-121 in the treatment of solid tumor indications. Sanofi is responsible for all development and manufacturing costs for MM-121. We have completed our manufacturing obligations under the agreement, and Sanofi has assumed responsibility for all manufacturing of MM-121. Sanofi reimburses us for internal time at a designated full-time equivalent rate per year and reimburses us for direct costs and services related to the development and manufacturing of MM-121.

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services within the period they are incurred and billable. Billable expenses are defined during each specified budget period. For the three months ended March 31, 2014, the specified budget period comprised the year ending December 31, 2014. In the event that total development services expense incurred and expected to be incurred during any particular budget period exceed the total contractually allowed billable amount for development services during the same period, we recognize only a percentage of the development services incurred as revenue in that period. This percentage is calculated as total development services expense incurred during the specified period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the specified period, multiplied by the total contractually allowed billable amount for development services during the specified period, less development services revenue recognized within the specified period. We recognize revenue on expenses incurred in excess of this percentage in the budget period when the excess amounts become contractually billable. We also recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which is currently estimated to be 12 years from the effective date of our agreement with Sanofi. During the three months ended March 31, 2014 and 2013, we recognized revenue based on the following components of the Sanofi agreement:

	Three months ended March 31,
(in thousands)	2014	2013
Upfront payment	$1,250	$1,250
Milestone payment	521	521
Development services	10,700	11,590
Manufacturing services and other	563	741

Total	$13,034	$14,102

We perform development services for which revenue is recognized under the Sanofi agreement in accordance with the specified budget period. Additionally, for the period ended March 31, 2014, there is approximately $5.8 million of increased revenue related to us receiving budget approval for expenses incurred during the year ended December 31, 2013.

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. Under the agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.5 million, including $2.0 million upfront, which was received in December 2013, and the remainder in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit share of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

The agreement will expire with respect to the initial product and any additional products developed in the future ten years after Actavis’ first sale of the applicable product, unless terminated earlier, and will automatically renew for additional two year periods thereafter unless either party provides notice of non-renewal. Either party may terminate the agreement in the event of an uncured material breach or bankruptcy filing by the other party. Actavis may also terminate the agreement for convenience in specified circumstances upon 90 days’ prior written notice.

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have deferred total billed and billable milestones and development expenses of $2.6 million and $2.1 million as of March 31, 2014 and December 31, 2013, respectively.

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we now have the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Since entering into the May 2011 agreement with PharmaEngine, we have paid PharmaEngine an aggregate of $15.0 million as an upfront license fee and in milestone payments. If we elect to apply for or are awarded certain specified regulatory designations with respect to filing submissions to the FDA within the United States, we may be obligated to pay PharmaEngine an additional $5.0 million milestone payment as early as 2014. We may also be required to pay up to an additional $70.0 million in aggregate development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the May 2011 agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the May 2011 agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended March 31, 2014 and 2013, we recognized research and development expense of $0.1 million and $0.3 million, respectively, under the May 2011 agreement with PharmaEngine.

Our financial obligations under other license and development agreement are summarized below under “–Liquidity and Capital Resources–Contractual obligations and commitments.”

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

		Current stage of	Three months ended March 31,
(in thousands)	Indication	development	2014	2013
MM-398	Cancer	Phase 3	$4,985	$7,270
MM-121	Cancer	Phase 2	1,898	12,062
MM-111	Cancer	Phase 2	3,399	4,267
MM-302	Cancer	Phase 1	3,757	1,469
MM-151	Cancer	Phase 1	4,107	1,740
MM-141	Cancer	Phase 1	2,316	1,386
Preclinical, general research and discovery			8,181	7,511
Stock compensation			1,681	1,284

Total research and development expense			$30,324	$36,989

The development, regulatory and clinical expenses related to the agreement we entered into with Actavis in November 2013 are included within our preclinical, general research and discovery expenses for the three months ended March 31, 2014.

MM-398

In May 2014, we announced top line results from our Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. In this trial, the combination of MM-398 with 5-FU and leucovorin achieved a statistically significant survival advantage compared to the control arm of 5-FU and leucovorin. We are continuing to evaluate the complete results of this trial. Our current estimate of the remaining external costs associated with completing the Phase 3 clinical trial is up to $1.5 million. We expect to submit an NDA to the FDA in 2014 for the combination of MM-398 with 5-FU and leucovorin. We are also conducting a Phase 1 translational study to identify predictive biomarkers associated with MM-398. A translational study is a clinical trial where biomarker investigation is performed, with a goal of identifying biomarkers that predict patients’ response to the therapy. In addition, several trials are ongoing in which the majority of the total clinical trial costs are paid for by the investigators. These trials include an investigator-sponsored Phase 2 clinical trial in colorectal cancer, an investigator-sponsored Phase 1 clinical trial in glioma and an investigator-initiated Phase 1 clinical trial in pediatric solid tumors.

In the first quarter of 2012, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial. If we elect to apply for and are awarded certain specified regulatory designations with respect to filing submissions to the FDA within the United States, we may be obligated to pay PharmaEngine an additional $5.0 million milestone payment as early as 2014. We may also be required to pay up to an additional $70.0 million in aggregate development and regulatory milestone payments and $130.0 million in additional sales milestone payments to PharmaEngine upon the achievement of specified development, regulatory and annual net sales milestones. PharmaEngine is also entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories.

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

General and administrative expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our executive, legal, intellectual property, business development, finance, purchasing, accounting, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, pre-commercialization costs, and accounting and information technology services. We expect that general and administrative expense will increase in future periods in proportion to increases in research and development and as a result of increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to develop and commercialize our clinical products. In addition, we expect that general and administrative expense will increase significantly upon the initiation of commercialization activities as a result of the favorable results obtained for the combination of MM-398 with 5-FU and leucovorin from our Phase 3 clinical trial.

Interest expense

Interest expense consists primarily of cash and non-cash interest recorded on our loans payable and convertible senior notes. We expect that interest expense will be higher in 2014 and through the time periods that our loans payable and convertible senior notes remain outstanding.

Other income

Other income consists primarily of the recognition of tax incentives and other one-time income or expense-related items.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, lease accounting, valuation of embedded conversion options, useful lives with respect to long-lived assets and intangibles, valuation of stock options, contingencies, accrued expenses and other, intangible assets, goodwill, in-process research and development and tax valuation reserves. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the methodologies and assumptions we apply under then have not materially changed since March 4, 2014, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2013. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

	Three months ended March 31,
(in thousands)	2014	2013
Collaboration revenues	$13,034	$14,655
Research and development expenses	30,324	36,989
General and administrative expenses	6,224	4,932

Loss from operations	(23,514)	(27,266)
Interest income	35	52
Interest expense	(4,511)	(1,220)
Other income	236	111

Net loss	$(27,754)	$(28,323)

Collaboration revenues

Collaboration revenues for the three months ended March 31, 2014 were $13.0 million, compared to $14.7 million for the three months ended March 31, 2013, a decrease of $1.6 million, or 11%. This decrease was the result of the winding down of clinical trial expenses as ongoing MM-121 Phase 2 clinical trials near completion, partially offset by approximately $5.8 million of increased revenue related to us receiving budget approval from Sanofi during the period ended March 31, 2014 for expenses incurred during the year ended December 31, 2013. We expect revenue related to the ongoing MM-121 clinical trials to continue to decrease throughout the year ended December 31, 2014 as ongoing trial activity continues to wind down.

Research and development expenses

Research and development expenses for the three months ended March 31, 2014 were $30.3 million, compared to $37.0 million for the three months ended March 31, 2013, a decrease of $6.7 million, or 18%. This decrease was primarily attributable to:

•	$10.2 million of decreased MM-121 expenses incurred primarily related to nearing completion of currently ongoing clinical trials, of which approximately $3.2 million relates to a reduction in clinical trial expenses due to a credit received from an agreement with a contract research organization;

•	$2.3 million of decreased MM-398 expenses incurred primarily related to nearing completion of our Phase 3 clinical trial in metastatic pancreatic cancer; and

•	$0.9 million of decreased MM-111 expenses incurred primarily related to a recent amendment to the currently ongoing Phase 2 clinical trial.

These decreases were partially offset by the following increases in incurred expenses:

•	$2.4 million of increased MM-151 expenses incurred primarily related to the timing of costs associated with our ongoing clinical trial, diagnostic efforts and a manufacturing campaign;

•	$2.3 million of increased MM-302 expenses incurred primarily related to the timing of costs associated with our ongoing clinical trial;

•	$1.0 million of increased spending on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development; and

•	$0.9 million of increased MM-141 expenses incurred primarily related to the timing of costs associated with our ongoing clinical trial and related diagnostic efforts.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2014 were $6.2 million, compared to $4.9 million for the three months ended March 31, 2013, an increase of $1.3 million, or 26%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for potential commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the three months ended March 31, 2014 was $4.5 million, compared to $1.2 million for the three months ended March 31, 2013. This increase was primarily attributable to the interest recorded on the convertible senior notes issued in July 2013, in addition to the interest recorded on the loans payable to Hercules Technology Growth Capital, Inc., or Hercules, in both periods.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through March 31, 2014, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible senior notes in our July 2013 underwritten public offering and $223.8 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $2.0 million in upfront fees and reimbursements as of March 31, 2014. As of March 31, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $124.2 million.

As of March 31, 2014, within our unrestricted cash and cash equivalents, $0.4 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $0.4 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(in thousands)	2014	2013
Cash used in operating activities	$(31,387)	($21,196)
Cash provided by investing activities	31,064	11,506
Cash provided by financing activities	2,134	411

Net increase (decrease) in cash and cash equivalents	$1,811	$(9,279)

Operating activities

Cash used in operating activities of $31.4 million during the three months ended March 31, 2014 was primarily a result of our net loss of $27.8 million and changes in operating assets and liabilities of $9.6 million, partially offset by non-cash items of $6.0 million. Cash used in operating activities of $21.2 million during the three months ended March 31, 2013 was primarily a result of our net loss of $28.3 million, partially offset by non-cash items of $3.3 million and changes in operating assets and liabilities of $3.8 million.

Investing activities

Cash provided by investing activities during the three months ended March 31, 2014 was primarily due to proceeds from maturities and sales of available-for-sale securities net of purchases of $32.5 million, partially offset by $1.4 million of property and equipment purchases. Cash provided by investing activities during the three months ended March 31, 2013 was primarily due to proceeds from maturities and sales of available-for-sale securities net of purchases of $13.9 million, partially offset by $2.4 million of property and equipment purchases.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2014 was primarily due to proceeds from the exercise of common stock options and warrants. Cash provided by financing activities for the three months ended March 31, 2013 was primarily due to $0.2 million of proceeds from the exercise of common stock options and $0.3 million of proceeds from the sale and issuance of convertible notes by Silver Creek.

Borrowings and other liabilities

We have convertible debt outstanding as of March 31, 2014 related to our 4.50% convertible senior notes due 2020, which we issued in July 2013 in the aggregate principal amount of $125.0 million. The convertible senior notes are convertible into common stock upon satisfaction of certain conditions. The convertible senior notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The convertible senior notes will mature on July 15, 2020 unless earlier repurchased by us or converted at the option of holders. See Note 7, “Borrowings,” in the accompanying notes to condensed consolidated financial statements for additional information.

In November 2012, we entered into a $40.0 million Loan and Security Agreement, or loan agreement, with Hercules, which provides for interest-only payments through June 1, 2014, upon which the repayment of the aggregate outstanding principal balance of the loans is due in monthly installments through November 1, 2016. An additional $1.2 million is due upon final repayment of the loans.

Funding requirements

We have not completed development of any therapeutic products or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our six most advanced product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials, including MM-398 in combination with 5-FU and leucovorin;

•	establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize products for which we may seek regulatory approval, including MM-398 in combination with 5-FU and leucovorin; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

As of March 31, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $124.2 million. We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of March 31, 2014, anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund operations into 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Contractual obligations and commitments

In May 2014, we received an award of $0.6 million of tax incentives from the Massachusetts Life Sciences Center, which will allow us to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, we have pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Income related to this award will not be recognized until the pledged headcount has been achieved. Failure to achieve this commitment could result in us being required to repay some or all of these incentives.

As of March 31, 2014, there have been no other material changes to our contractual obligations and commitments outside the ordinary course of business.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The convertible senior notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. As a result, we are not subject to interest rate risk with respect to the convertible senior notes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $27.8 million for the three months ended March 31, 2014, $130.7 million for the year ended December 31, 2013 and $91.8 million for the year ended December 31, 2012. As of March 31, 2014, we had an accumulated deficit of $599.8 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our six most advanced product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials, including MM-398 in combination with 5-FU and leucovorin;

•	establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize products for which we may seek regulatory approval, including MM-398 in combination with 5-FU and leucovorin; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We have, and will continue to have, a significant amount of indebtedness. As of March 31, 2014, we had outstanding borrowings in an aggregate principal amount of $40.0 million under the loan agreement with Hercules. In addition, on July 17, 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. We could in the future incur additional indebtedness beyond such amounts.

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

We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of March 31, 2014, anticipated interest income and funding under our license and collaboration agreement with Sanofi related to MM-121 will enable us to fund operations into 2015. Our future capital requirements will depend on many factors, including:

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

In particular, it is possible that the FDA and other regulatory agencies may not consider the results of our Phase 3 clinical trial of MM-398 for the treatment of patients with metastatic pancreatic cancer to be sufficient for approval of MM-398 for this indication. In general, the FDA suggests two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive studies will be more secure. Although the FDA informed us that the original design of our Phase 3 clinical trial of MM-398, plus supportive Phase 2 data obtained to date, could potentially provide sufficient safety and effectiveness data for the treatment of patients with metastatic pancreatic cancer, the FDA has further advised us that whether one or two adequate and well controlled clinical trials will be required will be a review issue in connection with an NDA submission. Even with favorable results in our Phase 3 clinical trial, the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different design.

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

Any other interruption of production at our manufacturing facility also could damage our business. For example, in 2009, we experienced a viral contamination at this facility that required that we shut the facility entirely for decontamination. Because of this contamination, the FDA placed a partial clinical hold on our investigational new drug application for MM-121 until we submitted supporting documentation to the FDA regarding our decontamination procedures. Although we were able to resolve this issue, with the FDA lifting the partial clinical hold in April 2010, other companies have experienced similar contamination problems, and we could experience a similar problem in the future that is more difficult to resolve and could lead to a clinical hold.

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

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, or Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Furthermore, on March 4, 2014, we filed a registration statement on Form S-3 with the SEC to facilitate the issuance of our securities from time to time in one or more offerings of up to $200,000,000 in aggregate dollar amount. This registration statement was declared effective by the SEC on April 2, 2014. Any sale of additional shares of our common stock or other securities could reduce the market price of our common stock.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: May 6, 2014	By:	/s/ William A. Sullivan
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