Form 10-Q
period 2014-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2014-08-11
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 104,587,587 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our most advanced product candidates and companion diagnostics;

•	our ongoing and planned discovery programs, preclinical studies and clinical trials;

•	the timing of the completion of our clinical trials and the availability of results from such trials;

•	our collaboration with PharmaEngine, Inc. related to MM-398;

•	our collaboration with Sanofi related to MM-121, including the termination of such collaboration;

•	our ability to establish and maintain additional collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our intellectual property position;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the potential advantages of our Network Biology approach to drug research and development;

•	the potential use of our Network Biology approach in fields other than oncology; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$77,751	$65,086
Available-for-sale securities	14,995	90,116
Restricted cash	101	101
Accounts receivable	6,605	5,857
Prepaid expenses and other current assets	4,396	5,484

Total current assets	103,848	166,644
Restricted cash	584	584
Property and equipment, net	13,731	13,364
Other assets	160	175
Intangible assets, net	1,685	1,845
In-process research and development	6,200	6,200
Goodwill	3,605	3,605

Total assets	$129,813	$192,417

Liabilities, Non-Controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$32,208	$38,814
Deferred revenues	46,283	9,336
Deferred rent	1,310	1,336
Long-term debt, current portion	11,052	8,248

Total current liabilities	90,853	57,734
Deferred revenues, net of current portion	3,023	66,139
Deferred rent, net of current portion	5,987	6,538
Deferred tax incentives, net of current portion	740	507
Long-term debt, net of current portion	105,135	103,427
Accrued interest	1,200	1,200

Total liabilities	206,938	235,545

Commitments and contingencies (Note 10)
Non-controlling interest	(13)	337
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued or outstanding at June 30, 2014 or December 31, 2013	—	—
Common stock, $0.01 par value: 200,000 shares authorized at June 30, 2014 and December 31, 2013; 104,513 and 102,523 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,045	1,025
Additional paid-in capital	539,785	527,779
Accumulated other comprehensive loss	(3)	(24)
Accumulated deficit	(617,939)	(572,245)

Total stockholders’ deficit	(77,112)	(43,465)
Total liabilities, non-controlling interest and stockholders’ deficit	$129,813	$192,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
(unaudited)	2014	2013	2014	2013

Collaboration revenues	$27,815	$18,452	$40,849	$33,107
Operating expenses:
Research and development	33,795	42,465	64,119	79,454
General and administrative	7,921	5,095	14,145	10,027

Total operating expenses	41,716	47,560	78,264	89,481

Loss from operations	(13,901)	(29,108)	(37,415)	(56,374)
Other income and expenses
Interest income	20	35	55	87
Interest expense	(4,570)	(1,293)	(9,081)	(2,513)
Other, net	161	115	397	226

Net loss	(18,290)	(30,251)	(46,044)	(58,574)
Less net loss attributable to non-controlling interest	(181)	(169)	(350)	(339)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(18,109)	$(30,082)	$(45,694)	$(58,235)

Other comprehensive income:
Unrealized gain on available-for-sale securities	5	15	21	33

Other comprehensive income	5	15	21	33
Comprehensive loss	(18,104)	(30,067)	(45,673)	(58,202)

Net loss per share available to common stockholders—basic and diluted	$(0.17)	$(0.31)	$(0.44)	$(0.61)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	103,809	96,170	103,351	96,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)	Six months ended June 30,
(unaudited)	2014	2013
Cash flows from operating activities
Net loss	$(46,044)	$(58,574)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	4,267	470
Depreciation and amortization	2,241	1,319
Stock-based compensation	7,091	5,416
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	(4)	(291)
Accounts receivable	(748)	(5,270)
Accounts payable, accrued expenses and other	(6,027)	11,386
Deferred revenues	(26,169)	(2,404)
Other assets and liabilities, net	1,173	2,518

Net cash used in operating activities	(64,220)	(45,430)

Cash flows from investing activities
Purchases of available-for-sale securities	(20,100)	(8,290)
Proceeds from maturities of available-for-sale securities	94,733	49,010
Purchases of property and equipment	(2,983)	(3,305)
Other investing activities, net	—	(39)

Net cash provided by investing activities	71,650	37,376

Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	4,936	1,204
Proceeds from convertible notes issued by majority owned subsidiary, net of issuance costs	300	274
Other financing activities, net	(1)	(195)

Net cash provided by financing activities	5,235	1,283

Net increase (decrease) in cash and cash equivalents	12,665	(6,771)
Cash and cash equivalents, beginning of period	65,086	37,714

Cash and cash equivalents, end of period	$77,751	$30,943

Non-cash investing and financing activities

Issuance of derivative liability	37	35
Property and equipment in accounts payable and accrued expenses	564	—
Disposal of fully depreciated assets	670	77

Supplemental disclosure of cash flows
Cash paid for interest	$4,915	$2,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. The Company has six novel therapeutic oncology candidates in clinical development (MM-398, MM-121, MM-111, MM-302, MM-151 and MM-141), multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company also has an agreement to utilize its manufacturing expertise to develop, manufacture and exclusively supply bulk drug to a third party, who will in turn process the drug into a finished product and commercialize it globally. The Company’s discovery and development efforts are driven by Network Biology, which is its proprietary systems biology-based approach to biomedical research. The Company was incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated in the State of Delaware in October 2010.

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

As of June 30, 2014, the Company had unrestricted cash and cash equivalents and available-for-sale securities of $92.7 million. The Company expects that its existing unrestricted cash and cash equivalents and available-for-sale securities as of June 30, 2014, anticipated interest income and remaining funding under its license and collaboration agreement with Sanofi related to MM-121, which will terminate effective December 17, 2014 unless the Company chooses to accelerate such termination date, will enable the Company to fund operations into 2015.

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of its condensed consolidated financial statements are as follows:

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 4, 2014.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, is unaudited. The December 31, 2013 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or any future period.

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merrimack Pharmaceuticals (Bermuda) Ltd. The Company also consolidates its majority owned subsidiary, Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

The Company’s ownership of Silver Creek was 64% as of June 30, 2014 and December 31, 2013. The consolidated financial statement activity related to Silver Creek was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2013	$337
Net loss attributable to Silver Creek	(350)

Balance at June 30, 2014	$(13)

Non-Controlling Interest
Balance at December 31, 2012	$97
Net loss attributable to Silver Creek	(339)

Balance at June 30, 2013	$(242)

In April 2014, Silver Creek named a new Chief Executive Officer and made changes to its board of directors. The Company remains the primary beneficiary of Silver Creek, so these changes to Silver Creek’s management and directors did not effect a change on the consolidation of Silver Creek for financial reporting purposes.

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these condensed consolidated financial statements include revenue recognition, including the estimated percentage of billable expenses in any particular budget period, periods of meaningful use of licensed products, estimates used in accounting for revenue separability, accounting for revenue period of substantial involvement and recognition, useful lives with respect to long-lived assets and intangibles, accounting for stock-based compensation, contingencies, intangible assets, goodwill, in-process research and development, derivative liability, valuation of convertible debt, tax valuation reserves and accrued expenses, including clinical research costs. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Available-for-Sale Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income as a component of stockholders’ deficit until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2014 or 2013.

Available-for-sale securities, all of which have maturities of twelve months or less, as of June 30, 2014 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
June 30, 2014:
Commercial paper	$14,998	$—	$(3)	$14,995

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2014 was $15.0 million, which consisted of three commercial paper securities comprising the total balance. To determine whether an other-than-temporary impairment exists for securities with significant unrealized losses, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive loss as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified when the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security, and the amount of the loss is recognized in other income (expense).

The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the above investments before the recovery of their amortized cost bases, which may occur upon maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of June 30, 2014.

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

The Company’s license and collaboration agreements executed prior to January 1, 2011 continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements. The Company recognized upfront license payments as revenue upon delivery of the license only if the license had stand-alone value and the fair value of the undelivered performance obligations could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations were accounted for separately as the obligations were fulfilled. If the license was considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations could not be determined, the arrangement was accounted for as a single unit of accounting and the license payments and payments for performance obligations were recognized as revenue over the estimated period of when the performance obligations would be performed.

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

The Company did not materially modify any of its previously-existing multiple element arrangements during the six months ended June 30, 2014 and 2013 other than as discussed in Note 4, “License and Collaboration Agreements.”

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

Other Income and Expense

The Company records gains and losses on the recognition of federal and state sponsored tax incentives and other one-time income or expense-related items in other income (expense).

In May 2014, the Company received an award of $0.6 million of tax incentives from the Massachusetts Life Sciences Center, which allows the Company to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Failure to do so could result in the Company being required to repay some or all of these incentives. The Company has deferred and will amortize the benefit of this monetization on a straight-line basis over the five-year performance period, commencing with a cumulative catch-up when the pledge is achieved.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance will be effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on the consolidated financial statements.

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

As discussed in Note 7, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 (the “Notes”) in an underwritten public offering. Upon any conversion of the Notes while the Company has indebtedness outstanding under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”), the Notes will be settled in shares of the Company’s common stock. Following the repayment and satisfaction in full of the Company’s obligations to Hercules under the Loan Agreement, upon any conversion of the Notes, the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. For purposes of this calculation, conversion of the Notes, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2014 and 2013 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	As of June 30,
(in thousands)	2014	2013

Options to purchase common stock	21,245	20,447
Common stock warrants	2,407	2,777
Conversion premium on the Notes	25,000	—

4. License and Collaboration Agreements

Sanofi

On September 30, 2009, the Company entered into a license and collaboration agreement with Sanofi for the development and commercialization of a drug candidate being developed by the Company under the name MM-121. The agreement became effective on November 10, 2009 and Sanofi paid the Company a nonrefundable, noncreditable upfront license fee of $60.0 million. From the effective date of the agreement through June 30, 2014, the Company has received total milestone payments of $25.0 million pursuant to the agreement. Under the agreement, Sanofi is responsible for all MM-121 development and manufacturing costs. Sanofi reimburses the Company for direct costs incurred in both development and manufacturing and compensates the Company for its internal development efforts based on a full time equivalent rate.

On June 17, 2014, the Company and Sanofi agreed to terminate the license and collaboration agreement effective December 17, 2014, although the Company has the right to accelerate such termination date. In connection with the agreement to terminate the collaboration, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to the Company in July 2014, and the Company waived Sanofi’s obligation to reimburse Merrimack for MM-121 development costs incurred after the effective termination date. Effective upon the termination of the license and collaboration agreement, the Company will not be entitled to receive any additional fees, milestone payments or reimbursements from the collaboration.

The Company recognizes cost reimbursements for MM-121 development services within the period they are incurred and billable. Billable expenses are identified during each specified budget period. For the three and six months ended June 30, 2014, this specified budget period was prospectively determined to end December 17, 2014, although the specified allowable budget expense was not changed. In the event that total development services expense incurred and expected to be incurred during the same period exceed the total contractually allowed billable amount for development services during that period, the Company recognizes only a percentage of the development services incurred as revenue during that period. This percentage is calculated as total development services expense incurred during the specified budget period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the specified period, multiplied by the total contractually allowed billable amount for development services during the specified period, less development services revenue previously recognized within the specified period.

At the inception of the collaboration, the Company determined that the license, the right to future technology, back-up compounds, participation on steering committees and manufacturing services performance obligations comprising the license and collaboration agreement represented a single unit of accounting. As the Company cannot reasonably estimate its level of effort over the collaboration, the Company recognizes revenue from the upfront payment, milestone payment and manufacturing services payments using the contingency-adjusted performance model over the expected development period, which was initially estimated at 12 years from the effective date of the agreement.

As a result of the Company and Sanofi agreeing to terminate the license and collaboration arrangement, the development period was revised to end as of December 17, 2014. Accordingly, the balance of the deferred revenue remaining on April 1, 2014 is being recognized prospectively on a straight-line basis over the remaining development period, estimated to end on December 17, 2014, in accordance with current generally accepted principles on revenue recognition.

During the three and six months ended June 30, 2014 and 2013, the Company recognized revenue based on the following components of the Sanofi agreement:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Upfront payment	$13,268	$1,250	$14,518	$2,500
Milestone payments	5,529	521	6,049	1,042
Development services	3,040	14,682	13,740	26,272
Manufacturing services and other	5,978	1,999	6,542	2,740

Total	$27,815	$18,452	$40,849	$32,554

The Company performs development services for which revenue is recognized under the Sanofi agreement in accordance with the specified budget period. Additionally, for the six months ended June 30, 2014, there is approximately $5.8 million of increased revenue related to the Company receiving budget approval for expenses incurred prior to December 31, 2013.

As of June 30, 2014 and December 31, 2013, the Company maintained the following assets and liabilities related to the Sanofi agreement:

(in thousands)	June 30, 2014	December 31, 2013

Accounts receivable, billed	$3,390	$2,357
Accounts receivable, unbilled	2,938	3,417
Deferred revenue	46,283	73,392

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

During the three months ended June 30, 2014 and 2013, the Company recognized research and development expenses of $0.1 million and $0.2 million, respectively, and during the six months ended June 30, 2014 and 2013, the Company recognized research and development expenses of $0.2 million and $0.5 million, respectively, related to the agreement with PharmaEngine.

Actavis

On November 25, 2013, the Company and Actavis entered into a development, license and supply agreement pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. Under the agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, the Company has also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. The Company is eligible to receive up to $15.5 million under the agreement, of which $2.7 million has been received through June 30, 2014, with the remainder relating to development funding and development, regulatory and commercial milestone payments related to the Initial Product. The Company will also receive a double digit share of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price.

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

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has deferred total billed and billable milestones and development expenses of $3.0 million as of June 30, 2014 and $2.1 million as of December 31 2013 related to the agreement.

5. Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, restricted cash, available-for-sale securities, prepaid expenses, accounts receivable, accounts payable and accrued expenses, and other short-term assets and liabilities approximate their respective fair values due to the short-term maturities of these assets and liabilities.

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

Recurring Fair Value Measurements

The following tables show assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and the input categories associated with those assets and liabilities:

As of June 30, 2014 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$67,108	$—	$—
Investments – commercial paper	—	14,995	—

As of December 31, 2013 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$47,740	$—	$—
Cash equivalents – corporate debt securities	—	13,998	—
Investments – commercial paper	—	49,680	—
Investments – corporate debt securities	—	40,436	—

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

Other Fair Value Measurements

The estimated fair value of the $125.0 million aggregate principal amount of the Notes was $170.2 million as of June 30, 2014. The Company estimated the fair value of the Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Notes is $76.6 million due to the bifurcation of the conversion feature of the Notes as described more fully in Note 7, “Borrowings.”

The estimated fair value and carrying value of the loans payable under the Loan Agreement with Hercules was $39.6 million and $40.5 million, respectively, as of June 30, 2014. The Company estimated the fair value of the loans payable by using publically available information related to Hercules’ portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input.

The immaterial fair value of a derivative liability as of June 30, 2014 was determined using a probability-weighted valuation based upon the likelihood of Silver Creek achieving a qualified financing, which is classified as a Level 3 input, as described in Note 7, “Borrowings.”

6. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of June 30, 2014 and December 31, 2013 consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Accounts payable	$4,320	$1,889
Accrued goods and services	19,075	26,031
Accrued payroll and related benefits	5,207	7,255
Accrued interest	2,945	2,926
Accrued dividends payable	25	25
Deferred tax incentives	636	688

Total accounts payable, accrued expenses and other	$32,208	$38,814

7. Borrowings

Future minimum payments under indebtedness agreements outstanding as of June 30, 2014 are as follows:

As of June 30, 2014: (in thousands)	4.50% Convertible Senior Notes	Loan Agreement
Remainder of 2014	$2,813	$5,626
2015	5,625	18,135
2016	5,625	23,804
2017	5,625	—
2018 and thereafter	141,875	—

	161,563	47,565
Less interest	(36,563)	(6,365)
Less unamortized discount	(48,413)	(1,862)
Less current portion	—	(10,790)

Loans payable, net of current portion	$76,587	$28,548

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

For the three and six months ended June 30, 2014, interest expense related to the outstanding principal balance of the Notes was $3.4 million and $6.8 million, respectively.

Loan Agreement

In November 2012, the Company entered into the Loan Agreement with Hercules pursuant to which the Company received loans in the aggregate principal amount of $40.0 million in 2012. The Company, as permitted under the Loan Agreement, had previously extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, the Company entered into an amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend by four additional months the period during which the Company makes interest-only payments. As a result of the amendment, the Company will repay the aggregate outstanding principal balance of the loan in equal monthly installments of principal and interest (based on a 30 month amortization schedule) beginning on October 1, 2014. The remaining principal balance and interest will be due and payable on November 1, 2016.

Upon full repayment or maturity of the loans, the Company is required to pay Hercules a fee of $1.2 million, which has been recorded as a discount to the loans and as a long-term liability on the Company’s condensed consolidated balance sheets. Additionally, the Company reimbursed Hercules for costs incurred related to the loans, which has been reflected as a discount to the carrying value of the loans. The Company is amortizing these loan discounts totaling $1.6 million to interest expense over the term of the loans using the effective interest method. For the three months and six months ended June 30, 2014, interest expense related to Hercules loans payable was $1.2 million and $2.4 million, respectively. For the three and six months ended June 30, 2013, interest expense related to Hercules loans payable was also $1.2 million and $2.4 million, respectively.

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

Convertible Notes - Silver Creek

Between April and June 2014, the Company’s majority owned subsidiary, Silver Creek, issued an aggregate of $0.3 million in convertible notes to multiple legal entities pursuant to a Note Purchase Agreement. The notes bear interest at 6% and mature and convert, along with accrued interest, into Silver Creek Series A preferred stock on December 31, 2014. If at any time prior to maturity Silver Creek enters into a qualifying equity financing, defined as a sale or series of related sales of equity securities prior to the maturity date and resulting in at least $4.0 million of gross proceeds, the notes will automatically convert into the next qualifying equity financing at a 25% discount. The Company determined that this convertible feature met the definition of a derivative and required separate accounting treatment. The derivative was estimated to be immaterial upon issuance and as of June 30, 2014 using a probability-weighted model, and was recorded as derivative liability within other current liabilities on the consolidated balance sheets. As of June 30, 2014, Silver Creek had outstanding borrowings of $0.3 million, net of immaterial debt discounts. For the three and six months ended June 30, 2014, interest expense related to the outstanding principal balance under the Note Purchase Agreement was immaterial.

8. Common Stock

As of June 30, 2014 and December 31, 2013, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were approximately 104,513,000 and 102,523,000 shares of common stock issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

In February 2014, Hercules exercised warrants to purchase 302,143 shares of common stock for proceeds to the Company of $1.1 million.

The shares reserved for future issuance as of June 30, 2014 and December 31, 2013 consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Options to purchase common stock	21,245	20,107
Common stock warrants	2,407	2,777
Conversion premium on the Notes	25,000	25,000

9. Stock-Based Compensation

As of December 31, 2013, there were 1.7 million shares of common stock available to be granted under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan is administered by the Company’s board of directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

In January 2014, 3.6 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. During the six months ended June 30, 2014 and 2013, the Company issued options to purchase 3.1 million and 3.0 million shares of common stock, respectively. At June 30, 2014, there were 2.5 million shares remaining available for grant under the 2011 Plan.

The assumptions used to estimate the fair value of options granted to employees and directors at the date of grant for the three and six months ended June 30, 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.6-1.9%	0.1-1.4%	1.6-1.9%	0.1-1.4%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.0-5.9 years	5.3-5.9 years	5.0-5.9 years	5.3-5.9 years
Expected volatility	64-70%	67-68%	64-70%	67-68%

Options granted to directors during the three and six months ended June 30, 2014 vested immediately. Options granted to directors during the three and six months ended June 30, 2013 vested over a one year period. Options granted to employees generally vest over a three year period. The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Employee awards:
Research and development	$1,841	$1,651	$3,522	$2,935
General and administrative	2,161	1,307	3,453	2,397

Stock-based compensation for employee awards	4,002	2,958	6,975	5,332
Stock-based compensation for non-employee awards	153	72	116	84

Total stock-based compensation	$4,155	$3,030	$7,091	$5,416

The following table summarizes stock option activity during the six months ended June 30, 2014:

(in thousands, except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2013	20,107	$3.93	6.11	$38,348
Granted	3,107	$5.17
Exercised	(1,653)	$2.34
Forfeited	(316)	$6.27

Outstanding, June 30, 2014	21,245	$4.20	6.29	$66,353

Vested and expected to vest, June 30, 2014	20,889	$4.17	6.24	$65,734
Exercisable, June 30, 2014	15,759	$3.62	5.35	$58,220

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock.

10. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. Total rent expense under these operating leases was $1.5 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively. Total rent expense under these operating leases was $3.0 million and $2.6 million for the six months ended June 30, 2014 and 2013, respectively.

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

In May and June 2014, we announced results from our Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. The primary endpoint of this trial was a statistically significant difference in overall survival between MM-398, alone or in combination with 5-fluorouracil, or 5-FU, and leucovorin, against a common control arm of the combination of 5-FU and leucovorin. The combination of MM-398 with 5-FU and leucovorin achieved the primary endpoint for this trial, with a statistically significant survival advantage compared to the control arm. MM-398 monotherapy did not achieve a statistically significant survival advantage compared to the control arm. The combination of MM-398 with 5-FU and leucovorin achieved an overall survival of 6.1 months, a 1.9 month improvement over the 4.2 month survival demonstrated by the control arm of 5-FU and leucovorin alone. The primary log-rank analysis of overall survival for the MM-398 combination arm was statistically significant (p=0.012) with a corresponding hazard ratio of 0.67. A statistically significant advantage in progression free survival was also observed in the combination arm, with a median of 3.1 months compared to 1.5 months in the control arm. The combination arm also showed a statistically significant difference in overall response rate compared to the control arm (16% and 1%, respectively, p<0.001). The most common non-hematologic Grade 3 and higher adverse events in the MM-398 combination arm were fatigue (14%), diarrhea (13%) and vomiting (11.1%). Hematologic grade 3 and higher adverse events included neutropenia, which was observed in 20% of patients as determined by objective laboratory values, and febrile neutropenia, which was observed in 2% of patients. The MM-398 monotherapy arm had a 4.9 month median overall survival, compared to 4.2 months in the control arm. For the monotherapy arm, the hazard ratio for overall survival was 0.99 with a corresponding p-value of 0.942. In general, patients experienced a higher level of adverse events with the MM-398 monotherapy dose and treatment schedule compared to patients who received the combination of MM-398 with 5-FU and leucovorin.

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property, and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through June 30, 2014, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our April 2012 initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of 4.50% convertible senior notes due 2020, or the convertible senior notes, in our July 2013 underwritten public offering and $232.3 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our development collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Watson Laboratories, Inc., or Actavis, for which we have received $2.7 million in upfront fees and reimbursements as of June 30, 2014. As of June 30, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $92.7 million. We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of June 30, 2014, anticipated interest income and remaining funding under our license and collaboration agreement with Sanofi related to MM-121, which will terminate effective December 17, 2014 unless we choose to accelerate such termination date, will enable us to fund operations into 2015.

We have never been profitable and, as of June 30, 2014, we had an accumulated deficit of $617.9 million. Our net loss was $18.3 million and $46.0 million for the three and six months ended June 30, 2014, respectively, and $30.3 million and $58.6 million for the three and six months ended June 30, 2013, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development.

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

Strategic Partnerships, Licenses and Collaborations

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi for the development and commercialization of MM-121. Through June 30, 2014, Sanofi has paid us a nonrefundable, noncreditable upfront license fee of $60.0 million, as well as additional aggregate milestone payments of $25.0 million. Under the agreement, Sanofi is also responsible for all MM-121 development and manufacturing costs. Sanofi reimburses us for internal time at a designated full-time equivalent rate per year and reimburses us for direct costs and services related to the development and manufacturing of MM-121.

On June 17, 2014, we agreed with Sanofi to terminate the license and collaboration agreement effective December 17, 2014, although we have the right to accelerate such termination date. In connection with the agreement to terminate the collaboration, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to us in July 2014, and we have waived Sanofi’s obligation to reimburse us for MM-121 development costs incurred after December 17, 2014.

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services within the period they are incurred and billable. Billable expenses are defined during each specified budget period. For the three and six months ended June 30, 2014, the specified budget period comprises the period ending December 17, 2014. In the event that total development services expense incurred and expected to be incurred during any particular budget period exceed the total contractually allowed billable amount for development services during the same period, we recognize only a percentage of the development services incurred as revenue in that period.

This percentage is calculated as total development services expense incurred during the specified period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the specified period, multiplied by the total contractually allowed billable amount for development services during the specified period, less development services revenue recognized within the specified period. We recognize revenue on expenses incurred in excess of this percentage in the budget period when the excess amounts become contractually billable. We also recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which was initially estimated to be 12 years from the effective date of our agreement with Sanofi. As a result of our agreement with Sanofi to terminate the agreement, the development period was revised to end as of December 17, 2014. During the three and six months ended June 30, 2014 and 2013, we recognized revenue based on the following components of the Sanofi agreement:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Upfront payment	$13,268	$1,250	$14,518	$2,500
Milestone payments	5,529	521	6,049	1,042
Development services	3,040	14,682	13,740	26,272
Manufacturing services and other	5,978	1,999	6,542	2,740

Total	$27,815	$18,452	$40,849	$32,554

The increase in the revenue recognition over the three and six months ended June 30, 2014 is due to the reduced development period under the license and collaboration agreement, which will terminate effective December 17, 2014 unless we choose to accelerate the termination date.

Actavis

In November 2013, we entered into a development, license and supply agreement with Actavis, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. Under the agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.5 million, of which $2.7 million has been received through June 30, 2014, and the remainder in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit share of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

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

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have deferred total billed and billable milestones and development expenses of $3.0 million and $2.1 million as of June 30, 2014 and December 31, 2013, respectively.

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we now have the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Since entering into the May 2011 agreement with PharmaEngine, we have paid PharmaEngine an aggregate of $15.0 million in upfront license fees and milestone payments. If we are awarded certain specified regulatory designations with respect to filing submissions to the FDA within the United States, we will be obligated to pay PharmaEngine an additional $5.0 million milestone payment as early as 2014. We are not obligated to make any other milestone payments to PharmaEngine with respect to regulatory submissions or approvals in the United States. We will also be required to pay PharmaEngine up to an additional $70.0 million in aggregate regulatory milestones and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the May 2011 agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the May 2011 agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended June 30, 2014 and 2013, we recognized research and development expenses of $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2014 and 2013, we recognized research and development expenses of $0.2 million and $0.5 million, respectively, related to the agreement with PharmaEngine.

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

We expect that any revenue we generate for the remainder of the year ended December 31, 2014 will fluctuate quarter to quarter as a result of the timing and amount of license fees, research, development and manufacturing reimbursements, milestone and other payments from collaborations. Additionally, to the extent that any of our products are successfully commercialized, we expect that any revenue generated in the future will also fluctuate quarter to quarter as a result of the amount and timing of payments that we receive upon the sale of our products. We do not expect to generate revenue from product sales until 2015 at the earliest. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

We expect development revenues under our license and collaboration agreement with Sanofi to be lower in 2014 as compared to 2013 due to lower expected MM-121 expenses as existing trials wind down. In addition, we have agreed with Sanofi that the license and collaboration agreement related to MM-121 will terminate effective December 17, 2014 unless we choose to accelerate such termination date, and we therefore expect non-development revenues under our license and collaboration agreement with Sanofi to be higher in 2014 compared to 2013. We do not expect to receive any revenues under our license and collaboration agreement with Sanofi after December 17, 2014.

Research and development expense

The following table summarizes our principal product development programs, including the latest related stages of development for each product candidate in development and the research and development expenses allocated to each clinical product candidate.

		Current stage	Three months ended June 30,		Six months ended June 30,
(in thousands)	Indication	of development	2014	2013	2014	2013
MM-398	Cancer	Phase 3	$4,929	$8,247	$9,914	$15,517
MM-121	Cancer	Phase 2	2,750	14,759	4,648	26,821
MM-111	Cancer	Phase 2	5,071	4,472	8,470	8,739
MM-302	Cancer	Phase 1	3,945	2,025	7,702	3,494
MM-151	Cancer	Phase 1	2,300	1,536	6,407	3,276
MM-141	Cancer	Phase 1	3,262	2,757	5,578	4,143
Preclinical, general research and discovery			9,697	7,018	17,878	14,527
Stock compensation			1,841	1,651	3,522	2,937

Total research and development expense			$33,795	$42,465	$64,119	$79,454

The development, regulatory and clinical expenses related to the agreement we entered into with Actavis in November 2013 are included within our preclinical, general research and discovery expenses for the six months ended June 30, 2014.

MM-398

In May and June 2014, we announced results from our Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. In this trial, the combination of MM-398 with 5-FU and leucovorin achieved a statistically significant survival advantage compared to the control arm of 5-FU and leucovorin. We are continuing to evaluate the complete results of this trial. Our current estimate of the remaining external costs associated with completing the Phase 3 clinical trial is between $5.0 million and $6.0 million, reflecting an increase which is related to updated estimates of patient treatment and survival across the trial arms. We expect to submit an NDA to the FDA in 2014 for the combination of MM-398 with 5-FU and leucovorin. We are also conducting a Phase 1 translational study to identify predictive biomarkers associated with MM-398. A translational study is a clinical trial where biomarker investigation is performed, with a goal of identifying biomarkers that predict patients’ response to the therapy. In addition, several trials are ongoing in which the majority of the total clinical trial costs are paid for by the investigators. These trials include an investigator-sponsored Phase 2 clinical trial in colorectal cancer, an investigator-sponsored Phase 1 clinical trial in glioma and an investigator-initiated Phase 1 clinical trial in pediatric solid tumors.

In the first quarter of 2012, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial. If we are awarded certain specified regulatory designations with respect to filing submissions to the FDA within the United States, we will be obligated to pay PharmaEngine an additional $5.0 million milestone payment as early as 2014. We are not obligated to make any other milestone payments to PharmaEngine with respect to regulatory submissions or approvals in the United States. We will also be required to pay PharmaEngine up to an additional $70.0 million in aggregate regulatory milestones and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories.

MM-121

In September 2009, we entered into a license and collaboration agreement with Sanofi related to MM-121. On June 17, 2014, we agreed with Sanofi that the license and collaboration agreement will terminate effective December 17, 2014 unless we choose to accelerate such termination date. Under the terms of the agreement, we are currently responsible for executing clinical trials through the development period ending on the effective termination date. We separately record revenue and expenses on a gross basis under this arrangement. Sanofi remains responsible for all development and manufacturing costs of MM-121 through the effective termination date. We are currently concluding four Phase 2 clinical trials and three Phase 1 clinical trials of MM-121 in multiple cancer types.

We expect MM-121 expenses to be lower in 2014 compared to 2013 as the Phase 2 clinical trials that we are conducting are brought to their conclusions and until such time as we finalize the future development plan for MM-121, including any clinical trials to be initiated. Upon completion of the 2014 development plan, we expect MM-121 expenses to again increase as we execute upon 2014 and future development plans, and as a result of Sanofi ceasing to be responsible for development and manufacturing costs of MM-121.

MM-111

We are currently conducting a Phase 2 clinical trial of MM-111 in gastric cancer and a Phase 1 clinical trial of MM-111 in solid tumors.

MM-302

We are currently conducting one Phase 1 clinical trial and initiating a Phase 2 clinical trial of MM-302 in breast cancer.

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

Interest expense

Interest expense consists primarily of cash and non-cash interest recorded on our loans payable and convertible senior notes. We expect that interest expense will be higher in 2014 as compared to 2013, continuing through the time periods that our loans payable and convertible senior notes remain outstanding.

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

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

	Three months ended June 30,
(in thousands)	2014	2013
Collaboration revenues	$27,815	$18,452
Research and development expenses	33,795	42,465
General and administrative expenses	7,921	5,095

Loss from operations	(13,901)	(29,108)
Interest income	20	35
Interest expense	(4,570)	(1,293)
Other income	161	115

Net loss	$(18,290)	$(30,251)

Collaboration revenues

Collaboration revenues for the three months ended June 30, 2014 were $27.8 million, compared to $18.5 million for the three months ended June 30, 2013, an increase of $9.4 million, or 51%. This increase was primarily attributable to the reassessment of the development period of the Sanofi collaboration based on the decision to terminate the arrangement, which will end effective December 17, 2014 unless we choose to accelerate the termination date, as well as to the winding down and completion of currently existing clinical trials and related recognition of remaining development services budgeted through the year ended December 31, 2014.

Research and development expenses

Research and development expenses for the three months ended June 30, 2014 were $33.8 million, compared to $42.5 million for the three months ended June 30, 2013, a decrease of $8.7 million, or 20%. This decrease was primarily attributable to:

•	$12.0 million of decreased MM-121 expenses primarily due to costs associated with analyzing and concluding ongoing and completed clinical trials; and

•	$3.3 million of decreased MM-398 expenses primarily due to costs associated with analyzing and nearing completion of our Phase 3 clinical trial in metastatic pancreatic cancer.

These decreases were partially offset by:

•	$2.7 million of increased expenses on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development;

•	$1.9 million of increased MM-302 expenses primarily due to costs associated with our ongoing and planned clinical trials as well as the timing of manufacturing campaigns; and

•	$1.9 million of increased expenses related to ongoing clinical trials and diagnostic efforts and manufacturing campaigns for our ongoing MM-111, MM-151 and MM-141 clinical trials.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2014 were $7.9 million, compared to $5.1 million for the three months ended June 30, 2013, an increase of $2.8 million, or 55%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the three months ended June 30, 2014 was $4.6 million, compared to $1.3 million for the three months ended June 30, 2013. This increase was primarily attributable to the interest recorded on the convertible senior notes issued in July 2013.

Comparison of the six months ended June 30, 2014 and 2013

	Six months ended June 30,
(in thousands)	2014	2013
Collaboration revenues	$40,849	$33,107
Research and development expenses	64,119	79,454
General and administrative expenses	14,145	10,027

Loss from operations	(37,415)	(56,374)
Interest income	55	87
Interest expense	(9,081)	(2,513)
Other income	397	226

Net loss	$(46,044)	$(58,574)

Collaboration revenues

Collaboration revenues for the six months ended June 30, 2014 were $40.8 million, compared to $33.1 million for the six months ended June 30, 2013, an increase of $7.7 million, or 23%. This increase was primarily attributable to the reassessment of the development period of the Sanofi collaboration based on the decision to terminate the arrangement, which will end effective December 17, 2014 unless we choose to accelerate the termination date, as well as to the winding down and completion of currently existing trials and related recognition of remaining development services budgeted through the year ended December 31, 2014.

Research and development expenses

Research and development expenses for the six months ended June 30, 2014 were $64.1 million, compared to $79.5 million for the six months ended June 30, 2013, a decrease of $15.3 million, or 19%. This decrease was primarily attributable to:

•	$22.2 million of decreased MM-121 expenses primarily due to costs associated with analyzing and concluding ongoing and completed clinical trials; and

•	$5.6 million of decreased MM-398 expenses primarily due to costs associated with analyzing and nearing completion of our Phase 3 clinical trial in metastatic pancreatic cancer.

These decreases are partially offset by:

•	$4.2 million of increased MM-302 expenses primarily due to costs associated with our ongoing and planned clinical trials as well as the timing of manufacturing campaigns;

•	$3.4 million of increased expenses on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development;

•	$3.1 million of increased MM-151 expenses primarily due to costs associated with a manufacturing campaign as well as ongoing clinical trials and diagnostic efforts; and

•	$1.4 million of increased MM-141 expenses primarily due to costs associated with a manufacturing campaign as well as ongoing clinical trials and diagnostic efforts.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2014 were $14.1 million, compared to $10.0 million for the six months ended June 30, 2013, an increase of $4.1 million, or 41%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for the commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the six months ended June 30, 2014 was $9.1 million, compared to $2.5 million for the six months ended June 30, 2013. This increase was primarily attributable to the interest recorded on the convertible senior notes issued in July 2013.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through June 30, 2014, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible senior notes in our July 2013 underwritten public offering and $232.3 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaboration with Sanofi, which will terminate effective December 17, 2014 unless we choose to accelerate the termination date. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $2.7 million in upfront fees and reimbursements as of June 30, 2014. As of June 30, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $92.7 million.

As of June 30, 2014, within our unrestricted cash and cash equivalents, $0.3 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $0.3 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2014 and 2013.

	Six months ended June 30,
(in thousands)	2014	2013

Cash used in operating activities	$(64,220)	$(45,430)
Cash provided by investing activities	71,650	37,376
Cash provided by financing activities	5,235	1,283

Net increase (decrease) in cash and cash equivalents	$12,665	$(6,771)

Operating activities

Cash used in operating activities of $64.2 million during the six months ended June 30, 2014 was primarily a result of our net loss of $46.0 million and changes in operating assets and liabilities of $31.8 million, which includes $22.5 million of deferred revenue recognition attributable to the reassessment of the development period with Sanofi, which will end effective December 17, 2014, partially offset by non-cash items of $13.6 million. Cash used in operating activities of $45.4 million during the six months ended June 30, 2013 was primarily a result of our net loss of $58.6 million, partially offset by non-cash items of $7.2 million and changes in operating assets and liabilities of $5.9 million.

Investing activities

Cash provided by investing activities during the six months ended June 30, 2014 was primarily due to the maturities of marketable securities of $94.7 million, which was partially offset by purchases of marketable securities of $20.1 million, as well as $3.0 million related to the purchase of property and equipment. Cash provided by investing activities during the six months ended June 30, 2013 was primarily due to proceeds from maturities and sales of available-for-sale securities, net of purchases of $40.7 million, partially offset by $3.3 million of property and equipment purchases.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2014 was primarily a result of proceeds from the issuance of common stock related to stock option and common stock warrant exercises as well as $0.3 million of proceeds from the sale and issuance of convertible notes by Silver Creek. Cash provided by financing activities during the six months ended June 30, 2013 was primarily due to $1.2 million of proceeds from the exercise of common stock options and $0.3 million of proceeds from the sale and issuance of convertible notes by Silver Creek, partially offset by $0.2 million of deferred financing costs primarily related to our concurrent equity and debt offerings completed in July 2013.

Borrowings and other liabilities

We have convertible debt outstanding as of June 30, 2014 related to our 4.50% convertible senior notes due 2020, which we issued in July 2013 in the aggregate principal amount of $125.0 million. The convertible senior notes are convertible into common stock upon satisfaction of certain conditions. The convertible senior notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The convertible senior notes will mature on July 15, 2020 unless earlier repurchased by us or converted at the option of holders. See Note 7, “Borrowings,” in the accompanying notes to condensed consolidated financial statements for additional information.

In November 2012, we entered into a $40.0 million Loan and Security Agreement, or loan agreement, with Hercules Technology Growth Capital, Inc., or Hercules, which, as amended, provides for interest-only payments until October 1, 2014. Beginning on October 1, 2014, the aggregate outstanding principal balance of the loans is due in equal monthly installments of principal and interest (based on a 30 month amortization schedule), with the remaining principal balance and interest due and payable on November 1, 2016. An additional $1.2 million is due upon final repayment of the loans.

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

As of June 30, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $92.7 million. We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of June 30, 2014, anticipated interest income and remaining funding under our license and collaboration agreement with Sanofi related to MM-121, which will terminate effective December 17, 2014 unless we choose to accelerate such termination date, will enable us to fund operations into 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our six most advanced product candidates;

•	the success of our collaboration with PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates outside the United States and Europe.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external sources of funds, other than our collaboration with Sanofi for the development and commercialization of MM-121, which we have agreed with Sanofi will terminate effective December 17, 2014 unless we choose to accelerate such termination date, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and commitments

In May 2014, we received an award of $0.6 million of tax incentives from the Massachusetts Life Sciences Center, which allows us to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, we have pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Income related to this award will not be recognized until the pledged headcount has been achieved. Failure to achieve this commitment could result in us being required to repay some or all of these incentives.

As of June 30, 2014, there have been no other material changes to our contractual obligations and commitments outside the ordinary course of business.

In July 2014, we agreed with Sanofi to purchase certain existing drug supply of MM-121. The estimated total cost of this drug supply is approximately $5.2 million. This drug supply is expected to be released in 2015 and is expected to supply currently projected drug needs into the second half of 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued guidance which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance will be effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently engaged in an opposition proceeding in the European Patent Office to narrow or invalidate the claims of a European patent owned by a third party. In September 2008, we filed a notice of opposition to a patent (EP 1187634) held by Zensun (Shanghai) Science and Technology Ltd., or Zensun, on the grounds of added matter, insufficient disclosure, lack of novelty and lack of inventive step. If the issued claims of the Zensun patent were determined to be valid and construed to cover MM-111, our development and commercialization of MM-111 in Europe could be delayed or prevented. In August 2010, the European Patent Office issued a written decision revoking Zensun’s patent. Zensun has appealed this decision. Pending the outcome of this appeal, the original issued claims of the Zensun patent remain in effect. Each party has submitted written statements regarding the appeal to the European Patent Office. No date has been set for a hearing for the appeal. Although we have obtained a favorable interim decision in this opposition, that decision is now under appeal and the ultimate outcome of this opposition remains uncertain.

In addition, we have obtained a favorable decision in a second opposition, which is no longer appealable. We had filed a notice of opposition opposing a patent (EP 0896586) held by Genentech, Inc., or Genentech, in July 2007 on the grounds of added matter, insufficient disclosure, lack of novelty and lack of inventive step. Amgen Inc. and U3 Pharma GmbH also opposed the Genentech patent. If the issued claims of the Genentech patent had been determined to be valid and construed to cover MM-121, MM-111 or MM-141, our development and commercialization of those product candidates in Europe could have been delayed or prevented. In August 2009, the European Patent Office issued a written decision rejecting several sets of Genentech’s claims and upholding the patent solely on the basis of a further set of claims that we believe will not restrict the development or commercialization of MM-121, MM-111 or MM-141. All parties appealed this decision. In May 2014, the European Patent Office issued a second written decision revoking the original claims that we had opposed and limiting the patent to claims that we believe will not restrict the development or commercialization of MM-121, MM-111 or MM-141. Genentech may no longer appeal this decision.

We are not currently a party to any other material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $46.0 million for the six months ended June 30, 2014, $130.7 million for the year ended December 31, 2013 and $91.8 million for the year ended December 31, 2012. As of June 30, 2014, we had an accumulated deficit of $617.9 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We currently have and will continue to have a significant amount of indebtedness. As of June 30, 2014, we had outstanding borrowings in an aggregate principal amount of $40.0 million under the loan agreement with Hercules. In addition, on July 17, 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. We could in the future incur additional indebtedness beyond such amounts.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We currently do not generate cash flow from operations and, in the future, our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity or debt financing on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities at all or engage in these activities on desirable terms, which could result in a default on our debt obligations or future indebtedness.

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

We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of June 30, 2014, anticipated interest income and remaining funding under our license and collaboration agreement with Sanofi related to MM-121, which will terminate effective December 17, 2014 unless we choose to accelerate such termination date, will enable us to fund operations into 2015. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our six most advanced product candidates;

•	the success of our collaboration with PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates outside the United States and Europe.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available until 2015 at the earliest, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than under our collaboration with Sanofi, which we have agreed with Sanofi will terminate effective December 17, 2014 unless we choose to accelerate such termination date, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. Other sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution. On July 17, 2013, we sold an aggregate of 5,750,000 shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 in concurrent underwritten public offerings. Furthermore, on March 4, 2014, we filed a registration statement on Form S-3 with the SEC to facilitate the issuance of our securities from time to time in one or more offerings of up to $200,000,000 in aggregate dollar amount.

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

For example, in a Phase 2 clinical trial of MM-121 in patients with non-small cell lung cancer, two of the three cohorts (Groups A and C) failed to meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and ceased enrolling patients. Additionally, we did not meet the primary endpoints in our Phase 2 clinical trials of MM-121 in patients with ovarian cancer or in patients with breast cancer, although our ongoing biomarker analysis in each trial identified a potential subpopulation of patients benefiting from MM-121 in combination with either paclitaxel or exemestane, respectively.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Our current plan is to market and sell any approved products ourselves in the United States and potentially other territories. We expect to establish distribution or other marketing arrangements with third parties for these products in any areas of the world where we do not market and sell these products ourselves.

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

Risks Related to Our Dependence on Third Parties

The successful development and commercialization of MM-398 currently depends on our collaboration with PharmaEngine. If PharmaEngine does not provide clinical trial data to us, our business may be materially harmed.

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

Under our collaboration, we rely on PharmaEngine to provide data and information to us from clinical trials they have conducted and are currently conducting. This data and information is necessary for our development of MM-398 in the United States. If PharmaEngine does not provide this data or information to us, our development of MM-398 could be significantly delayed and our costs could increase significantly.

The successful development and commercialization of MM-121 depends substantially on continued assistance from Sanofi during the period leading up to the termination of our collaboration. If Sanofi is unable or unwilling to effect a smooth transition, or disagrees with us about its responsibilities in such termination, our business will be materially harmed.

MM-121 is one of our most clinically advanced product candidates. In September 2009, we entered into a license and collaboration agreement with Sanofi for the development and commercialization of MM-121. On June 17, 2014, we and Sanofi agreed to terminate the collaboration effective December 17, 2014 unless we choose to accelerate such termination date. Because the collaboration involves a complex allocation of rights and responsibilities between us and Sanofi, we will rely on Sanofi to provide certain information, rights and material during the period leading up to the effective termination date of the collaboration, including the reimbursement for MM-121 development costs that we incur through such date.

If Sanofi refuses to reimburse development costs through the effective date of termination of the license and collaboration agreement, disagrees with us about its other responsibilities with respect to the termination, or otherwise encumbers the termination of the collaboration, it would delay or prevent our development of MM-121 and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund the clinical development and commercialization of MM-121 on our own sooner than anticipated, seek another collaborator or licensee for such clinical development and commercialization, or abandon the development and commercialization of MM-121.

We may depend on collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

Our business plan is to enter into distribution and other marketing arrangements for our oncology products in areas of the world outside of the United States. In addition, depending on our capital requirements, development and commercialization costs, need for additional therapeutic expertise and other factors, it is possible that we will enter into development and commercialization arrangements with respect to either oncology product candidates or product candidates in other therapeutic areas. In particular, while we expect to apply our Network Biology approach to other disease areas through arrangements similar to Silver Creek, it is also possible that we will seek to enter into licensing agreements or other types of collaborations for the application of our Network Biology approach.

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

Collaborations involving our product candidates, including our collaboration with Sanofi, which will terminate effective December 17, 2014 unless we choose to terminate it earlier, pose the following risks to us:

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

We have a manufacturing facility located at our corporate headquarters in Cambridge, Massachusetts. We manufacture drug substance at this facility that we use for research and development purposes and for clinical trials of our product candidates. We do not have experience in manufacturing products at a commercial scale. Our current facility may not be sufficient to permit manufacturing of our product candidates for Phase 3 clinical trials or commercial sale. In order to meet our business plan, which contemplates our internally manufacturing drug substance for most of our clinical trials and, over the long-term, for a significant portion of our commercial requirements, we will need to upgrade and expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

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

We currently rely on third-party manufacturers for some aspects of the production of our product candidates for preclinical testing and clinical trials, including the production of MM-121 and fill-finish and labeling activities for all our product candidates. In addition, while we believe that our existing manufacturing facility, or additional facilities that we will be able to build, will be sufficient to meet our requirements for manufacturing a significant portion of drug substance for our research and development activities, we may need to rely on third-party manufacturers for some of these requirements, particularly later stage clinical trials of our antibody product candidates, and, at least in the near term, for commercial supply of any product candidates for which we obtain marketing approval.

In connection with the termination of our license and collaboration agreement with Sanofi for the development and commercialization of MM-121, we expect to assume responsibility for the manufacture of MM-121 by assuming an agreement with a third-party manufacturer. We do not have any other agreements with third-party manufacturers for the clinical or commercial supply of any of our product candidates, and we may be unable to conclude such agreements or to do so on acceptable terms. Reliance on third-party manufacturers entails additional risks, including:

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

We are currently engaged in an opposition proceeding in the European Patent Office. If we are not successful in this proceeding, we may not be able to commercialize MM-111 without infringing patents held by third parties.

We are currently engaged in an opposition proceeding in the European Patent Office to narrow or invalidate the claims of a European patent owned by a third party. For more information, see Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q. We have obtained a favorable interim decision in this opposition, although that decision is now under appeal. The ultimate outcome of this opposition remains uncertain. If we are not ultimately successful in this proceeding and the issued claims of the patent we are opposing is determined to be valid and construed to cover MM-111, we may not be able to commercialize MM-111 in some or all European countries without infringing such patents. If we infringe a valid claim of this patent, we would need to obtain a license to the patented technology, which may cause us to incur licensing-related costs. However, a license to the patent that is the subject of the opposition proceeding may not be available on commercially reasonable terms or at all. As a result, we could be liable for monetary damages or we may be forced to delay, suspend, forego or cease commercializing MM-111 in some or all countries in Europe if we were found to infringe a valid claim of the patent. In addition, even if we are ultimately successful in this opposition proceeding, such result would be limited to our activities in Europe.

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

We believe that any of our products approved as a biological product under a BLA should qualify for the 12 year period of exclusivity. However:

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

We are currently an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2014, we will cease to be an emerging growth company as of December 31, 2014. For so long as we remain an emerging growth company, however, we are permitted and intend to rely on exemptions from certain reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include but are not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Among other provisions, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933,

as amended, for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies.

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

Item 5.	Other Information.

On June 25, 2014, we entered into an amendment to the loan agreement with Hercules pursuant to which we and Hercules agreed to extend by four months the period during which we make interest-only payments on our $40.0 million principal term loan. As a result of the amendment, we will repay the aggregate outstanding principal balance of the loan in equal monthly installments of principal and interest (based on a 30 month amortization schedule) beginning on October 1, 2014. The remaining principal balance and interest will be due and payable on November 1, 2016.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: August 11, 2014	By:	/s/ William A. Sullivan
William A. Sullivan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Second Amendment to Loan and Security Agreement, dated as of June 25, 2014, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2014)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.