Form 10-Q
period 2014-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2014-11-10
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 105,884,138 shares of Common Stock, $0.01 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our most advanced product candidates and companion diagnostics;

•	our ongoing and planned discovery programs, preclinical studies and clinical trials;

•	the timing of the completion of our clinical trials and the availability of results from such trials;

•	our collaborations with Baxter and PharmaEngine related to MM-398;

•	our collaboration with Sanofi related to MM-121, including the termination of such collaboration;

•	our ability to establish and maintain additional collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our intellectual property position;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the potential advantages of our Network Biology approach to drug research and development;

•	the potential use of our Network Biology approach in fields other than oncology; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments that we may enter into or make.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$100,323	$65,086
Available-for-sale securities	53,356	90,116
Restricted cash	101	101
Accounts receivable	2,568	5,857
Prepaid expenses and other current assets	5,795	5,484

Total current assets	162,143	166,644
Restricted cash	584	584
Property and equipment, net	14,313	13,364
Other assets	152	175
Intangible assets, net	1,605	1,845
In-process research and development	6,200	6,200
Goodwill	3,605	3,605

Total assets	$188,602	$192,417

Liabilities, Non-Controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$35,989	$38,814
Deferred revenues	68,737	9,336
Deferred rent	1,282	1,336
Long-term debt, current portion	15,227	8,248

Total current liabilities	121,235	57,734
Deferred revenues, net of current portion	56,264	66,139
Deferred rent, net of current portion	5,710	6,538
Deferred tax incentives, net of current portion	629	507
Long-term debt, net of current portion	103,428	103,427
Accrued interest	1,200	1,200

Total liabilities	288,466	235,545

Commitments and contingencies (Note 10)
Non-controlling interest	(150)	337
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued or outstanding at September 30, 2014 or December 31, 2013	—	—
Common stock, $0.01 par value: 200,000 shares authorized at September 30, 2014 and December 31, 2013; 105,655 and 102,523 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,057	1,025
Additional paid-in capital	545,112	527,779
Accumulated other comprehensive loss	(43)	(24)
Accumulated deficit	(645,840)	(572,245)

Total stockholders’ deficit	(99,714)	(43,465)

Total liabilities, non-controlling interest and stockholders’ deficit	$188,602	$192,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts) (unaudited)	2014	2013	2014	2013

Collaboration revenues	$28,002	$6,856	$68,851	$39,963
Operating expenses:
Research and development	43,632	37,630	107,751	117,084
General and administrative	8,095	5,150	22,240	15,177

Total operating expenses	51,727	42,780	129,991	132,261

Loss from operations	(23,725)	(35,924)	(61,140)	(92,298)
Other income and expenses
Interest income	7	36	62	123
Interest expense	(4,585)	(3,946)	(13,666)	(6,459)
Other, net	265	71	662	297

Net loss	(28,038)	(39,763)	(74,082)	(98,337)
Less net loss attributable to non-controlling interest	(137)	(132)	(487)	(471)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(27,901)	$(39,631)	$(73,595)	$(97,866)

Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(40)	(11)	(19)	22

Other comprehensive (loss) income	(40)	(11)	(19)	22
Comprehensive loss	$(27,941)	$(39,642)	$(73,614)	$(97,844)

Net loss per share available to common stockholders—basic and diluted	$(0.27)	$(0.39)	$(0.71)	$(1.00)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	104,871	101,155	103,863	97,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in thousands) (unaudited)	2014	2013
Cash flows from operating activities
Net loss	$(74,082)	$(98,337)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	6,393	2,341
Depreciation and amortization	2,811	1,926
Stock-based compensation	9,941	7,953
Other non-cash items	—	810
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	432	(1,535)
Accounts receivable	4,130	432
Accounts payable, accrued expenses and other	(2,077)	19,741
Deferred revenues	49,526	(4,738)
Other assets and liabilities, net	(197)	3,657

Net cash used in operating activities	(3,123)	(67,750)

Cash flows from investing activities
Purchases of available-for-sale securities	(70,934)	(78,699)
Proceeds from maturities of available-for-sale securities	106,733	74,140
Purchases of property and equipment	(4,714)	(9,061)
Other investing activities, net	—	(56)

Net cash provided by (used in) investing activities	31,085	(13,676)

Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	6,581	28,271
Proceeds from convertible notes issued by majority owned subsidiary, net of issuance costs	700	274
Proceeds from issuance of convertible senior notes, net of issuance costs	—	120,621
Payments of dividends on Series B convertible preferred stock	(7)	(3)
Other financing activities, net	1	—

Net cash provided by financing activities	7,275	149,163

Net increase in cash and cash equivalents	35,237	67,737
Cash and cash equivalents, beginning of period	65,086	37,714

Cash and cash equivalents, end of period	$100,323	$105,451

Non-cash investing and financing activities

Issuance of derivative liability	88	35
Property and equipment in accounts payable and accrued expenses	653	1,761
Disposal of fully depreciated assets	1,598	136
Receivables related to stock option exercises	841	—
Reclassification of deferred financing costs to issuance costs	—	278
Value of equity premium on convertible senior notes, net of issuance costs, classified in Stockholders’ Deficit	—	51,876

Supplemental disclosure of cash flows
Cash paid for interest	$8,806	$2,849

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

As of September 30, 2014, the Company had unrestricted cash and cash equivalents and available-for-sale securities of $153.7 million. The Company expects that its existing unrestricted cash and cash equivalents and available-for-sale securities as of September 30, 2014 and anticipated cost sharing reimbursements under its license and collaboration agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively “Baxter”) related to MM-398 will enable the Company to fund operations into the second half of 2015.

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of its condensed consolidated financial statements are as follows:

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 4, 2014.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, is unaudited. The December 31, 2013 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or any future period.

On September 23, 2014, the Company merged its wholly owned subsidiary, Merrimack Pharmaceuticals (Bermuda) Ltd. (“Merrimack Bermuda”), with and into the Company, with the Company being the surviving corporation (the “Merger”). These condensed consolidated financial statements include the consolidated accounts of Merrimack Bermuda prior to the Merger.

These condensed consolidated financial statements also include the accounts of the Company and its majority owned subsidiary, Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

The Company’s ownership of Silver Creek was 64% as of September 30, 2014 and December 31, 2013. The consolidated financial statement activity related to Silver Creek was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2013	$337
Net loss attributable to Silver Creek	(487)

Balance at September 30, 2014	$(150)

(in thousands)	Non-Controlling Interest
Balance at December 31, 2012	$97
Net loss attributable to Silver Creek	(471)

Balance at September 30, 2013	$(374)

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

Available-for-Sale Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive (loss) income as a component of stockholders’ deficit until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2014 or 2013.

Available-for-sale securities, all of which have maturities of twelve months or less, as of September 30, 2014 consisted of the following:

	Amortized Cost	Unrealized Losses	Fair Value
	(in thousands)
September 30, 2014:
Commercial paper	$3,000	$—	$3,000
Corporate debt securities	50,400	(44)	50,356

Total	$53,400	$(44)	$53,356

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of September 30, 2014 was $50.4 million, which consisted of several corporate debt securities comprising the total balance. To determine whether an other-than-temporary impairment exists for securities with significant unrealized losses, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive income (loss) as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified when the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security, and the amount of the loss is recognized in other income (expense).

The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the above investments before the recovery of their amortized cost bases, which may occur upon maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of September 30, 2014.

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

On September 23, 2014, the Company entered into a license and collaboration agreement with Baxter, which was evaluated under the accounting guidance for multiple element arrangements. See Note 4, “License and Collaboration Agreements,” for additional information.

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

In May 2014, the Company received an award of $0.6 million of tax incentives from the Massachusetts Life Sciences Center, which allows the Company to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Failure to do so could result in the Company being required to repay some or all of these incentives. The Company achieved this pledge in the third quarter of 2014 and will amortize the benefit of this monetization on a straight-line basis over the five-year performance period.

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

In August 2014, the FASB issued guidance outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not anticipate a material impact to the Company’s consolidated financial statements as a result of this change.

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

For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. For purposes of this calculation, conversion of the Notes, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2014 and 2013 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	As of September 30,
(in thousands)	2014	2013

Options to purchase common stock	20,547	20,355
Common stock warrants	2,402	2,777
Conversion premium on the Notes	25,000	25,000

4. License and Collaboration Agreements

Baxter

On September 23, 2014, the Company and Baxter entered into a license and collaboration agreement (the “Baxter Agreement”) for the development and commercialization of MM-398 outside of the United States and Taiwan (the “Licensed Territory”). As part of the Baxter Agreement, the Company granted Baxter an exclusive, royalty-bearing right and license under the Company’s patent rights and know-how to develop and commercialize MM-398 in the Licensed Territory. Baxter is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercializing MM-398 in the Licensed Territory. A joint steering committee comprised of an equal number of representatives from each of Baxter and the Company is responsible for approving changes to the global development plan for MM-398, including all budgets, and overseeing the parties’ development and commercialization activities with respect to MM-398. Unless otherwise agreed, the Company will be responsible for conducting all clinical trials contemplated by the global development plan for MM-398 and manufacturing all clinical material needed for such trials.

Under the terms of the Baxter Agreement, the Company received a $100.0 million upfront, nonrefundable cash payment. In addition, the Company is eligible to receive from Baxter (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxter Agreement, the Company will bear up to the first $98.8 million of costs related to the development of MM-398 for pancreatic cancer patients who have not previously received gemcitabine; however, the Company expects most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. The Company and Baxter will share equally all other clinical trial costs contemplated by the global development plan. The Company is also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the Licensed Territory.

The Company and Baxter expect to enter into a commercial supply agreement pursuant to which the Company will supply MM-398 bulk drug substance to Baxter and, at Baxter’s option, may manage fill and finish activities to be conducted by a third party contract manufacturer for Baxter. Baxter also has the option to manufacture MM-398 itself, in which case the Company will perform a technology transfer of its manufacturing process to Baxter.

Under the Baxter Agreement, the Company granted Baxter a right of first negotiation to obtain a license to develop and commercialize MM-111, MM-141 and MM-302 outside of the United States.

If not terminated earlier by either party, the Baxter Agreement will expire upon expiration of all royalty and other payment obligations of Baxter under the Baxter Agreement. Either party may terminate the Baxter Agreement in the event of an uncured material breach by the other party. Baxter may also terminate the Baxter Agreement on a product-by-product, country-by-country or sub-territory-by-sub-territory basis or in its entirety, for its convenience, upon 180 days’ prior written notice. In addition, the Company may terminate the Baxter Agreement if Baxter challenges or supports any challenge of the Company’s licensed patent rights.

At the inception of the collaboration, the Company identified the following deliverables as part of the Baxter Agreement: (i) license to develop and commercialize MM-398 in Baxter’s territories, (ii) discovery, research, development and manufacturing services required to complete ongoing clinical trials related to MM-398, (iii) discovery, research, development and manufacturing services needed to complete future clinical trials in further indications related to MM-398, (iv) the option to perform a technology transfer of the Company’s manufacturing process related to the production of MM-398 to Baxter and (v) participation on the joint steering committee.

The Company concluded that none of the deliverables identified at the inception of the collaboration has standalone value from the other undelivered elements. As such, all deliverables represent a single unit of accounting.

The Company has determined that the collaboration represents a services agreement and as such has estimated the level of effort expected to be incurred as a result of providing the identified deliverables. The Company will recognize revenue from the upfront payment, non-substantive milestone payments and payments related to discovery, research, development and technology transfer services based on proportional performance as effort is incurred over the expected services period.

Research, development and regulatory milestones that are considered substantive on the basis of the contingent nature of the milestone will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All sales milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

During the three and nine months ended September 30, 2014, the Company recognized no revenue associated with the Baxter Agreement. As of September 30, 2014, the Company had $100.0 million of deferred revenue related to the Baxter Agreement, $47.5 million of which is classified as current, with the remainder classified as non-current in the condensed consolidated balance sheets based upon the Company’s estimate of revenue that will be recognized within the next twelve months.

Sanofi

On September 30, 2009, the Company and Sanofi entered into a license and collaboration agreement (the “Sanofi Agreement”) for the development and commercialization of MM-121. The Sanofi Agreement became effective on November 10, 2009, and Sanofi paid the Company a nonrefundable, noncreditable upfront license fee of $60.0 million. From the effective date of the Sanofi Agreement through September 30, 2014, the Company has received total milestone payments of $25.0 million pursuant to the Sanofi Agreement. Under the Sanofi Agreement, Sanofi is responsible for all MM-121 development and manufacturing costs. Sanofi reimburses the Company for direct costs incurred in both development and manufacturing and compensates the Company for its internal development efforts based on a full time equivalent rate.

On June 17, 2014, the Company and Sanofi agreed to terminate the Sanofi Agreement effective December 17, 2014, although the Company has the right to accelerate such termination date. In connection with the agreement to terminate the Sanofi Agreement, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to the Company in July 2014, and the Company waived Sanofi’s obligation to reimburse the Company for MM-121 development costs incurred after the effective termination date. Effective upon the termination of the Sanofi Agreement, the Company will not be entitled to receive any additional fees, milestone payments or reimbursements from the collaboration.

The Company recognizes cost reimbursements for MM-121 development services within the period they are incurred and billable. Billable expenses are identified during each specified budget period. For the three and nine months ended September 30, 2014, this specified budget period was prospectively determined to end December 17, 2014, although the specified allowable budget expense was not changed. In the event that total development services expense incurred and expected to be incurred during the same period exceed the total contractually allowed billable amount for development services during that period, the Company recognizes only a percentage of the development services incurred as revenue during that period. This percentage is calculated as total development services expense incurred during the specified budget period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the specified period, multiplied by the total contractually allowed billable amount for development services during the specified period, less development services revenue previously recognized within the specified period.

At the inception of the collaboration, the Company determined that the license, the right to future technology, back-up compounds, participation on steering committees and manufacturing services performance obligations comprising the Sanofi Agreement represented a single unit of accounting. As the Company cannot reasonably estimate its level of effort over the collaboration, the Company recognizes revenue from the upfront payment, milestone payment and manufacturing services payments using the contingency-adjusted performance model over the expected development period, which was initially estimated at 12 years from the effective date of the Sanofi Agreement.

As a result of the Company and Sanofi agreeing to terminate the Sanofi Agreement, the development period was revised to end as of December 17, 2014. Accordingly, the balance of the deferred revenue remaining on April 1, 2014 is being recognized prospectively on a straight-line basis over the remaining development period, estimated to end on December 17, 2014, in accordance with current generally accepted principles on revenue recognition.

During the three and nine months ended September 30, 2014 and 2013, the Company recognized revenue based on the following components of the Sanofi Agreement:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Upfront payment	$13,415	$1,250	$27,933	$3,750
Milestone payments	5,590	521	11,639	1,562
Development services	2,953	4,521	16,694	30,794
Manufacturing services and other	6,044	564	12,585	3,304

Total	$28,002	$6,856	$68,851	$39,410

The Company performs development services for which revenue is recognized under the Sanofi Agreement in accordance with the specified budget period. Additionally, for the nine months ended September 30, 2014, there is approximately $5.8 million of increased revenue related to the Company receiving budget approval for expenses incurred prior to December 31, 2013.

As of September 30, 2014 and December 31, 2013, the Company maintained the following assets and liabilities related to the Sanofi Agreement:

(in thousands)	September 30, 2014	December 31, 2013

Accounts receivable, billed	$1,387	$2,357
Accounts receivable, unbilled	302	3,417
Deferred revenue	21,236	73,392

PharmaEngine, Inc.

On May 5, 2011, the Company and PharmaEngine, Inc. (“PharmaEngine”) entered into an assignment, sublicense and collaboration agreement (the “PharmaEngine Agreement”) under which the Company reacquired rights in Europe and certain countries in Asia to MM-398. In exchange, the Company agreed to pay PharmaEngine a nonrefundable, noncreditable upfront payment of $10.0 million and up to an additional $80.0 million in aggregate development and regulatory milestones and $130.0 million in aggregate sales milestones. During the first quarter of 2012, the Company paid a development milestone of $5.0 million under the PharmaEngine Agreement in connection with dosing the first patient in a Phase 3 clinical trial of MM-398 in pancreatic cancer. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. PharmaEngine is not responsible for any future development costs of MM-398 except those required specifically for regulatory approval in Taiwan.

On September 22, 2014, the Company amended the PharmaEngine Agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that the Company is required to pay to PharmaEngine. As a result of this amendment, the Company made a $7.0 million milestone payment to PharmaEngine in September 2014. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment is now payable to PharmaEngine upon the earlier of either the U.S Food and Drug Administration’s acceptance of a new drug application for MM-398 or April 30, 2015. Prior to the amendment of the PharmaEngine Agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense during the three months ended September 30, 2014.

During the three months ended September 30, 2014 and 2013, the Company recognized research and development expenses of $12.4 million and $0.5 million, respectively, and during the nine months ended September 30, 2014 and 2013, the Company recognized research and development expenses of $12.5 million and $1.0 million, respectively, related to the PharmaEngine Agreement.

Actavis

On November 25, 2013, the Company and Watson Laboratories, Inc. (“Actavis”) entered into a development, license and supply agreement (the “Actavis Agreement”) pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. Under the Actavis Agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis Agreement, the Company has also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. The Company is eligible to receive up to $15.5 million under the Actavis Agreement, of which $2.9 million has been received through September 30, 2014, with the remainder relating to development funding and development, regulatory and commercial milestone payments related to the Initial Product. The Company will also receive a double digit percentage of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price.

The Actavis Agreement will expire with respect to the Initial Product and any additional products developed in the future ten years after Actavis’ first sale of the applicable product, unless terminated earlier, and will automatically renew for additional two year periods thereafter unless either party provides notice of non-renewal. Either party may terminate the Actavis Agreement in the event of an uncured material breach or bankruptcy filing by the other party. Actavis may also terminate the Actavis Agreement for convenience in specified circumstances upon 90 days’ prior written notice.

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has deferred total billed and billable milestones and development expenses of $3.8 million as of September 30, 2014 and $2.1 million as of December 31, 2013 related to the Actavis Agreement.

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

Recurring Fair Value Measurements

The following tables show assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and the input categories associated with those assets and liabilities:

(in thousands)
As of September 30, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$90,334	$—	$—
Cash equivalents – commercial paper	—	3,200	—

Investments – commercial paper	—	3,000	—
Investments – corporate debt securities	—	50,356	—

As of December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$47,740	$—	$—
Cash equivalents – corporate debt securities	—	13,998	—
Investments – commercial paper	—	49,680	—
Investments – corporate debt securities	—	40,436	—

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

Other Fair Value Measurements

The estimated fair value of the $125.0 million aggregate principal amount of the Notes was $193.1 million as of September 30, 2014. The Company estimated the fair value of the Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Notes is $78.6 million due to the bifurcation of the conversion feature of the Notes as described more fully in Note 7, “Borrowings.”

The estimated fair value and carrying value of the loans payable under the Loan Agreement with Hercules was $40.6 million and $40.5 million, respectively, as of September 30, 2014. The Company estimated the fair value of the loans payable by using publically available information related to Hercules’ portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input.

The immaterial fair value of a derivative liability as of September 30, 2014 was determined using a probability-weighted valuation based upon the likelihood of Silver Creek achieving a qualified financing, which is classified as a Level 3 input, as described in Note 7, “Borrowings.”

6. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of September 30, 2014 and December 31, 2013 consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Accounts payable	$2,639	$1,889
Accrued goods and services	23,910	26,031
Accrued payroll and related benefits	7,359	7,255
Accrued interest	1,551	2,926
Accrued dividends payable	18	25
Deferred tax incentives	512	688

Total accounts payable, accrued expenses and other	$35,989	$38,814

7. Borrowings

Future minimum payments under indebtedness agreements outstanding as of September 30, 2014 are as follows:

(in thousands) As of September 30, 2014:	4.50% Convertible Senior Notes	Loan Agreement
Remainder of 2014	$—	$4,548
2015	5,625	18,135
2016	5,625	23,804
2017	5,625	—
2018 and thereafter	141,875	—

	158,750	46,487
Less interest	(33,750)	(5,287)
Less unamortized discount	(46,409)	(1,748)
Less current portion	—	(14,615)

Loans payable, net of current portion	$78,591	$24,837

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

For the three and nine months ended September 30, 2014, interest expense related to the outstanding principal balance of the Notes was $3.4 million and $10.3 million, respectively. For both the three and nine months ended September 30, 2013, interest expense related to the outstanding principal balance of the Notes was $2.8 million.

Loan Agreement

In November 2012, the Company entered into the Loan Agreement with Hercules pursuant to which the Company received loans in the aggregate principal amount of $40.0 million in 2012. The Company, as permitted under the Loan Agreement, had previously extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, the Company entered into an amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend until October 1, 2014 the period during which the Company makes interest-only payments. On November 6, 2014, the Company entered into a further amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend by four additional months the period during which the Company makes interest-only payments. As a result, the Company will repay the aggregate outstanding principal balance of the loan in equal monthly installments of principal and interest (based on a 30 month amortization schedule) beginning on February 1, 2015. The remaining principal balance and interest will be due and payable on November 1, 2016. This amendment was treated as a debt modification for accounting purposes.

Upon full repayment or maturity of the loans, the Company is required to pay Hercules a fee of $1.2 million, which has been recorded as a discount to the loans and as a long-term liability on the Company’s condensed consolidated balance sheets. Additionally, the Company reimbursed Hercules for costs incurred related to the loans, which has been reflected as a discount to the carrying value of the loans. The Company is amortizing these loan discounts totaling $1.6 million to interest expense over the term of the loans using the effective interest method. For the three and nine months ended September 30, 2014, interest expense related to Hercules loans payable was $1.2 million and $3.6 million, respectively. For the three and nine months ended September 30, 2013, interest expense related to Hercules loans payable was also $1.2 million and $3.7 million, respectively.

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

Convertible Notes - Silver Creek

Between April and September 2014, the Company’s majority owned subsidiary, Silver Creek, issued an aggregate of $0.7 million in convertible notes to multiple legal entities pursuant to a Note Purchase Agreement. The notes bear interest at 6% and mature and convert, along with accrued interest, into Silver Creek Series A preferred stock on December 31, 2014. If at any time prior to maturity Silver Creek enters into a qualifying equity financing, defined as a sale or series of related sales of equity securities prior to the maturity date and resulting in at least $4.0 million of gross proceeds, the notes will automatically convert into the next qualifying equity financing at a 25% discount. The Company determined that this convertible feature met the definition of a derivative and required separate accounting treatment. The derivative was deemed to be immaterial upon issuance and as of September 30, 2014 using a probability-weighted model, and was recorded as a derivative liability within other current liabilities on the consolidated balance sheets. As of September 30, 2014, Silver Creek had outstanding borrowings of $0.6 million, net of immaterial debt discounts. For the three and nine months ended September 30, 2014, interest expense related to the outstanding principal balance under the Note Purchase Agreement was immaterial.

8. Common Stock

As of September 30, 2014 and December 31, 2013, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were approximately 105.7 million and 102.5 million shares of common stock issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

In February 2014, Hercules exercised warrants to purchase 302,143 shares of common stock for proceeds to the Company of $1.1 million.

The shares reserved for future issuance as of September 30, 2014 and December 31, 2013 consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Options to purchase common stock	20,547	20,107
Common stock warrants	2,402	2,777
Conversion premium on the Notes	25,000	25,000

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

In January 2014, 3.6 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. During the nine months ended September 30, 2014 and 2013, the Company issued options to purchase 3.7 million and 3.2 million shares of common stock, respectively. At September 30, 2014, there were 2.0 million shares remaining available for grant under the 2011 Plan.

The assumptions used to estimate the fair value of options granted to employees and directors at the date of grant for the three and nine months ended September 30, 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.8-2.0%	1.9%	1.6-2.0%	0.1-1.9%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.8-5.9 years	5.9 years	5.0-5.9 years	5.3-5.9 years
Expected volatility	67-72%	67-68%	64-72%	67-68%

Options granted to directors during the three and nine months ended September 30, 2014 vested immediately. Options granted to directors during the three and nine months ended September 30, 2013 vested over a one year period. Options granted to employees generally vest over a three year period. The Company recognized stock-based compensation expense as follows for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Employee awards:
Research and development	$1,663	$1,517	$5,185	$4,453
General and administrative	1,143	1,212	4,596	3,609

Stock-based compensation for employee awards	2,806	2,729	9,781	8,062
Stock-based compensation for non-employee awards	44	(192)	160	(109)

Total stock-based compensation	$2,850	$2,537	$9,941	$7,953

The stock-based compensation for non-employee awards recognized during the three and nine months ended September 30, 2013 was negative due to the change in fair value of options granted during previous periods.

The following table summarizes stock option activity during the nine months ended September 30, 2014:

(in thousands, except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2013	20,107	$3.93	6.11	$38,348
Granted	3,704	$5.45
Exercised	(2,793)	$2.27
Forfeited	(471)	$6.30

Outstanding, September 30, 2014	20,547	$4.37	6.38	$90,628

Vested and expected to vest, September 30, 2014	20,220	$4.35	6.33	$89,628
Exercisable, September 30, 2014	15,313	$3.84	5.50	$75,699

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock.

10. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. Total rent expense under these operating leases was $1.4 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively. Total rent expense under these operating leases was $4.4 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively.

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

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our Network Biology approach, conducting clinical trials for our product candidates, protecting our intellectual property, and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through September 30, 2014, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our April 2012 initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of 4.50% convertible senior notes due 2020, or the convertible senior notes, in our July 2013 underwritten public offering, $100.0 million of upfront fees from our license and collaboration agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively Baxter, and $239.9 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our other development collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Watson Laboratories, Inc., or Actavis, for which we have received $2.9 million in upfront fees and reimbursements as of September 30, 2014. As of September 30, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $153.7 million. We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of September 30, 2014 and anticipated cost sharing reimbursements under our license and collaboration agreement with Baxter related to MM-398 will enable us to fund operations into the second half of 2015.

We have never been profitable and, as of September 30, 2014, we had an accumulated deficit of $645.8 million. Our net loss was $28.0 million and $74.1 million for the three and nine months ended September 30, 2014, respectively, and $39.8 million and $98.3 million for the three and nine months ended September 30, 2013, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development.

In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, including MM-398 for which we plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or the FDA, for the combination of MM-398 with 5-FU and leucovorin, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Baxter

On September 23, 2014, we entered into a license and collaboration agreement with Baxter, which we refer to as the Baxter agreement, for the development and commercialization of MM-398 outside of the United States and Taiwan, or the licensed territory. As part of the Baxter agreement, we granted Baxter an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize MM-398 in the licensed territory. Baxter is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize MM-398 in the licensed territory. A joint steering committee comprised of an equal number of representatives from each of Baxter and us is responsible for approving changes to the global development plan for MM-398, including all budgets, and overseeing the parties’ development and commercialization activities with respect to MM-398. Unless otherwise agreed, we will be responsible for conducting all clinical trials contemplated by the global development plan for MM-398.

Under the terms of the Baxter agreement, we received a $100.0 million upfront, nonrefundable cash payment. In addition, we are eligible to receive from Baxter (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxter agreement, we will bear up to the first $98.8 million of costs related to the development of MM-398 for pancreatic cancer patients who have not previously received gemcitabine; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxter all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the licensed territory.

We expect to enter into a commercial supply agreement with Baxter pursuant to which we will supply MM-398 bulk drug substance to Baxter and, at Baxter’s option, may manage fill and finish activities to be conducted by a third party contract manufacturer for Baxter. Baxter also has the option to manufacture MM-398 itself, in which case we will perform a technology transfer of our manufacturing process to Baxter.

If not terminated earlier by either party, the Baxter agreement will expire upon expiration of all royalty and other payment obligations of Baxter under the Baxter agreement. Either party may terminate the Baxter agreement in the event of an uncured material breach by the other party. Baxter may also terminate the Baxter agreement on a product-by-product, country-by-country or sub-territory-by-sub-territory basis or in its entirety, for its convenience, upon 180 days’ prior written notice. In addition, we may terminate the Baxter agreement if Baxter challenges or supports any challenge of our licensed patent rights.

Under the Baxter agreement, we granted Baxter a right of first negotiation to obtain a license to develop and commercialize MM-111, MM-141 and MM-302 outside of the United States. Baxter has also agreed that, subject to limited exceptions, until September 23, 2017, neither Baxter nor any of its affiliates will (1) effect or seek, offer or propose to effect, or cause or participate in or in any way advise, assist or encourage any other person to effect or seek, offer or propose to effect or cause or participate in, any acquisition of any of our securities or assets, any tender or exchange offer, merger or other business combination involving us, any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to us, or any solicitation of proxies or consents to vote any of our voting securities; (2) form, join or in any way participate in a group with respect to any of our securities; (3) otherwise act, alone or in concert with others, to seek to control or influence our management, board of directors or policies; (4) take any action that might force us to make a public announcement regarding any of the foregoing; or (5) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing.

At the inception of the collaboration, we identified the following deliverables as part of the Baxter agreement: (i) license to develop and commercialize MM-398 in Baxter’s territories, (ii) discovery, research, development and manufacturing services required to complete ongoing clinical trials related to MM-398, (iii) discovery, research, development and manufacturing services needed to complete future clinical trials in further indications related to MM-398, (iv) the option to perform a technology transfer of our manufacturing process related to the production of MM-398 to Baxter and (v) participation on the joint steering committee.

We concluded that none of the deliverables identified at the inception of the collaboration has standalone value from the other undelivered elements. As such, all deliverables represent a single unit of accounting.

We have determined that the collaboration represents a services agreement and as such have estimated the level of effort expected to be incurred as a result of providing the identified deliverables. We will recognize revenue from the upfront payment, non-substantive milestone payments and payments related to discovery, research, development and technology transfer services based on proportional performance as effort is incurred over the expected services period.

Research, development and regulatory milestones that are considered substantive on the basis of the contingent nature of the milestone will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All sales milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

During the three and nine months ended September 30, 2014, we recognized no revenue associated with the Baxter agreement. As of September 30, 2014, there was $100 million of deferred revenue related to the Baxter agreement, $47.5 million of which is classified as current, with the remainder classified as non-current in the condensed consolidated balance sheets based upon our estimate of revenue that will be recognized within the next twelve months.

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi, which we refer to as the Sanofi agreement, for the development and commercialization of MM-121. Through September 30, 2014, Sanofi has paid us a nonrefundable, noncreditable upfront license fee of $60.0 million, as well as additional aggregate milestone payments of $25.0 million. Under the Sanofi agreement, Sanofi is also responsible for all MM-121 development and manufacturing costs. Sanofi reimburses us for internal time at a designated full-time equivalent rate per year and reimburses us for direct costs and services related to the development and manufacturing of MM-121.

On June 17, 2014, we agreed with Sanofi to terminate the Sanofi agreement effective December 17, 2014, although we have the right to accelerate such termination date. In connection with the agreement to terminate the Sanofi agreement, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to us in July 2014, and we have waived Sanofi’s obligation to reimburse us for MM-121 development costs incurred after the effective termination date.

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognize revenue for development services within the period they are incurred and billable. Billable expenses are defined during each specified budget period. For the three and nine months ended September 30, 2014, the specified budget period comprises the period ending December 17, 2014. In the event that total development services expense incurred and expected to be incurred during any particular budget period exceed the total contractually allowed billable amount for development services during the same period, we recognize only a percentage of the development services incurred as revenue in that period.

This percentage is calculated as total development services expense incurred during the specified period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the specified period, multiplied by the total contractually allowed billable amount for development services during the specified period, less development services revenue recognized within the specified period. We recognize revenue on expenses incurred in excess of this percentage in the budget period when the excess amounts become contractually billable. We also recognize revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which was initially estimated to be 12 years from the effective date of the Sanofi agreement. As a result of the agreement to terminate the Sanofi agreement, the development period was revised to end as of December 17, 2014. During the three and nine months ended September 30, 2014 and 2013, we recognized revenue based on the following components of the Sanofi agreement:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Upfront payment	$13,415	$1,250	$27,933	$3,750
Milestone payments	5,590	521	11,639	1,562
Development services	2,953	4,521	16,694	30,794
Manufacturing services and other	6,044	564	12,585	3,304

Total	$28,002	$6,856	$68,851	$39,410

The increase in the revenue recognition over the three and nine months ended September 30, 2014 is due to the reduced development period under the Sanofi agreement, which will terminate effective December 17, 2014 unless we choose to accelerate the termination date.

Actavis

In November 2013, we entered into a development, license and supply agreement with Actavis, which we refer to as the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. Under the Actavis agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.5 million, of which $2.9 million has been received through September 30, 2014, and the remainder in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

The Actavis agreement will expire with respect to the initial product and any additional products developed in the future ten years after Actavis’ first sale of the applicable product, unless terminated earlier, and will automatically renew for additional two year periods thereafter unless either party provides notice of non-renewal. Either party may terminate the Actavis agreement in the event of an uncured material breach or bankruptcy filing by the other party. Actavis may also terminate the agreement for convenience in specified circumstances upon 90 days’ prior written notice.

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have deferred total billed and billable milestones and development expenses of $3.8 million and $2.1 million as of September 30, 2014 and December 31, 2013, respectively, related to the Actavis agreement.

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, Inc., or PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine, which we refer to as the PharmaEngine agreement, under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan.

On September 22, 2014, we amended the PharmaEngine agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that we are required to pay to PharmaEngine. As a result of this amendment, we made a $7.0 million milestone payment to PharmaEngine. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment is now payable to PharmaEngine upon the earlier of either the FDA’s acceptance of an NDA for MM-398 or April 30, 2015. Prior to the amendment of the PharmaEngine agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense during the three months ended September 30, 2014.

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $22.0 million in upfront license fees and milestone payments. In addition to the $5.0 million milestone payment, we will also be required to pay PharmaEngine up to an additional $70.0 million in aggregate regulatory milestones and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the PharmaEngine agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the PharmaEngine agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended September 30, 2014 and 2013, we recognized research and development expenses of $12.4 million and $0.5 million, respectively. During the nine months ended September 30, 2014 and 2013, we recognized research and development expenses of $12.5 million and $1.0 million, respectively, related to the PharmaEngine agreement.

Our financial obligations under other license and development agreement are summarized below under “—Liquidity and Capital Resources—Contractual obligations and commitments.”

Financial Operations Overview

Revenues

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments and research, development, manufacturing and other payments received from collaborations, and, to a lesser extent, from grant payments received from the National Cancer Institute. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research, development and manufacturing payments from collaborations and royalties from the sales of products developed under licenses of our intellectual property.

We expect that any revenue we generate over the next 12 months will fluctuate quarter to quarter as a result of the timing and amount of license fees, research, development and manufacturing reimbursements, milestone and other payments from collaborations. Additionally, to the extent that any of our products are successfully commercialized, we expect that any revenue generated in the future will also fluctuate quarter to quarter as a result of the amount and timing of payments that we receive upon the sale of our products. We do not expect to generate revenue from product sales until 2015 at the earliest. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

We expect to begin to recognize revenue related to the Baxter agreement in the fourth quarter of 2014. In addition, we expect that revenues in 2015 under the Baxter agreement will exceed revenues in 2014 as we will have performed a full year of services under the Baxter agreement.

We expect development revenues under our Sanofi agreement to be lower in 2014 as compared to 2013 due to lower expected MM-121 expenses as existing trials wind down. In addition, we have agreed with Sanofi that the Sanofi agreement will terminate effective December 17, 2014 unless we choose to accelerate such termination date, and we therefore expect non-development revenues under the Sanofi agreement to be higher in 2014 compared to 2013. We do not expect to receive any revenues under the Sanofi agreement after December 17, 2014.

Research and development expense

The following table summarizes our principal product development programs, including the latest related stages of development for each product candidate in development and the research and development expenses allocated to each clinical product candidate.

(in thousands)		Current stage of	Three months ended September 30,		Nine months ended September 30,
	Indication	development	2014	2013	2014	2013
MM-398	Cancer	Phase 3	$16,361	$7,541	$26,275	$23,058
MM-121	Cancer	Phase 2	2,949	11,522	7,598	38,342
MM-111	Cancer	Phase 2	3,094	3,481	11,564	12,220
MM-302	Cancer	Phase 2 initiated	3,103	2,699	10,804	6,193
MM-151	Cancer	Phase 1	1,405	1,557	7,812	4,833
MM-141	Cancer	Phase 1	4,138	1,434	9,716	5,577
Preclinical, general research and discovery			10,914	7,879	28,787	22,408
Stock compensation			1,668	1,517	5,195	4,453

Total research and development expense			$43,632	$37,630	$107,751	$117,084

The development, regulatory and clinical expenses related to the Actavis agreement are included within our preclinical, general research and discovery expenses. MM-398 research and development expense includes $12 million of milestone payments owed to PharmaEngine as a result of our September 2014 amendment to the PharmaEngine agreement.

MM-398

In May and June 2014, we announced results from our Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer has progressed on treatment with gemcitabine. In this trial, the combination of MM-398 with 5-FU and leucovorin achieved a statistically significant survival advantage compared to the control arm of 5-FU and leucovorin. We are continuing to evaluate the complete results of this trial. Our current estimate of the remaining external costs associated with completing the Phase 3 clinical trial is between $5.0 million and $6.0 million, reflecting an increase which is related to updated estimates of patient treatment and survival across the trial arms. We plan to submit an NDA to the FDA for the combination of MM-398 with 5-FU and leucovorin. We are also conducting a Phase 1 translational study to identify predictive biomarkers associated with MM-398. A translational study is a clinical trial where biomarker investigation is performed, with a goal of identifying biomarkers that predict patients’ response to the therapy. In addition, several trials are ongoing in which the majority of the total clinical trial costs are paid for by the investigators. These trials include an investigator-sponsored Phase 2 clinical trial in colorectal cancer, an investigator-sponsored Phase 1 clinical trial in glioma and an investigator-initiated Phase 1 clinical trial in pediatric solid tumors.

In the first quarter of 2012, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial. In the third quarter of 2014, we made a milestone payment of $7.0 million to PharmaEngine in connection with entering into the Baxter agreement. We are obligated to pay PharmaEngine an additional $5.0 million milestone payment upon the earlier of either the FDA’s acceptance of an NDA for MM-398 or April 30, 2015. We are not obligated to make any other milestone payments to PharmaEngine with respect to regulatory submissions or approvals in the United States. We will also be required to pay PharmaEngine up to an additional $70.0 million in aggregate regulatory milestones and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates range from high single digits up to the low teens as a percentage of net sales of MM-398 in these territories.

MM-121

In September 2009, we entered into the Sanofi agreement related to MM-121. On June 17, 2014, we agreed with Sanofi that the Sanofi agreement will terminate effective December 17, 2014 unless we choose to accelerate such termination date. Under the terms of the agreement, we are currently responsible for executing clinical trials through the development period ending on the effective termination date. We separately record revenue and expenses on a gross basis under this arrangement. Sanofi remains responsible for all development and manufacturing costs of MM-121 through the effective termination date. We are currently concluding four Phase 2 clinical trials and three Phase 1 clinical trials of MM-121 in multiple cancer types.

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

MM-111

We are currently conducting a Phase 2 clinical trial of MM-111 in gastric, esophageal and gastroesophageal cancers and a Phase 1 clinical trial of MM-111 in solid tumors.

MM-302

We are currently conducting one Phase 1 clinical trial and have initiated a Phase 2 clinical trial of MM-302 in breast cancer.

MM-151

We are currently conducting one Phase 1 clinical trial of MM-151 in solid tumors.

MM-141

We are currently conducting one Phase 1 clinical trial of MM-141 in solid tumors.

General and administrative expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our legal, intellectual property, business development, finance, purchasing, accounting, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, pre-commercialization costs, and accounting and information technology services. We expect that general and administrative expense will increase in future periods in proportion to increases in research and development and as a result of increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to develop and commercialize our clinical products. In addition, we expect that general and administrative expense will increase significantly upon the initiation of commercialization activities as a result of the favorable results obtained for the combination of MM-398 with 5-FU and leucovorin from our Phase 3 clinical trial.

Interest expense

Interest expense consists primarily of cash and non-cash interest recorded on our loans payable and convertible senior notes. We expect that interest expense will continue to be higher in 2014 as compared to 2013, continuing through the time periods that our loans payable and convertible senior notes remain outstanding.

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

Upon entering the Baxter agreement, we were required to make estimates and assumptions regarding the units of accounting and the inputs used in the revenue recognition model. We will evaluate these estimates and judgments on an ongoing basis going forward.

Our critical accounting policies and the methodologies and assumptions we apply under then have not materially changed since March 4, 2014, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2013. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

	Three months ended September 30,
(in thousands)	2014	2013
Collaboration revenues	$28,002	$6,856
Research and development expenses	43,632	37,630
General and administrative expenses	8,095	5,150

Loss from operations	(23,725)	(35,924)
Interest income	7	36
Interest expense	(4,585)	(3,946)
Other income	265	71

Net loss	$(28,038)	$(39,763)

Collaboration revenues

Collaboration revenues for the three months ended September 30, 2014 were $28.0 million, compared to $6.9 million for the three months ended September 30, 2013, an increase of $21.1 million, or 308%. This increase was primarily attributable to the reassessment of the development period of the Sanofi collaboration based on the decision to terminate the arrangement, which will end effective December 17, 2014 unless we choose to accelerate the termination date, as well as to the winding down and completion of currently existing clinical trials and related recognition of remaining development services budgeted through the year ended December 31, 2014.

Research and development expenses

Research and development expenses for the three months ended September 30, 2014 were $43.6 million, compared to $37.6 million for the three months ended September 30, 2013, an increase of $6.0 million, or 16%. This increase was primarily attributable to:

•	$8.8 million of increased MM-398 expenses primarily due to obligations to make milestone payments to PharmaEngine as a result of the amended agreement, offset by decreased costs associated with analyzing and nearing completion of our Phase 3 clinical trial in metastatic pancreatic cancer;

•	$3.0 million of increased expenses on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development; and

•	$2.7 million of increased expenses related to ongoing clinical trials and diagnostic efforts and manufacturing campaigns for our ongoing MM-141 clinical trial.

These increases were partially offset by $8.5 million of decreased MM-121 expenses primarily due to costs associated with analyzing and concluding ongoing and completed clinical trials.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2014 were $8.1 million, compared to $5.2 million for the three months ended September 30, 2013, an increase of $2.9 million, or 57%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the three months ended September 30, 2014 was $4.6 million, compared to $3.9 million for the three months ended September 30, 2013. This increase was primarily attributable to the interest recorded on the convertible senior notes issued in July 2013.

Comparison of the nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
(in thousands)	2014	2013
Collaboration revenues	$68,851	$39,963
Research and development expenses	107,751	117,084
General and administrative expenses	22,240	15,177

Loss from operations	(61,140)	(92,298)
Interest income	62	123
Interest expense	(13,666)	(6,459)
Other income	662	297

Net loss	$(74,082)	$(98,337)

Collaboration revenues

Collaboration revenues for the nine months ended September 30, 2014 were $68.9 million, compared to $40.0 million for the nine months ended September 30, 2013, an increase of $28.9 million, or 72%. This increase was primarily attributable to the reassessment of the development period of the Sanofi collaboration based on the decision to terminate the arrangement, which will end effective December 17, 2014 unless we choose to accelerate the termination date, as well as to the winding down and completion of currently existing trials and related recognition of remaining development services budgeted through the year ended December 31, 2014.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2014 were $107.8 million, compared to $117.1 million for the nine months ended September 30, 2013, a decrease of $9.3 million, or 8%. This decrease was primarily attributable to $30.7 million of decreased MM-121 expenses primarily due to costs associated with analyzing and concluding ongoing and completed clinical trials. This decrease was partially offset by:

•	$6.4 million of increased expenses on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development;

•	$4.6 million of increased MM-302 expenses primarily due to costs associated with our ongoing clinical trials as well as the timing of manufacturing campaigns;

•	$4.1 million of increased MM-141 expenses primarily due to costs associated with a manufacturing campaign as well as ongoing clinical trials and diagnostic efforts;

•	$3.2 million of increased MM-398 expenses primarily due to $12.0 million of non-recurring milestone payment obligations incurred as a result of the amendment of the PharmaEngine agreement, offset by decreased costs associated with analyzing and nearing completion of our Phase 3 clinical trial in metastatic pancreatic cancer; and

•	$3.0 million of increased MM-151 expenses primarily due to costs associated with a manufacturing campaign as well as ongoing clinical trials and diagnostic efforts.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2014 were $22.2 million, compared to $15.2 million for the nine months ended September 30, 2013, an increase of $7.1 million, or 47%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for the commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the nine months ended September 30, 2014 was $13.7 million, compared to $6.5 million for the nine months ended September 30, 2013. This increase was primarily attributable to the interest recorded on the convertible senior notes issued in July 2013.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through September 30, 2014, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible senior notes in our July 2013 underwritten public offering, $100.0 million of upfront fees from our license and collaboration agreement with Baxter and $239.9 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaboration with Sanofi, which will terminate effective December 17, 2014 unless we choose to accelerate the termination date. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $2.9 million in upfront fees and reimbursements as of September 30, 2014. As of September 30, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $153.7 million.

As of September 30, 2014, within our unrestricted cash and cash equivalents, $0.3 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $0.3 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
(in thousands)	2014	2013

Cash used in operating activities	$(3,123)	$(67,750)
Cash provided by (used in) investing activities	31,085	(13,676)
Cash provided by financing activities	7,275	149,163

Net increase in cash and cash equivalents	$35,237	$67,737

Operating activities

Cash used in operating activities of $3.1 million during the nine months ended September 30, 2014 was primarily a result of our net loss of $74.1 million as well as a decrease in deferred revenue due to the reassessment of the development period with Sanofi. These changes were partially offset by an increase in deferred revenue attributable to the $100.0 million upfront payment received from Baxter as well as $19.1 million of non-cash items. Cash used in operating activities of $67.8 million during the nine months ended September 30, 2013 was primarily a result of our net loss of $98.3 million, partially offset by non-cash items of $13.0 million, which included a $0.8 million impairment charge to in-process research and development for an early stage preclinical program and changes in operating assets and liabilities of $17.6 million.

Investing activities

Cash provided by investing activities during the nine months ended September 30, 2014 was primarily due to the maturities of marketable securities of $106.7 million, which was partially offset by purchases of marketable securities of $70.9 million, as well as $4.7 million related to the purchase of property and equipment. Cash used in investing activities during the nine months ended September 30, 2013 was primarily due to purchases of available-for-sale securities net of proceeds from sales and maturities of $4.6 million, as well as $9.1 million of property and equipment purchases.

Financing activities

Cash provided by financing activities during the nine months ended September 30, 2014 was primarily a result of $6.5 million of proceeds from the issuance of common stock related to stock option and common stock warrant exercises as well as $0.7 million of proceeds from the sale and issuance of convertible notes by Silver Creek. Cash provided by financing activities for the nine months ended September 30, 2013 was primarily a result of $26.7 million of proceeds from an equity financing, net of offering costs in July 2013, $120.6 million proceeds from the convertible senior notes offering in July 2013, net of offering costs, and $1.6 million of proceeds from the exercise of common stock options.

Borrowings and other liabilities

We have convertible debt outstanding as of September 30, 2014 related to our 4.50% convertible senior notes due 2020, which we issued in July 2013 in the aggregate principal amount of $125.0 million. The convertible senior notes are convertible into common stock upon satisfaction of certain conditions. The convertible senior notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The convertible senior notes will mature on July 15, 2020 unless earlier repurchased by us or converted at the option of holders. See Note 7, “Borrowings,” in the accompanying notes to condensed consolidated financial statements for additional information.

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

As of September 30, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $153.7 million. We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of September 30, 2014 and anticipated cost sharing reimbursements under our license and collaboration agreement with Baxter related to MM-398 will enable us to fund operations into the second half of 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our six most advanced product candidates;

•	the success of our collaborations with Baxter and PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external sources of funds, other than our collaboration with Baxter for the development and commercialization of MM-398, which is terminable by Baxter for convenience upon 180 days’ prior written notice, our collaboration with Sanofi for the development and commercialization of MM-121, which we have agreed with Sanofi will terminate effective December 17, 2014 unless we choose to accelerate such termination date, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and commitments

In May 2014, we received an award of $0.6 million of tax incentives from the Massachusetts Life Sciences Center, which allows us to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. We achieved this pledge in the third quarter of 2014; however, failure to maintain this commitment could result in us being required to repay some or all of these incentives.

In July 2014, we agreed with Sanofi to purchase certain existing drug supply of MM-121. The estimated total cost of this drug supply is approximately $5.2 million. This drug supply is expected to be released in 2015 and is expected to supply currently projected drug needs into the second half of 2016.

As of September 30, 2014, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business.

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

In August 2014, the FASB issued guidance outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not anticipate a material impact to our consolidated financial statements as a result of this change.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently engaged in an opposition proceeding in the European Patent Office to narrow or invalidate the claims of a European patent owned by a third party. In September 2008, we filed a notice of opposition to a patent (EP 1187634) held by Zensun (Shanghai) Science and Technology Ltd., or Zensun, on the grounds of added matter, insufficient disclosure, lack of novelty and lack of inventive step. If the issued claims of the Zensun patent were determined to be valid and construed to cover MM-111, our development and commercialization of MM-111 in Europe could be delayed or prevented. In August 2010, the European Patent Office issued a written decision revoking Zensun’s patent. Zensun has appealed this decision. Pending the outcome of this appeal, the original issued claims of the Zensun patent remain in effect. Each party has submitted written statements regarding the appeal to the European Patent Office. Oral proceedings for the appeal are scheduled for March 2015. Although we have obtained a favorable interim decision in this opposition, that decision is now under appeal and the ultimate outcome of this opposition remains uncertain.

We are not currently a party to any other material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $74.1 million for the nine months ended September 30, 2014, $130.7 million for the year ended December 31, 2013 and $91.8 million for the year ended December 31, 2012. As of September 30, 2014, we had an accumulated deficit of $645.8 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

To become and remain profitable, we must succeed in developing and eventually commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We currently have and will continue to have a significant amount of indebtedness. As of September 30, 2014, we had outstanding borrowings in an aggregate principal amount of $40.0 million under the loan agreement with Hercules. In addition, on July 17, 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. We could in the future incur additional indebtedness beyond such amounts.

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

We expect that our existing unrestricted cash and cash equivalents and available-for-sale securities as of September 30, 2014 and anticipated cost sharing reimbursements under our license and collaboration agreement with Baxter related to MM-398 will enable us to fund operations into the second half of 2015. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our six most advanced product candidates;

•	the success of our collaborations with Baxter and PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than under our collaboration with Baxter for the development and commercialization of MM-398, which is terminable by Baxter for convenience upon 180 days’ prior written notice, our collaboration with Sanofi, which we have agreed with Sanofi will terminate effective December 17, 2014 unless we choose to accelerate such termination date, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. Other sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution. On July 17, 2013, we sold an aggregate of 5,750,000 shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 in concurrent underwritten public offerings. Furthermore, on March 4, 2014, we filed a registration statement on Form S-3 with the SEC to facilitate the issuance of our securities from time to time in one or more offerings of up to $200,000,000 in the aggregate.

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

In particular, it is possible that the FDA and other regulatory agencies may not consider the results of our Phase 3 clinical trial of MM-398 for the treatment of patients with metastatic pancreatic cancer to be sufficient for approval of MM-398 for this indication. In general, the FDA suggests two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive studies will be more secure. Although the FDA informed us that the original design of our Phase 3 clinical trial of MM-398, plus supportive Phase 2 clinical trial data obtained to date, could potentially provide sufficient safety and effectiveness data for the treatment of patients with metastatic pancreatic cancer, the FDA has further advised us that whether one or two adequate and well controlled clinical trials will be required will be a review issue in connection with an NDA submission. Even with favorable results in our Phase 3 clinical trial, the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different design.

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

An important component of our business strategy is to develop, either alone or together with third parties, in vitro or in vivo companion diagnostics for each of our therapeutic product candidates. There has been limited success to date industry-wide in developing companion diagnostics, in particular in vitro companion diagnostics. To be successful, we will need to address a number of scientific, technical, regulatory and logistical challenges.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. For MM-398, subject to approval by the applicable regulatory authorities, we intend to market and sell MM-398 in the United States, while we expect that Baxter and PharmaEngine will market and sell MM-398 in the rest of the world. Our commercialization plans for our other therapeutic candidates will depend in part on any future collaborations into which we may enter.

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

Risks Related to Our Dependence on Third Parties

The successful development and commercialization of MM-398 depends substantially on our collaboration with Baxter. If Baxter is unable or unwilling to further develop or commercialize MM-398, or experiences significant delays in doing so, our business will be materially harmed.

In September 2014, we entered into a license and collaboration agreement with Baxter for the development and commercialization of MM-398. Prior to this collaboration, we did not have a history of working together with Baxter. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and commercial sale milestones, and provides us with royalty-based revenue if MM-398 is successfully commercialized. We cannot predict the success of the collaboration.

Under our license and collaboration agreement, Baxter has significant control over the conduct and timing of development and commercialization efforts with respect to MM-398 outside of the United States. We have little control over the amount, timing and quality of resources that Baxter devotes to the development or commercialization of MM-398 outside of the United States. If Baxter fails to devote sufficient financial and other resources to the future development or commercialization of MM-398 outside of the United States, the development and commercialization of MM-398 outside of the United States would be delayed or could fail. This would result in a delay in our receiving milestone payments or royalties with respect to MM-398 outside of the United States or in our not receiving such milestone payments or royalties at all.

If we lose Baxter as a collaborator in the development or commercialization of MM-398, our business will be materially harmed.

Baxter has the right to terminate our agreement for the development and commercialization of MM-398, in whole or with respect to specified territories, at any time and for any reason, upon 180 days’ prior written notice. Baxter also has the right to terminate our agreement if we fail to cure a material breach of our agreement within a specified cure period, or fail to diligently pursue a cure if such a breach is not curable within such period.

If Baxter terminates our agreement at any time, whether on the basis of our uncured material breach or for any other reason, it would delay or prevent our further development of MM-398 and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund the future clinical development and commercialization of MM-398 outside of the United States on our own, seek another collaborator or licensee for such clinical development and commercialization, or abandon the development and commercialization of MM-398.

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

Depending on our capital requirements, development and commercialization costs, need for additional therapeutic expertise and other factors, it is possible that we will enter into additional development and commercialization arrangements with respect to either oncology product candidates or product candidates in other therapeutic areas. In particular, while we expect to apply our Network Biology approach to other disease areas through arrangements similar to Silver Creek, it is also possible that we will seek to enter into licensing agreements or other types of collaborations for the application of our Network Biology approach.

Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under the Baxter agreement, we granted Baxter a right of first negotiation to obtain a license to develop and commercialize MM-111, MM-141 and MM-302 outside of the United States. Baxter’s right of first negotiation could discourage other companies from engaging with us in discussions or negotiations regarding potential collaboration, partnership or similar agreements.

We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates, including our collaborations with Baxter and with Sanofi, which will terminate effective December 17, 2014 unless we choose to terminate it earlier, pose the following risks to us:

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

We also intend to utilize companion diagnostics in several of our planned clinical trials, including planned clinical trials of MM-121 and MM-141, to preselect patients who will receive specified treatment regimens. We will rely on third party laboratories to test patient samples in connection with such companion diagnostics. Any failure on the part of these laboratories to properly perform such testing could jeopardize those clinical trials and delay or prevent the approval of the associated therapeutic candidate.

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

In connection with the termination of our license and collaboration agreement with Sanofi for the development and commercialization of MM-121, we expect to assume responsibility for the manufacture of MM-121 by assuming an agreement with a third-party manufacturer. Other than the commercial supply agreement that we intend to enter into with Baxter and under which we will supply bulk MM-398 drug substance, we do not have any other agreements with third-party manufacturers for the clinical or commercial supply of any of our product candidates, and we may be unable to conclude such agreements or to do so on acceptable terms. Reliance on third-party manufacturers entails additional risks, including:

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

We are attempting to develop companion diagnostics to identify patients who are likely to benefit from our therapeutic product candidates. We currently rely on and expect to continue to rely on third parties for much of the development, testing and manufacturing of our companion diagnostics, and will likely rely on such third parties to also obtain any required regulatory approval for and then commercially supply such companion diagnostics. All of our companion diagnostic candidates are in preclinical development or clinical feasibility testing. We have very limited experience in the development of diagnostics and, even with the help of third parties with greater experience, may fail to obtain the required diagnostic product marketing approval, which could prevent or delay approval of the therapeutic product.

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

Because we expect to rely on third parties for various aspects of the development, testing and manufacture, as well as for regulatory approval for and commercial supply, of our companion diagnostics, the commercial success of any of our product candidates that require a companion diagnostic will be tied to and dependent on the continued ability of such third parties to make the companion diagnostic commercially available on reasonable terms in the relevant geographies.

If we fail to maintain orphan drug exclusivity for MM-398, MM-111 or MM-141, we will have to rely on other rights and protections for these product candidates.

We have obtained orphan drug designation in the United States and orphan medicinal product designation in the European Union for MM-398 for the treatment of pancreatic cancer and have obtained orphan drug designation in the United States for MM-111 for the treatment of esophageal, gastric and gastroesophageal junction cancers and for MM-141 for the treatment of pancreatic cancer. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

We intend to market our products, either ourselves or with partners, both within and outside the United States. This may increase the risks described below with respect to our compliance with foreign regulations.

In order to market and sell our products in the European Union and many other jurisdictions, we or our partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing, including sometimes additional testing in children. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our partners may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We or our partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions:

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

A substantial portion of our outstanding common stock can be traded without restriction at any time. As a result of securities laws, a portion of our outstanding common stock is restricted but can be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants, and we may issue shares of our common stock upon conversion of outstanding convertible notes. The exercise of these options and warrants or the issuance of shares of our common stock upon conversion of the notes and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

Furthermore, on March 4, 2014, we filed a registration statement on Form S-3 with the SEC to facilitate the issuance of our securities from time to time in one or more offerings of up to $200,000,000 in the aggregate. This registration statement was declared effective by the SEC on April 2, 2014. Any sale of additional shares of our common stock or other securities could reduce the market price of our common stock.

Item 5.	Other Information.

On November 6, 2014, we entered into an amendment to the loan agreement with Hercules pursuant to which we and Hercules agreed to extend by an additional four months the period during which we make interest-only payments on our $40.0 million principal term loan. As a result of the amendment, we will repay the aggregate outstanding principal balance of the loan in equal monthly installments of principal and interest (based on a 30 month amortization schedule) beginning on February 1, 2015. The remaining principal balance and interest will be due and payable on November 1, 2016.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: November 10, 2014	By:	/s/ William A. Sullivan
William A. Sullivan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1†*	License and Collaboration Agreement, dated as of September 23, 2014, by and among the Registrant, Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA

10.2†*	First Amendment to Assignment, Sublicense and Collaboration Agreement, dated as of September 22, 2014, by and between the Registrant and PharmaEngine, Inc.

10.3*	Third Amendment to Loan and Security Agreement, dated as of November 6, 2014, by and between the Registrant and Hercules Technology Growth Capital, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.