Form 10-K
period 2014-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2015-02-27
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2014: $707,644,419.

As of February 13, 2015, there were 106,934,746 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2015 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our plans to develop and commercialize our most advanced product candidates and companion diagnostics;

•	our ongoing and planned discovery programs, preclinical studies and clinical trials;

•	the timing of the completion of our clinical trials and the availability of results from such trials;

•	our collaborations with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, which we collectively refer to as Baxter, and PharmaEngine, Inc., or PharmaEngine, related to MM-398;

•	our ability to establish and maintain additional collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our intellectual property position;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the potential advantages of our Network Biology approach to drug research and development;

•	the potential use of our Network Biology approach in fields other than oncology; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

We currently have six targeted therapeutic oncology candidates in clinical development. Our most advanced program is our investigational agent MM-398. We have initiated a New Drug Application, or NDA, submission with the U.S. Food and Drug Administration, or FDA, for MM-398 as a treatment for metastatic pancreatic cancer in combination with 5-fluorouracil, or 5-FU, and leucovorin in patients who have been previously treated with gemcitabine. Additionally, we have multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. We have tailored each of our six most advanced product candidates to target specific disease mechanisms that our research suggests are common across many solid tumor types. We believe that these product candidates have the potential to address major unmet medical needs.

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

We have also entered into an agreement to utilize our manufacturing expertise to develop, manufacture and exclusively supply bulk drug to a third party, who will in turn process the drug into finished product and commercialize it globally.

Our Most Advanced Product Candidates

The table and descriptions below summarize key information about our six most advanced therapeutic product candidates, MM-398, MM-302, MM-121, MM-111, MM-151 and MM-141. All of these product candidates are designed for intravenous administration. None of our product candidates are approved for any indication by the FDA or any other regulatory agency.

Each of the product candidates described below is a targeted therapy, designed to efficiently act on selected cancer cells. These targeted therapies are either nanotherapeutics that are designed to preferentially deliver cytotoxic therapies to the tumor tissue, such as MM-398 and MM-302, or monoclonal antibodies or monoclonal antibody-derived molecules that are designed to block oncogenic signaling pathways, such as MM-121, MM-111, MM-151 and MM-141.

Program	Clinical Status	Commercial Rights (Territory)

MM-398 (nanotherapeutic encapsulation of irinotecan)	• Initiated an NDA submission with the FDA as a treatment for metastatic pancreatic cancer in combination with 5-FU and leucovorin in patients who have been previously treated with gemcitabine	Merrimack (United States)

•  Announced top-line results of a Phase 3 clinical trial in combination with 5-FU and leucovorin in patients with metastatic pancreatic cancer whose cancer had progressed on treatment with gemcitabine (NAPOLI-1 trial)

PharmaEngine (Taiwan)
	• Conducting investigator-sponsored Phase 1 clinical trials as a monotherapy in patients with glioma and in combination with cyclophosphamide in patients with pediatric solid tumors	Baxter (rest of world outside of United States and Taiwan)
• Conducting a Phase 1 translational clinical trial designed to identify predictive biomarkers associated with MM-398

MM-302 (ErbB2 (HER2) targeted antibody drug conjugated liposomal doxorubicin)	• Conducting a Phase 2 clinical trial in combination with trastuzumab in patients with ErbB2 (HER2)-positive, locally advanced or metastatic breast cancer	Merrimack (worldwide)

MM-121 (ErbB3 targeted monoclonal antibody)	• Conducting a Phase 2 clinical trial in combination with docetaxel or pemetrexed in patients with heregulin positive, advanced non-small cell lung cancer	Merrimack (worldwide)
• Announced top-line results from four Phase 2 clinical trials in combination with chemotherapies and other targeted agents in patients with ovarian, breast and non-small cell lung cancers

MM-111 (ErbB3 and ErbB2 (HER2) targeted bispecific antibody)

•  Conducting a Phase 2 clinical trial in combination with paclitaxel and trastuzumab in patients with advanced gastric, esophageal and gastroesophageal junction cancers. In February 2015, we stopped enrolling patients in this clinical trial prior to full enrollment based on a recommendation from the Data Safety Monitoring Board, or DSMB, for the clinical trial, which cited shorter progression free survival, or PFS, on the treatment arm relative to the control arm in the overall patient population.

Merrimack (worldwide)
• We do not plan to invest in additional development of MM-111 at this time.

MM-151 (EGFR (ErbB1) targeted triclonal antibody)	• Conducting a Phase 1 clinical trial as a monotherapy and in combination with irinotecan in patients with solid tumors	Merrimack (worldwide)

Program	Clinical Status	Commercial Rights (Territory)

MM-141 (IGF-1R and ErbB3 targeted tetravalent bispecific antibody)	• Conducting a Phase 1 clinical trial as a monotherapy, in combination with everolimus and in combination with nab-paclitaxel and gemcitabine in patients with solid tumors	Merrimack (worldwide)

MM-398

MM-398 overview

Our most advanced product candidate is MM-398 (irinotecan liposome injection), also known as “nal-IRI.” MM-398 is a nanoliposomal encapsulation of the marketed chemotherapy drug irinotecan. In 2014, we announced results of a Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer had progressed on treatment with the chemotherapy drug gemcitabine. Based on the results of that trial, which are described below, we have initiated an NDA submission with the FDA for MM-398 as a treatment for metastatic pancreatic cancer in combination with 5-FU and leucovorin in patients who have been previously treated with gemcitabine. In November 2014, the FDA granted us a “fast track” designation for this NDA, which allows for a rolling submission of the application. Although our Phase 3 clinical trial of MM-398 focused on pancreatic cancer, we believe that MM-398 may have potential uses in a number of other solid tumor indications, including colorectal cancer, lung cancer, breast cancer, gastric cancer, glioma and pediatric solid tumors.

We hold development and commercialization rights for MM-398 in the United States. In September 2014, we established a collaboration with Baxter for the development and commercialization of MM-398 outside of the United States and Taiwan. PharmaEngine holds the development and commercialization rights to MM-398 in Taiwan.

In July 2011, the FDA granted MM-398 orphan drug designation for the treatment of pancreatic cancer. In September 2011, the European Medicines Agency, or EMA, granted MM-398 orphan medicinal product designation for the treatment of pancreatic cancer.

The encapsulated ingredient of MM-398, irinotecan, is a well-known and widely used chemotherapy. The activated form of irinotecan is SN-38, which functions by inhibiting topoisomerase I, an essential enzyme involved in DNA transcription and replication, and promoting cell death. Dosing with free irinotecan, as with other chemotherapies, is limited by significant adverse effects and rapid clearance that, in turn, limit efficacy. In addition, as with other chemotherapies, the efficacy of irinotecan is limited by tumor resistance mechanisms. MM-398 has demonstrated extended circulation in comparison to free irinotecan in the clinical setting.

MM-398 Phase 3 clinical trial for metastatic pancreatic cancer

In 2014, we announced results from our Phase 3 clinical trial of MM-398 in patients with metastatic pancreatic cancer whose cancer had progressed on treatment with gemcitabine. This clinical trial, which we refer to as the NAPOLI-1 study, was a randomized, open label Phase 3 clinical trial designed to evaluate two MM-398 regimens, 80 mg/m2 combined with 5-FU and leucovorin every two weeks, and 120 mg/m2 as a monotherapy every three weeks. Each arm was compared to a control arm of 5-FU and leucovorin. A total of 417 patients at over 100 sites in North America, South America, Europe, Asia and Australia were randomized across the three arms. The primary endpoint of this trial was a statistically significant difference in overall survival between MM-398, alone or in combination with 5-FU and leucovorin, against the common control arm of the combination of 5-FU and leucovorin. Overall survival is a measure of the time to death from treatment randomization. The combination of MM-398 with 5-FU and leucovorin achieved the primary endpoint for this trial, with a statistically significant survival advantage compared to the control arm. The combination of MM-398 with 5-FU and leucovorin achieved an overall survival of 6.1 months, a 1.9 month improvement over the 4.2 month survival demonstrated by the control arm of 5-FU and leucovorin alone. The primary log-rank analysis of overall survival for the MM-398 combination arm was statistically significant (p=0.0009) with a corresponding stratified hazard ratio of 0.57. A hazard ratio, or HR, is a measure of how often a particular event happens in one group compared to how often it happens in another group over time. In cancer research, hazard ratios are often used in clinical trials to measure survival at any point in time in a group of patients who have been given a specific treatment compared to a control group given another treatment or a placebo. A hazard ratio of one means that there is no difference in survival between the two groups, while a hazard ratio of greater than one or less than one means that survival was better in one of the groups. A statistically significant advantage in PFS was also observed in the combination arm, with a median of 3.1 months compared to 1.5 months in the control arm. PFS is the time from the initiation of treatment to tumor progression based on an increase of at least 20% in the sum of measured tumor diameters with no new tumors. The combination arm also showed a statistically significant difference in objective response rate compared to the control arm (16% and 1%, respectively, p<0.001). Objective response rate is the sum of the complete response rate, which measures the disappearance of all target and non-target tumors, plus the partial response rate, which measures the overall tumor regression based on a decrease of a least 30% of the sum of measured tumor diameters with no new tumors according to Response Evaluation Criteria in Solid Tumors (RECIST v1.1).

The most common non-hematologic Grade 3 and higher adverse events in the MM-398 combination arm were fatigue (14%), diarrhea (13%) and vomiting (11.1%). Hematologic Grade 3 and higher adverse events included neutropenia, which was observed in 20% of patients as determined by objective laboratory values, and febrile neutropenia, which was observed in 2% of patients.

The MM-398 monotherapy arm did not achieve a statistically significant survival advantage compared to the control arm in this trial, with a 4.9 month median overall survival compared to 4.2 months in the control arm. For the monotherapy arm, the stratified hazard ratio for overall survival was 0.93 with a corresponding p-value of 0.5545. In general, patients experienced a higher level of adverse events with the MM-398 monotherapy dose and treatment schedule compared to patients who received the combination of MM-398 with 5-FU and leucovorin.

MM-398 other clinical trials

MM-398 previously met its primary efficacy endpoints in two Phase 2 clinical trials, one in pancreatic cancer patients and one in gastric cancer patients. We are also collaborating with several investigators to conduct additional trials of MM-398, including an investigator-sponsored Phase 2 clinical trial in colorectal cancer, an investigator-sponsored Phase 1 clinical trial in glioma and an investigator-initiated Phase 1 clinical trial in pediatric solid tumors, which is being conducted under our investigational new drug application, or IND.

MM-398 companion diagnostic development

We believe that deposition of nanotherapeutics such as MM-398 in the tumor may be important to efficacy. We are exploring development of in vivo companion diagnostics that take the form of imaging agents that may serve as surrogate biomarkers for estimating MM-398 deposition in patient tumors. The companion diagnostic may help identify patients most likely to benefit from nanotherapeutics, and direct those patients with low deposition tumors towards alternate therapy strategies (that may or may not still involve nanotherapeutics). We are currently evaluating various agents imaged by MRI and other modalities to assess the potential for predicting drug deposition. We conducted a Phase 1 translational study at one site in the United States designed to test the feasibility of an MRI-based approach to assess large-particle delivery and tumor macrophage uptake using a marketed iron supplement as an imaging agent and to identify predictive biomarkers associated with MM-398 in various cancers, and recently opened an expansion phase to this translational study that will enroll triple negative breast cancer patients, hormone receptor positive breast cancer patients and breast cancer patients with brain metastases. As part of our preclinical and clinical translational research, we are also investigating functional in vitro biomarkers that may be predictive of efficacy in poorly vascularized tumors.

MM-302

MM-302 overview

MM-302 is an antibody drug conjugated liposomal doxorubicin that targets the ErbB2 (HER2) receptor. Doxorubicin is a marketed chemotherapy that is a member of the anthracycline class of chemotherapies. The addition of anthracyclines to the treatment of both solid and liquid tumors has historically improved outcomes for patients and, specifically, has been an effective component of breast cancer treatment for decades, with free doxorubicin-based regimens providing consistent clinical benefit. However, significant adverse events, including acute and chronic cardiotoxic effects, have limited the use of traditional anthracyclines in combination with targeted therapies, such as trastuzumab, for treatment of ErbB2 (HER2) positive breast cancer. Liposomal doxorubicin (Doxil®), which has been shown to reduce cardiotoxicity associated with free doxorubicin, has been approved for use in certain settings, but has not been approved for use in the United States for the treatment of breast cancer. We designed MM-302 to target and bind to cancer cells that overexpress ErbB2 (HER2) and thereby release doxorubicin at the site of the tumor, while minimizing uptake into normal cells, including those of the heart.

We believe that MM-302 may offer advantages in comparison with other forms of doxorubicin, namely free doxorubicin and liposomal doxorubicin. Our clinical development strategy is to demonstrate that MM-302 has favorable efficacy and safety compared to doxorubicin for the treatment of metastatic breast cancer where concerns over cardiac safety, particularly in combination with trastuzumab, have led to a decline in the use of anthracyclines despite proven efficacy.

MM-302 Phase 2 clinical trial

In August 2014, we initiated a global, open-label, randomized Phase 2 clinical trial of MM-302 in combination with trastuzumab (Herceptin®) in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer. The trial was designed with input from the FDA to support a potential accelerated approval application. The trial has also been reviewed by the EMA, and we intend to use data from the trial, if positive, to support conditional marketing authorization in Europe. This clinical trial, which we refer to as the HERMIONE trial, is expected to enroll approximately 250 patients who will be randomized (1:1) to receive either MM-302 and trastuzumab or chemotherapy of their physician’s choice (capecitabine, gemcitabine or vinorelbine) and trastuzumab. Eligible patients for the HERMIONE trial must have received prior treatment with trastuzumab in any setting, and pertuzumab (Perjeta®) and ado-trastuzumab emtansine (T-DM1, Kadcyla®) in the locally advanced or metastatic setting, but have not been treated with an anthracycline-based regimen. The primary endpoint of the trial is PFS. Secondary endpoints include overall survival, objective response rate, safety and tolerability. The trial will be conducted at approximately 60 sites in the United States, Canada and Europe.

Prior to initiating the HERMIONE trial, we conducted a Phase 1 clinical trial of MM-302 in patients with advanced ErbB2 (HER2) positive breast cancer. The purpose of that Phase 1 clinical trial was to assess the safety of MM-302 and identify the maximum tolerated dose. Reported interim results from this trial showed a median PFS of 5.7 months (95% CI [3.1-10.9]) in a heavily pretreated (median of four prior lines of therapy) population of 47 patients receiving a therapeutic dose of MM-302 (30 mg/m2 or greater) alone or in combination with trastuzumab. Patients who had not received prior anthracycline-based chemotherapy treatment had a median PFS of 10.9 months (95% CI [1.7-NC]) and a 35% objective response rate. The most common adverse events in the Phase 1 clinical trial were fatigue, nausea and decreased appetite. Neutropenia was the most common Grade 3/4 adverse event, occurring in seven patients, of which six were in the monotherapy arms and one was in the combination arm. One dose limiting toxicity, febrile neutropenia, was observed in the Phase 1 clinical trial, and the dose was subsequently withheld from the patient. The patient went on to continue study treatment for three additional cycles. Cardiac events, which are a side effect that has limited the use of anthracyclines, were infrequent in the Phase 1 clinical trial, with three out of 47 patients (6%) experiencing declines in ejection fraction. None of these events were serious adverse events. Consistent with the design of this Phase 1 clinical trial to principally test for safety and dosage tolerance, it was not designed to test for statistical significance of anti-tumor activity.

MM-302 companion diagnostic development

We believe that deposition of nanotherapeutics such as MM-302 in the tumor may be important to efficacy. We are exploring development of in vivo companion diagnostics that take the form of imaging agents that may help identify patients likely to benefit from nanotherapeutics by enabling the measurement of deposition in patient tumors and excluding those patients with low deposition whose tumors are therefore unlikely to respond to treatment with a nanotherapeutic. We are currently evaluating nanotherapeutic formulations of liposomal agents imaged by PET/CT scan and other modalities to assess the potential for measuring deposition.

MM-121

MM-121 overview

MM-121 is a fully human monoclonal antibody that targets ErbB3, a cell surface receptor that is activated by the ligand heregulin. An antibody is a type of protein normally produced by cells of the immune system that binds to just one epitope, or chemical structure, on a protein or other molecule. MM-121 was designed to inhibit cancer growth directly, restore a tumor’s sensitivity to drugs to which it has become resistant, and delay the development of resistance by a tumor to other agents.

Research suggests that ErbB3 signaling is primarily activated through binding of its ligand heregulin, and that it is often critical to the growth and survival of tumors. Further data shows that the use of ErbB3 signaling as a resistance mechanism by cancer cells to a variety of cancer therapies often occurs across patient populations and tumor types. Since MM-121 directly inhibits binding of heregulin to ErbB3 and as such prevents activation of this critical pathway, we believe that MM-121 may be effective when given in combination with various standard therapies, offering the following potential advantages compared to existing therapies alone:

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

Based on the central role of heregulin and ErbB3 in cancer growth and survival, we believe that MM-121 may be applicable to a broad range of metastatic tumors, including lung, prostate, breast, ovarian, colon and pancreatic cancers. Our preclinical studies of several hundred tumor samples and the analysis of tumor samples from our Phase 2 clinical trials suggest that MM-121 may be able to target heregulin-dependent ErbB3 signaling that is relevant in approximately 35-50% or more of cancer patients with these types of tumors.

MM-121 Phase 2 clinical trials

We have evaluated MM-121 in multiple Phase 1 and Phase 2 clinical trials in combination with both chemotherapies and other targeted agents across a wide spectrum of solid tumor patient populations, including patients with ovarian, breast and lung cancers. The goal of our MM-121 clinical program is to explore the efficacy and safety of MM-121 in combination with other targeted ErbB agents such as erlotinib, chemotherapies such as paclitaxel, and anti-hormonal agents such as exemestane, and to evaluate biomarkers that identify patients most likely to benefit from MM-121. We have sought to assess whether efficacy is improved by measuring the ability of various MM-121 combinations to enhance anti-tumor activity or to delay resistance or restore sensitivity to the other therapies.

We announced new or updated results in 2014 from the four Phase 2 clinical trials described below. Our three Phase 2 clinical trials in metastatic cancers, which are the trials in ovarian, breast and lung cancers listed immediately below, enrolled a total of 464 patients and evaluated whether MM-121 in combination with a standard of care therapy was more effective than the standard of care therapy alone in prolonging PFS. As ErbB3 signaling was expected to be active in only a subset of patients, pre-treatment biopsies were collected from patients in the lung and ovarian studies and archived tumor tissue in all three studies to assess heregulin, along with four other pre-specified biomarkers. Secondary analyses included evaluation of the pre-specified biomarkers, as well as overall survival and safety data. Across the studies, there was a consistent but modest and tolerable increase in adverse events when MM-121 was combined with erlotinib, paclitaxel and exemestane. Most adverse events were reported as mild to moderate in severity and included diarrhea, fatigue, vomiting, rash, hypokalemia and stomatitis.

Phase 2 clinical trial of MM-121 in combination with paclitaxel for platinum resistant or refractory advanced ovarian cancer

This clinical trial was designed as a global, open-label, randomized Phase 2 clinical trial evaluating whether the combination of MM-121 and paclitaxel was more effective in prolonging PFS than paclitaxel alone in patients (n=220) with locally advanced/metastatic or recurrent epithelial ovarian cancer, fallopian tube cancer or primary peritoneal cancer, and who had received at least one prior platinum-based chemotherapy regimen and were platinum-resistant or refractory. The study analysis was conducted after 171 events. Of the 220 patients in this clinical trial, biomarker data were available for 151 patients.

	Full Population (N=220)		Heregulin Positive, ErbB2 (HER2) Low (N=57 of 151)
	MM-121 + Paclitaxel	Paclitaxel	MM-121 + Paclitaxel	Paclitaxel
Median PFS	3.7 months	3.7 months	5.7 months	3.5 months
Hazard Ratio	1.05 (95% CI [0.76-1.44])		0.37 (95% CI [0.18-0.76])
p-value	0.77		0.007

The HR for PFS is a measurement of the chance of disease progression for the treatment arm relative to the control arm, with an HR of less than one indicating that a patient will likely progress less quickly on the treatment arm than on the control arm, and an HR of more than one indicating the opposite. Because a trial represents a sample of a much larger population, the reported HR from a trial is an estimate of the true HR. The confidence interval, or CI, given after the HR reflects the amount of certainty in the estimate of the HR. An HR value that is not contained within a 95% CI is unlikely to be the true HR. The addition of MM-121 did not significantly enhance paclitaxel activity in an unselected platinum-resistant ovarian cancer population. A subset of heregulin positive patients (38%) who also had low ErbB2 (HER2) levels, however, responded poorly to paclitaxel alone and had improved PFS with the addition of MM-121. There was a consistent but modest and tolerable increase in adverse events when MM-121 was combined with paclitaxel. Further confirmatory studies of MM-121 in ovarian cancer are being considered.

Phase 2 clinical trial of MM-121 in combination with exemestane in metastatic ER/PR+, ErbB2 (HER2) negative breast cancer

This clinical trial was a randomized, double-blinded, placebo-controlled Phase 2 clinical trial evaluating whether the combination of exemestane and MM-121 was more effective in prolonging PFS than exemestane plus placebo in postmenopausal ER/PR+ metastatic breast cancer patients (n=115) who have previously failed anti-estrogen therapy. The primary objective was to compare PFS between the groups. The clinical trial was powered to detect a HR of less than 0.5. The study analysis was conducted after 84 events. Of the 115 patients in this clinical trial, biomarker data were available for 76 patients.

	Full Population (N=115)		Heregulin Positive (N=34 of 76)
	MM-121 + Exemestane	Exemestane	MM-121 + Exemestane	Exemestane
Median PFS	3.7 months	2.5 months	3.8 months	1.9 months
Hazard Ratio	0.77 (95% CI [0.5-1.2])		0.26 (95% CI [0.11-0.63])
p-value	0.25		0.003

The addition of MM-121 did not significantly enhance exemestane activity in an unselected metastatic breast cancer population. There was a consistent but modest and tolerable increase in adverse events when MM-121 was combined with exemestane. Further confirmatory studies of MM-121 in breast cancer are being considered.

Phase 2 clinical trial of MM-121 in combination with erlotinib in EGFR wild-type non-small cell lung cancer

This clinical trial was a global, open-label, randomized parallel cohort Phase 2 clinical trial evaluating whether the combination of MM-121 and erlotinib was more effective in prolonging PFS than erlotinib alone in epidermal growth factor receptor, or EGFR, wild-type (wt) non-small cell lung cancer, or NSCLC, patients (n=129). The reported cohort was previously referred to as Group A, and is the cohort for which sufficient biomarker data was available for biomarker analysis. The primary objective was to compare PFS between the groups. The study analysis was conducted after 105 events. Of the 129 patients enrolled, biomarker data were available for 69 patients.

	Full Population (N=129)		Heregulin Positive (N=37 of 69)
	MM-121 + Erlotinib	Erlotinib	MM-121 + Erlotinib	Erlotinib
Median PFS	1.9 months	1.8 months	1.9 months	1.6 months
Hazard Ratio	0.81 (95%CI [0.55-1.2])		0.35 (95% CI [0.16-0.76])
p-value	0.29		0.008

The addition of MM-121 did not significantly enhance erlotinib activity in an unselected NSCLC population. A subset of heregulin positive patients (54%), however, responded poorly to erlotinib alone and had improved PFS with the addition of MM-121. There was a consistent but modest and tolerable increase in adverse events when MM-121 was combined with erlotinib. Further confirmatory studies of MM-121 in NSCLC are being considered, although likely not in combination with erlotinib.

Phase 2 neoadjuvant clinical trial of MM-121 in combination with paclitaxel for ErbB2 (HER2) negative breast cancer

This clinical trial was a randomized, open label Phase 2 neoadjuvant clinical trial of MM-121 in combination with paclitaxel, an established chemotherapy, in patients with ErbB2 (HER2) negative breast cancer. The primary efficacy endpoint of this trial was pathologic complete response, or pCR, rate at time of surgery. pCR measures the absence of invasive cancer in breast and lymph node tissue following neoadjuvant therapy. The trial enrolled 200 patients across the following two populations of ErbB2 (HER2) negative breast cancer patients:

•	Group A: patients whose tumors are estrogen receptor, or ER, positive and ErbB2 (HER2) negative and have not undergone prior treatment or surgery; and

•	Group B: patients whose tumors are ER negative, ErbB2 (HER2) negative and progesterone receptor negative, often referred to as triple negative breast cancer, or TNBC, and have not undergone prior treatment or surgery.

Each population of patients was randomized (2:1) to receive either MM-121 in combination with paclitaxel or paclitaxel alone. Following treatment with MM-121 and/or paclitaxel, patients received standard treatment with doxorubicin and cyclophosphamide, two marketed chemotherapies, prior to surgical resection.

In 2014, we announced updated results that included data from both groups. In Group A, patients with an evaluable resection in the treatment arm who received the combination of MM-121 and paclitaxel achieved a pCR rate of 10.6% (95% CI [5.3-20.6]) compared to a pCR rate of 3.3% (95% CI [0.6-16.7]) for those in the control arm. In Group B, patients with an evaluable resection in the treatment arm who received the combination of MM-121 and paclitaxel achieved a pCR rate of 42.9% (95% CI [30.8-55.9]) compared to a pCR rate of 51.7% (95% CI [34.4-68.6]) for those in the control arm. There was no formal quantitative endpoint specified for this study.

MM-121 recently initiated Phase 2 clinical trial

In February 2015, we initiated a global, open-label, biomarker-selected, randomized Phase 2 clinical trial of MM-121 in combination with docetaxel or pemetrexed versus docetaxel or pemetrexed alone in patients with heregulin positive, locally advanced or metastatic NSCLC. As part of this trial, we expect to enroll approximately 120 heregulin positive patients that will be randomized (2:1) to receive either MM-121 plus the investigator’s choice of docetaxel or pemetrexed, or the investigator’s choice of docetaxel or pemetrexed alone. Eligible patients for the trial must have failed prior treatment with no more than two lines of therapy for locally advanced or metastatic disease. The primary endpoint of the trial is PFS. Secondary endpoints include overall survival, objective response rate, safety and tolerability. We plan to conduct the trial at sites in the United States, Canada and Europe.

MM-121 companion diagnostic development

We are developing a companion diagnostic that is focused on measuring certain mechanistically related biomarkers to determine whether a tumor is dependent on ErbB3 signaling and therefore amenable to treatment with MM-121. In 2014, we announced updated biomarker results from a meta-analysis of three randomized clinical trials of MM-121 in patients with ovarian, breast and lung cancers. This analysis included biomarker and efficacy results that had previously been disclosed, as well as additional biomarker data from the Phase 2 metastatic breast cancer trial that had not previously been reported. This meta-analysis highlighted heregulin as the principal biomarker for MM-121 efficacy. High levels of heregulin mRNA correlated with favorable hazard ratios in all three settings: in ovarian cancer, heregulin-high patients had a PFS HR of 0.37 (95% CI [0.18 – 0.76]) (57 of 151 evaluable patients; prevalence of 38%); in breast cancer, heregulin-high patients had a PFS HR of 0.26 (95% CI [0.11–0.63]) (34 of 76 evaluable patients; prevalence of 45%); in lung cancer, heregulin-high patients had a PFS HR of 0.35 (95% CI [0.16–0.76]) (37 of 69 evaluable patients; prevalence of 54%). In ovarian cancer, the definition of biomarker positive also required that patients have low ErbB2 (HER2) levels. In breast cancer, where only ErbB2 (HER2) negative patients were enrolled in the clinical trial, this requirement was not needed. In lung cancer, where ErbB2 (HER2) levels are naturally low, this requirement was also not needed.

Heregulin mRNA was measured in two different ways in the Phase 2 clinical trials. For archived tissue samples obtained through surgical removal of tumor tissue, which was the source of tissue in the breast cancer clinical trial, heregulin mRNA was measured by reverse transcriptase polymerase chain reaction (RT-PCR). This is a commonly used quantitative assay that provides a measure of the amount of heregulin mRNA in a block of tissue. In tissue samples obtained through a biopsy procedure, which was the source of tissue in the ovarian and lung cancer studies, heregulin mRNA was measured by RNA in situ hybridization (RNA-ISH). This is an assay in which a section of tissue is stained for heregulin mRNA and scored by a certified pathologist. Both of these assays have been transferred to certified diagnostic laboratories for use in future clinical trials of MM-121.

MM-111

MM-111 overview

MM-111 is a bispecific antibody designed to inhibit ErbB3 signaling in cancer cells that are characterized by overexpression of the ErbB2 (HER2) cell surface receptor. A bispecific antibody is a type of antibody that is able to bind simultaneously to two distinct target cell proteins or receptors. In the case of MM-111, these targets are the ErbB2 (HER2) receptor and the ErbB3 receptor. Our research and that of others suggest that the ErbB2 (HER2) receptor triggers tumor growth and survival when it binds together with the ErbB3 receptor and another protein called heregulin. MM-111 is designed to anchor to both receptors, ErbB2 (HER2) and ErbB3, on the cell surface and block heregulin’s ability to transmit tumor growth signals.

We have evaluated the safety of MM-111 in combination with a range of therapies across ErbB2 (HER2) positive solid tumors, including gastric, esophageal, gastroesophageal junction, breast, ovarian and bladder cancers. In 2013, we obtained orphan drug designation in the United States for MM-111 for the treatment of gastric, esophageal and gastroesophageal junction cancers.

As discussed below, we have stopped enrollment into our Phase 2 clinical trial of MM-111 based on a recommendation from the DSMB for the clinical trial, which cited shorter PFS on the treatment arm relative to the control arm in the overall patient population. We do not plan to invest in additional development of MM-111 at this time.

MM-111 Phase 2 clinical trial

In 2013, we enrolled our first patient in a Phase 2 clinical trial of MM-111 for the treatment of advanced gastric, esophageal and gastroesophageal junction cancers. Overexpression of the ErbB2 (HER2) cell surface receptor has been reported in 7% – 34% of gastric cancers. This Phase 2 clinical trial was designed to evaluate whether MM-111 is effective in gastric, esophageal and gastroesophageal junction cancer patients overexpressing the ErbB2 (HER2) receptor. The clinical trial enrolled patients who would traditionally receive trastuzumab-based therapy due to their ErbB2 (HER2) score of 3+ on the HercepTest®, or their ErbB2 (HER2) score of 2+ on the HercepTest® and their positive FISH status (FISH positive), and randomized those patients to receive either MM-111 in combination with paclitaxel and trastuzumab or paclitaxel and trastuzumab. In February 2015, we stopped enrolling patients in this clinical trial prior to full enrollment based on a recommendation from the DSMB for the clinical trial, which cited shorter PFS on the treatment arm relative to the control arm in the overall patient population. We do not expect to enroll any new patients in this clinical trial. A preliminary analysis shows that a vast majority of the patients in this clinical trial were below the threshold of heregulin levels that we believe are necessary to benefit from MM-111.

MM-111 companion diagnostic development

The current focus of our companion diagnostic development for MM-111 is the development of assays to quantify heregulin in patient samples from our clinical trials. We are testing additional quantitative assays for other biomarkers in archived and pretreatment patient biopsies from our clinical trials to generate data to support our biomarker hypotheses. This diagnostic is in preclinical development.

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

MM-141

MM-141 overview

MM-141 is a fully human tetravalent bispecific antibody designed to inhibit signaling of the PI3K/AKT/mTOR pathway initiated by the insulin-like growth factor 1 receptor, or IGF-1R, and ErbB3 cell surface receptors. A tetravalent bispecific antibody is a single molecule that has four binding sites, two for each of two different target cell surface receptors. PI3K/AKT/mTOR signaling is often activated in cancers in response to stress induced by chemotherapies or targeted anti-cancer medicines and is believed to play a significant role in promoting tumor cell survival. We are conducting a Phase 1 clinical trial of MM-141 as a monotherapy and in a combination therapy setting in patients with solid tumors. In 2014, we obtained orphan drug designation in the United States for MM-141 for the treatment of pancreatic cancer.

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

MM-141 Phase 1 clinical trial

We are conducting a Phase 1 clinical trial of MM-141 in both a monotherapy and a combination therapy setting in patients with solid tumors. This is a Phase 1 dose-escalation clinical trial evaluating safety and tolerability and pharmacokinetic and pharmacodynamic properties of MM-141 as a monotherapy and in combination with everolimus or with nab-paclitaxel and gemcitabine. The purpose of this trial is to assess the safety of MM-141 and identify the recommended Phase 2 dose. The monotherapy and combination of MM-141 with nab-paclitaxel and gemcitabine portions of this Phase 1 clinical trial are complete, and the combination of MM-141 with everolimus is ongoing. In the monotherapy arm, no dose-limiting toxicities were observed at any of the studied dose levels. In the nab-paclitaxel and gemcitabine combination arm, the observed safety profile of MM-141 in combination with nab-paclitaxel and gemcitabine was comparable to expected toxicities reported with the chemotherapy combination when used alone.

MM-141 Phase 2 clinical trial

We anticipate initiating a Phase 2 clinical trial of MM-141 in combination with nab-paclitaxel and gemcitabine in front-line pancreatic cancer in 2015.

MM-141 companion diagnostic development

We are conducting research and development on an in vitro companion diagnostic for MM-141 that will help to determine which patients will derive benefits from the drug alone or in combination with other therapies, while experiencing a satisfactory safety profile. This research is focused on identifying pathway-relevant biomarkers and assessing their correlation with the magnitude of patient response to MM-141. Thus far, we have identified serum-free IGF-1 as a useful stratification criteria and intend to use a proprietary, validated test to prospectively select patients with high serum-free IGF-1 levels for inclusion into the Phase 2 clinical trial of MM-141.

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

Our models are constructed and validated using internally generated and proprietary data sets. Following the validation of a comprehensive model of a cell signaling network, we are able to use the model for drug discovery. Contrary to traditional methods, a significant portion of our discovery work takes place in silico, or using the model for simulation. We believe that this approach is more efficient and productive for drug discovery and development than traditional approaches.

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

Although our initial focus is oncology, we believe that our Network Biology approach is applicable to a broad range of therapeutic areas beyond cancer, including bone and joint conditions, infectious disease, inflammation, central nervous system disease and other areas of medicine with high unmet needs. While we may pursue some of these disease areas directly ourselves, because of the potential of very broad applicability of our Network Biology approach, our plan is to pursue many or all of these other areas through collaborations, licenses and other arrangements with third parties. As an example, in 2010, we established Silver Creek Pharmaceuticals, Inc., or Silver Creek, to apply our Network Biology approach to the research and development of regenerative medicines to repair the heart. Silver Creek is currently a majority owned subsidiary.

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

Nanotherapeutics

Our nanotherapeutics are lipidic particles carefully constructed to encapsulate active drug payloads. Nanoscale objects typically, though not exclusively, have dimensions on the order of 100 nanometers or smaller. We believe that nanotherapeutics offer the following potentially favorable attributes:

•	The uniform sizing of our nanotherapeutics is intended to enable targeting and preferential deposition within tumors by taking advantage of the enhanced permeability and retention, or EPR, effect to selectively enter, and subsequently accumulate in, tumors with leaky vasculature.

•	We formulate our nanotherapeutics to minimize the leakage of active drug payload out of the particle before the nanotherapeutic has reached the tumor, with the goal of limiting systemic exposure, and the associated occurrence of adverse events, and maximizing the amount of active drug that reaches the target.

•	Encapsulation is designed to protect the active drug payload as it passes through the circulation and organs of the body, such as the liver, preventing premature clearance or metabolism of the active drug, and thereby extend the pharmacokinetic profile and enable more convenient dosing regimens.

•	We can efficiently create targeted nanotherapeutics using our technical expertise and know-how that enable insertion of targeting agents, such as antibodies, into our nanotherapeutics.

•	We can customize our nanotherapeutics for use with a variety of drug payloads, including chemotherapies, cytotoxics and nucleic acids, such as siRNA and genes.

Manufacturing

We manufacture bulk drug substance and bulk drug product for use in our clinical trials and research and development efforts for all of our therapeutic product candidates using current good manufacturing practices, or cGMP, at our approximately 13,500 square foot multi-product facility located at our corporate headquarters in Cambridge, Massachusetts. We have the capabilities to manufacture antibodies, nanotherapeutics and antibody-targeted nanotherapeutics.

The biologic suite in our facility is comprised of multiple independent clean rooms, includes single-use bioreactors, and is sized to be able to produce sufficient material to meet the demands of our planned and ongoing Phase 1 and Phase 2 clinical trials. The nanoliposome suite in our facility is also comprised of multiple classified clean rooms and has been designed to comply with current FDA and EMA cGMPs for the manufacture of clinical and commercial bulk drug product. As of January 31, 2015, we employed approximately 89 employees in manufacturing activities.

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

We have designed a commercial manufacturing process of MM-398 in our nanoliposome manufacturing suite, which we used to perform process validation runs. This commercial process will be filed within the chemistry manufacturing and controls section of our NDA for MM-398. The MM-398 manufactured from our commercial process can be used for both clinical trials and commercial sales. Additionally, we expect that we will enter into commercial supply agreements for us to supply MM-398 bulk product to our commercialization and development partners, Baxter and PharmaEngine.

For our antibody product candidates, we intend to continue to manufacture most bulk drug substance for preclinical testing and Phase 1 and Phase 2 clinical development at our current facility, except for MM-121 which is currently manufactured by a contract manufacturing organization. Our long term plan is to establish our own facilities for manufacturing antibody drug substance for Phase 3 clinical development and commercial sale. Pending our establishment of these facilities, we expect to transfer Phase 3 and commercial antibody manufacturing to a contract manufacturing organization. For our nanotherapeutic product candidates, we intend to continue to manufacture bulk drug product for preclinical testing and all stages of clinical development and initially manufacture bulk drug product for commercial sale at our current facility.

We are developing and testing diagnostic assays for predictive biomarkers in an internal laboratory under Good Clinical Laboratory Practices and through collaborations with third party vendors. Upon completion of the development of the diagnostic tests, we plan to evaluate external as well as internal options for manufacturing and commercialization of the tests.

We are leveraging our manufacturing capabilities to manufacture drug product on behalf of a third-party pharmaceutical company, and may enter into additional agreements to do so in the future. In 2013, we entered into an agreement with Watson Laboratories, Inc., or Actavis, as more fully described below, pursuant to which we will utilize our nanoliposomal manufacturing capabilities to develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection to Actavis. Under this agreement, we have also agreed to develop additional products for Actavis, the identities of which will be mutually agreed upon in the future.

Sales and Marketing

We have initiated an NDA submission with the FDA for MM-398, our lead product candidate, and are in the process of building our sales, marketing, reimbursement and product distribution infrastructure. Subject to receiving marketing approval, we expect to commence MM-398 commercial activities in the United States by building a focused sales and marketing organization. Outside of the United States, Baxter has exclusive commercialization rights for all potential indications of MM-398 worldwide with the exception of Taiwan, and PharmaEngine has exclusive commercialization rights in Taiwan.

We believe our commercialization partners for MM-398 possess the relevant expertise to launch MM-398 outside of the United States, pending receipt of marketing approval in the applicable territories. For instance, Baxter has demonstrated the ability to successfully launch innovative products, penetrate oncology markets and drive the growth of multiple brands in highly competitive markets. Complementing Baxter’s expertise, we are building commercial capabilities in the United States across sales, marketing, reimbursement and distribution activities. We are developing a deep understanding of oncology customers, and we intend to utilize this knowledge to develop relevant educational content to support the introduction of MM-398 as a potential treatment for patients with metastatic pancreatic cancer who have been previously treated with gemcitabine.

We expect that in the United States, our sales and marketing organization that supports MM-398 could form the basis of the sales and marketing organization that we would use to sell our other products, subject to receiving marketing approval for those other products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating solid tumors, including the lung, breast, ovarian, pancreatic, colorectal and gastric cancers for which our product candidates are being developed. Outside the United States, we expect to either enter into distribution and other marketing arrangements with third parties for any of our other product candidates that obtain marketing approval, or we may expand our sales and marketing organization to support such territories ourselves.

We are building a marketing organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with thought leaders in relevant fields of medicine.

We plan to tightly integrate the marketing of our therapeutics and companion diagnostics, subject to receipt of marketing approval. As we expect to pair various types of diagnostics with our therapeutics, it is likely that the sales and marketing tactics and business model employed for our various diagnostics may differ from one another.

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

The following table sets forth information about the incidence and selected treatments for some of the solid tumor cancers for which we are developing therapeutic product candidates and companion diagnostics. The U.S. estimated annual incidence is based on information from the American Cancer Society, Cancer Fact & Figures 2015.

Tumor Type	U.S. Annual Incidence	Selected Marketed Therapies
Breast	234,190	trastuzumab (Herceptin®); docetaxel (Taxotere®); paclitaxel (Taxol®, Abraxane®); capecitabine (Xeloda®); tamoxifen (Nolvadex®, Soltamox®); anastrazole (Arimidex®); letrozole (Femara®); exemestane (Aromasin®); ado-trastuzumab emtansine (Kadcyla®); pertuzumab (Perjeta®); everolimus (Afinitor®); palbociclib (Ibrance®)

Lung and bronchus	221,200	ceritinib (Zykadia™); docetaxel (Taxotere); gemcitabine (Gemzar®); pemetrexed (Alimta®); gefitinib (Iressa®); erlotinib (Tarceva®); bevacizumab (Avastin®); paclitaxel (Taxol, Abraxane)

Colorectal	132,700	oxaliplatin (Eloxatin®); irinotecan (Camptosar®); bevacizumab (Avastin); cetuximab (Erbitux®); panitumumab (Vectibix®); ziv-aflibercept (Zaltrap®)

Pancreatic	48,960	nab-paclitaxel (Abraxane); gemcitabine (Gemzar); erlotinib (Tarceva)

Liver	35,660	sorafenib (Nexavar®)

Brain and other nervous system cancers	22,850	temozolomide (Temodar®); carmustine (BiCNU®); polifeprosan 20 with carmustine implant (Gliadel®); bevacizumab (Avastin)

Gastric	24,590	ramucirumab (Cyramza®); capecitabine (Xeloda); trastuzumab (Herceptin); docetaxel (Taxotere); oxaliplatin (Eloxatin); epirubicin (Ellence®)

Ovarian	21,290	olaparib (Lynparza); liposomal doxorubicin (Doxil); bevacizumab (Avastin); paclitaxel (Taxol, Abraxane); gemcitabine (Gemzar)

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

Baxter

In September 2014, we entered into a license and collaboration agreement with Baxter, or the Baxter agreement, for the development and commercialization of MM-398 outside of the United States and Taiwan, or the licensed territory. As part of the Baxter agreement, we granted Baxter an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize MM-398 in the licensed territory. Baxter is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercializing MM-398 in the licensed territory. A joint steering committee comprised of an equal number of representatives from each of Baxter and us is responsible for approving changes to the global development plan for MM-398, including all budgets, and overseeing the parties’ development and commercialization activities with respect to MM-398. Unless otherwise agreed, we will be responsible for conducting all clinical trials contemplated by the global development plan for MM-398 and manufacturing all clinical material needed for such trials.

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

We expect to enter into a commercial supply agreement with Baxter pursuant to which we will supply MM-398 bulk drug substance to Baxter and, at Baxter’s option, may manage fill and finish activities to be conducted by a third party contract manufacturer for Baxter. Baxter also has the option to manufacture MM-398 itself, in which case we will perform a technology transfer of its manufacturing process to Baxter.

Under the Baxter agreement, we granted Baxter a right of first negotiation to obtain a license to develop and commercialize MM-111, MM-141 and MM-302 outside of the United States.

If not terminated earlier by either party, the Baxter agreement will expire upon expiration of all of Baxter’s royalty and other payment obligations. Either party may terminate the agreement in the event of an uncured material breach by the other party. Baxter may also terminate the agreement on a product-by-product, country-by-country or sub-territory-by-sub-territory basis or in its entirety, for its convenience, upon 180 days’ prior written notice. In addition, we have the right to terminate the Baxter agreement if Baxter challenges or supports any challenge of the licensed patent rights.

PharmaEngine

In May 2011, we entered into an assignment, sublicense and collaboration agreement with PharmaEngine, or the PharmaEngine agreement. Under the agreement, PharmaEngine assigned to us its rights and obligations under a 2005 agreement with Hermes BioSciences, Inc., or Hermes, to develop and commercialize MM-398 in Europe and certain countries in Asia. Through our acquisition of Hermes in 2009, we held the rights to MM-398 in North America and the rest of the world. PharmaEngine also granted to us an exclusive right and license, with the right to sublicense, under PharmaEngine technology and rights to develop and commercialize MM-398 worldwide outside of Taiwan. We granted to PharmaEngine a paid-up, royalty free, exclusive right and license under our technology and rights to develop and commercialize MM-398 in Taiwan. Upon entering into the PharmaEngine agreement, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of MM-398, which occurred and was paid in the first quarter of 2012.

In September 2014, we amended the PharmaEngine agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that we are required to pay to PharmaEngine. As a result of this amendment, we made a $7.0 million milestone payment to PharmaEngine. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment is now payable to PharmaEngine upon the earlier of either the FDA’s acceptance of an NDA for MM-398 or April 30, 2015. Prior to the amendment of the PharmaEngine agreement, this milestone payment was contingent upon the award of certain specified regulatory designations.

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $22.0 million in upfront license fees and milestone payments, with an additional $5.0 million contractually obligated in 2015. In addition to these amounts, we will also be required to pay PharmaEngine up to an additional $70.0 million in aggregate regulatory milestones, including $11.0 million of expected milestones to be paid in 2015, and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. Under the agreement, PharmaEngine is entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Our obligation to pay royalties to PharmaEngine continues on a country-by-country basis until ten years after the first commercial sale of MM-398 in such country. We are responsible for the development and commercialization, and all related costs and expenses, of MM-398 in all countries except Taiwan, where PharmaEngine retains the right to develop and commercialize MM-398 at its expense. Each party has agreed to use commercially reasonable efforts to develop, in accordance with a development plan, and commercialize MM-398 in its respective territory. We also have a diligence obligation to initiate a second Phase 3 clinical trial of MM-398 in a different solid tumor indication within a timeframe specified in the agreement.

Multiple executive committees were formed under the PharmaEngine agreement, each comprised of an equal number of representatives from each party. The steering committee is responsible for reviewing and approving changes to the development plan, providing overall strategic direction with respect to development of MM-398 under the development plan and overseeing other committees. The steering committee is also responsible for resolving any disputes arising under the agreement at the steering committee or that are referred to it by any of the other committees. If a matter is unresolved by the steering committee, it may be referred for resolution to executive officers from both companies. We have final decision making authority on any such matter not resolved by the executive officers that relates to the worldwide development of MM-398 or commercialization of MM-398 outside of Taiwan. The development committee is responsible for recommending to the steering committee changes to the development plan and overseeing the progress of the development program and monitoring the parties’ compliance with their respective obligations under the development plan.

Upon expiration of all royalty and other payment obligations due to PharmaEngine under this agreement on a country-by-country basis, the licenses granted under the agreement will be deemed to be perpetual, fully paid-up and irrevocable with respect to the licensed product in such country. Either party may terminate the agreement in the event of an uncured material breach by the other party. In addition, we may terminate the agreement for convenience upon 90 days’ prior written notice. If PharmaEngine terminates this agreement in its entirety or with respect to Europe or the Asian territories because of our material breach, or if we terminate the agreement for convenience with respect to Europe or the Asian territories, then we are required to grant PharmaEngine a license under our technology and rights with respect to MM-398 in Europe or the Asian territories, as applicable, and PharmaEngine is required to pay us single-digit royalties for net sales of MM-398 in such territories.

Actavis

In November 2013, we entered into a development, license and supply agreement with Actavis, or the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or initial product, to Actavis, which Actavis will process into finished product and commercialize globally. We also agreed to develop additional products for Actavis, the identities of which will be mutually agreed upon in the future. We are eligible to receive up to $15.5 million under the Actavis agreement, including $2.0 million upfront and the remainder in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price. In January 2015, we amended the Actavis agreement to transfer certain responsibilities from us to Actavis in exchange for reducing the aggregate milestone payments that we are eligible to receive by $0.4 million.

The Actavis agreement will expire with respect to each product ten years after Actavis’ first sale of such product, unless terminated earlier, and will automatically renew for additional two year periods thereafter unless either party provides notice of non-renewal. Either party may terminate the Actavis agreement in the event of an uncured material breach or bankruptcy filing by the other party. Actavis may also terminate the agreement for convenience in specified circumstances upon 90 days’ prior written notice.

Dyax

In January 2007, we entered into an amended and restated collaboration agreement with Dyax Corp., or Dyax, which superseded a prior collaboration agreement with Dyax that we entered into in December 2005. Under this collaboration agreement, Dyax uses its proprietary phage display technology to identify antibodies that bind to targets of interest to us as therapeutics or diagnostics. Further, Dyax has granted to us a worldwide, non-exclusive, royalty free right to use and make any and all of the antibodies identified by Dyax for certain research purposes. In order to clinically develop or commercialize any such antibody, however, we must obtain an additional product license from Dyax on a target-by-target basis. We have the option to obtain one or more product licenses on terms set forth in the collaboration agreement, subject to limitations on the availability of each such product license under an agreement between Dyax and Cambridge Antibody Technologies, which has merged with MedImmune, LLC and is now owned by AstraZeneca PLC.

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

We are required to pay to the Regents an annual license maintenance fee of between $20,000 and $30,000 until the first commercial sale of a licensed product and are responsible for all development costs. In addition, we are required to pay to the Regents up to an aggregate of $725,000 per therapeutic product, other than the second therapeutic product, for which we are responsible for up to an aggregate of $906,250, based on the achievement of specified development and regulatory milestones. The Regents are also entitled to royalties in the low single digits based on net sales of products covered by the licensed technology. A minimum annual royalty is due to the Regents commencing in 2015. The minimum annual royalty increases from $100,000 in the first year it is payable to $500,000 in the fifth year and thereafter for the life of the patents. If we sublicense the rights granted to us under the licensed technology to a third party, then we are also obligated to pay to the Regents a portion of the sublicensing income related to the licensed technology.

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

As of January 31, 2015, we owned 19 issued U.S. patents, one allowed U.S. patent application, five issued European patents and 51 issued patents and seven allowed patent applications in other jurisdictions, as well as 38 pending U.S. provisional and non-provisional patent applications and 240 pending foreign patent applications in Europe and other jurisdictions. As of January 31, 2015, we also co-owned one U.S. pending patent application and one issued and 31 pending foreign patent applications with Sanofi, as well as one issued U.S. patent, one pending U.S. non-provisional and seven foreign patent applications with Silver Creek. As of January 31, 2015, we had licenses to 38 U.S. patents and two pending U.S. patent applications, as well as numerous foreign counterparts to many of these patents and patent applications. Of these licensed patents and patent applications, we license the majority on an exclusive basis, with the rest licensed non-exclusively to us. The exclusive licenses are, in some cases, limited to certain technical fields, for example for medical and diagnostic purposes.

The patent portfolios for our six most advanced product candidates as of January 31, 2015 are summarized below.

MM-398

Our MM-398 patent portfolio is wholly owned by us and includes five issued U.S. patents covering the composition of and methods of making and using MM-398, all of which expire or, if issued, will expire in 2025, except for two U.S. patents that expire in 2028. Fifteen related international patent applications have issued or been allowed, and 11 are pending in Europe and a number of other countries. These international patents and patent applications, if issued, will expire in 2025. Our MM-398 portfolio further includes one pending PCT dosage and administration patent application that is eligible for worldwide filings that, if issued, will expire in 2033, and one pending U.S. provisional application that will be used to establish a non-provisional application that, if issued, will expire in 2035.

MM-302

Our MM-302 patent portfolio includes one wholly owned pending U.S. non-provisional application and nine foreign dosage and administration patent applications that, if issued, will expire in 2031; one pending diagnostic application that is pending in the United States, Europe and five other countries that, if issued, will expire in 2033; three PCT applications (two combination therapy and one diagnostic) that remain eligible for worldwide filings that, if issued, will expire in 2033 or 2034; and one U.S. provisional combination therapy application that may be used to establish non-provisional applications that, if issued, will expire in 2034. This portfolio also includes the following exclusively licensed issued U.S. patents:

•	two composition of matter patents that expire in 2019; and

•	one method of use patent and one allowed method of use patent application that expire in 2019.

In addition, this portfolio includes the following exclusively licensed European patents:

•	a composition of matter patent that expires in 2019; and

•	a composition of matter and method patent that expires in 2019.

Our licensed MM-302 patent portfolio further includes several foreign composition of matter patents and patent applications that expire or, if issued, will expire between 2015 and 2017.

All of the licensed patents and patent applications related to MM-302 are licensed from the Regents.

MM-121

Our MM-121 patent portfolio is wholly owned by us, with the exception of:

•	one method of use application that has been filed in the United States and 26 foreign jurisdictions worldwide, which is co-owned with Sanofi and, if issued, will expire in 2032; and

•	one family of U.S. patents broadly covering anti-ErbB3 antibodies, the last of which will expire in 2016, that are licensed non-exclusively from the U.S. Public Health Service, a division of the U.S. Department of Health and Human Services.

Our wholly owned MM-121 portfolio includes two U.S. composition of matter patents, one allowed and 13 issued foreign patents, and one allowed and one other pending U.S. patent application. In foreign jurisdictions, one related patent is issued in Europe and 12 other jurisdictions, and one application is issued in three foreign jurisdictions and pending in Europe and 14 other jurisdictions; these expire or, if issued, will expire in 2028.

Pending method of use and diagnostic patents in this portfolio also include:

•	one PCT application that is eligible for worldwide filings that, if issued, will expire in 2034;

•	one U.S. and 17 foreign patent applications that, if issued, will expire in 2032;

•	one issued U.S. patent, one pending U.S. patent application, two issued and two allowed foreign patents, and 15 foreign patent applications that, if issued, will expire in 2031; and

•	two issued U.S. patents and one pending U.S. patent application, related issued foreign patents in Europe and seven other jurisdictions, and related pending foreign applications in eight other jurisdictions that, if issued, will expire in 2029.

MM-111

Our MM-111 patent portfolio includes two wholly owned, issued U.S. patents and seven pending U.S. patent applications covering the composition of, and method of use and diagnostics for, MM-111 that, if issued, will expire between 2029 and 2035. This portfolio also includes one PCT application that remains eligible for worldwide filings that, if issued, will expire in 2033. This portfolio also includes six issued related patents and 58 patent applications pending in Europe and a number of other jurisdictions that, if issued, will expire between 2028 and 2033. This portfolio also includes a pending provisional patent application that will be used as the basis of a PCT application that will be eligible for worldwide filings that, if issued, will expire in 2035.

In addition, this portfolio includes the following patents licensed from the Regents:

•	an exclusively licensed family of patents and patent applications that expire or, if issued, will expire in 2023, including three issued and one allowed U.S. composition of matter patents, a pending European divisional application, an issued European composition of matter patent that has been validated in 11 European Patent Organization countries, one allowed and three issued foreign patents and related applications pending in a number of other countries; and

•	a non-exclusively licensed family of patents that expire in 2016, including granted U.S. and European composition of matter patents.

MM-151

Our MM-151 patent portfolio is wholly owned and includes one U.S. and 12 foreign patent applications (one allowed) covering compositions, methods of use and diagnostics that is eligible for worldwide filings that, if issued, will expire in 2032. This portfolio also consists of two pending U.S. composition of matter and method of use patent applications and 13 related pending foreign applications that, if issued, will expire in 2031, and one issued and one pending U.S. and a related pending European diagnostic patent application that, if issued, will expire in 2032. This portfolio also includes two pending dosage and administration provisional applications that will be used as the basis of a single PCT application that will be eligible for worldwide filings that, if issued, will expire in 2035.

MM-141

Our MM-141 patent portfolio is wholly owned and consists of four pending patent applications. One of these pending patent applications covers the principle and methods of co-targeting IGF-1R and ErbB3 in human disease and is pending in the US, Europe, Canada, Australia and Japan, and if issued will expire no sooner than 2030. A second patent family covering compositions, methods of use, and disease indications has an issued U.S. patent, a pending U.S. patent application, an issued Japanese patent, and is pending in Europe and 12 other foreign jurisdictions. These patents and patent applications expire, or will expire, no sooner than 2032. A third application is pending in the United States, Europe, and nine other jurisdictions and covers compositions, methods of use, disease indications and drug combination regimens related to MM-141, and if issued will expire no sooner than 2033. A fourth pending application is in the form of five U.S. provisional patent applications that will be used as the basis of a single international application that will be eligible for worldwide filings that, if issued, will expire in 2035.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors, including those involved in the filing of an NDA or a biologics license application, or BLA.

We are currently engaged in a single material ongoing opposition proceeding to a European patent in the European Patent Office to narrow or invalidate the claims of a patent owned by a third party. For more information, see Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K. We have obtained a favorable interim decision in this opposition, which is now under appeal. The ultimate outcome of this opposition remains uncertain.

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

In August and December 2010, Silver Creek issued and sold an aggregate of 4,189,904 additional shares of its Series A preferred stock at a price per share of $1.00 to other investors for an aggregate purchase price of $4,189,904. In addition, on December 21, 2012, Silver Creek entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders, which did not include us, in aggregate principal amounts of $1.6 million in December 2012, $0.3 million in February 2013 and $0.6 million in December 2013. The convertible notes bore interest at 6%. The notes matured and converted, along with an immaterial amount of accrued interest, into 2,603,281 shares of Silver Creek Series A preferred stock on December 31, 2013. During the year ended December 31, 2014, Silver Creek issued convertible notes to various lenders, which did not include us, in aggregate principal amounts of an additional $1.0 million. The convertible notes bore interest at 6% and matured and converted, along with an immaterial amount of accrued interest, into approximately 1.0 million shares of Silver Creek Series A preferred stock on December 31, 2014. As of January 31, 2015 and 2014, we owned approximately 60% and 64%, respectively, of the outstanding capital stock of Silver Creek, making Silver Creek a majority owned subsidiary.

Silver Creek is applying our Network Biology approach to the research and development of regenerative medicines to repair the heart. In the future, we may consider forming additional businesses or business units to apply our Network Biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases, as with Silver Creek, through the establishment of separately funded companies.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s pharmacology chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2,335,200, and the sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, currently exceeding $110,370 per product and $569,200 per establishment. These fees are typically increased annually.

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

Pediatric information

Under the Pediatric Research Equity Act of 2003, an NDA, BLA or supplement to an NDA or BLA must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Under the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA has additional authority to take action against manufacturers not adhering to pediatric study requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

The Hatch-Waxman Act

Abbreviated new drug applications

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

The ANDA also will not be approved until any applicable non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients during which ANDAs for generic versions of those drugs cannot be received by the FDA unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and thus, no ANDA may be filed before the expiration of the exclusivity period. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which the FDA cannot grant effective approval of an ANDA based on that listed drug. Under the Best Pharmaceuticals for Children Act, or BPCA, federal law also provides that periods of patent and non-patent marketing exclusivity listed in the Orange Book for a drug may be extended by six months if the NDA sponsor agrees to conduct and report on pediatric studies identified by the FDA in a written request within the statutory timeframes. Applications under the BPCA are treated as priority applications, with all the benefits that designation confers.

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

Section 505(b)(2) new drug applications

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application. We expect that the NDA for MM-398 will be submitted and reviewed under Section 505(b)(2).

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

Biosimilars law

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to create a new licensure framework for biosimilar products, which could ultimately subject our biological products to competition. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a referenced, branded biologic product. Previously, there had been no licensure pathway for such biosimilar or interchangeable products. For purposes of the BPCIA, a reference product is defined as the single biological product licensed under a full BLA against which a biological product is evaluated in an application submitted under a follow-on BLA. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the Secretary of the U.S. Department of Health & Human Services. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

The FDA has not yet issued proposed regulations setting forth its interpretation of the BPCIA’s provisions but has issued guidance documents related to BPCIA implementation.

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

The FDA published final guidance in July 2014 that addresses issues critical to developing in vitro companion diagnostics. The guidance provides that in vitro companion diagnostics that are essential for the safe and effective use of a corresponding therapeutic product must be approved contemporaneously with that therapeutic in most circumstances. Based on the guidance and the FDA’s past treatment of companion diagnostics, we believe that the FDA will likely require one or more of our in vitro companion diagnostics to obtain PMA in conjunction with approval of the associated therapeutic, which will involve coordination of review by CDER and by the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

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

In addition, drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs and biological products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. The FDA was also granted new inspection authorities under FDASIA. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

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

Government price reporting

We will be required to report certain price data and pay certain rebates to the U.S. government as a condition of participation in federal healthcare programs. Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we will be required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. For most brand name drugs, the amount of the basic rebate for each product is set by law as the greater of 23.1% (17.1% for clotting factors and certain other products) of the average manufacturer price, or AMP, or the difference between AMP and the best price available from us to any customer (with limited exceptions). The rebate amount must be adjusted upward if AMP increases more than inflation (measured by the Consumer Price Index—Urban). This adjustment can cause the total rebate amount to exceed the minimum 23.1% (or 17.1%) basic rebate amount. The rebate amount is calculated each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services, or CMS. The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the statute governing the Medicaid Drug Rebate Program provides for civil monetary penalties.

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B generally covers drugs that must be administered by physicians or other healthcare practitioners, are provided in connection with certain durable medical equipment, or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price, or ASP, of the drugs. Manufacturers, including us, are required to provide ASP information to CMS on a quarterly basis. The manufacturer-submitted information is used to calculate Medicare payment rates. The payment rates for drugs in the hospital outpatient setting are subject to periodic adjustment. CMS also has the statutory authority to adjust payment rates for specific drugs outside the hospital outpatient setting based on a comparison of ASP payment rates to widely available market prices or to AMP, which could decrease Medicare payment rates, but the authority has not yet been implemented. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the governing statute provides for civil monetary penalties.

Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Manufacturers, including us, are required to provide a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

Our products will be subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule, or FSS. FSS participation is required for our products to be covered and reimbursed by the Veterans Administration, Department of Defense, Coast Guard and Public Health Service, or PHS. Coverage under Medicaid, the Medicare Part B program and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard and PHS are subject to a cap on pricing equal to 76% of the non-federal average manufacturer price, or non-FAMP. An additional discount applies if non-FAMP increases more than inflation (measured by the Consumer Price Index—Urban). In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the governing statute provides for civil monetary penalties in addition to other penalties available to the government.

To maintain coverage of our products under the Medicaid Drug Rebate Program and Medicare Part B, we are required to extend discounts to certain covered entities that purchase products under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics, hemophilia treatment centers and other entities that receive health services grants from the PHS.

Foreign regulation

In order to market any therapeutic or diagnostic product outside of the United States, we need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

Foreign Corrupt Practices Act

Various federal and foreign laws govern our international business practices with respect to payments to government officials. Those laws include the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies and their representatives from paying, offering to pay, promising or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the healthcare professionals we may interact with may meet the FCPA’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

We are subject also to the U.K. Bribery Act 2010, or Bribery Act, which proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. U.S. companies that conduct business in the United Kingdom generally will be subject to the Bribery Act. Penalties under the Bribery Act include potentially unlimited fines for companies and criminal sanctions for corporate officers under certain circumstances. Other countries have enacted similar anti-corruption laws and/or regulations.

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

For example, the BPCIA and the FDASIA were enacted in 2010 and 2012, respectively. The FDASIA is a broad, sweeping law that establishes new user fee programs and provides the FDA with new authority in the areas of drugs, biologics and medical devices. In particular, the FDASIA provides the FDA with new inspection authorities. A drug or biologic will be considered adulterated, with possible resulting civil and criminal penalties, if the owner or operator of the establishment where it is made, processed, packed or held delays, denies, limits or refuses inspection. The FDASIA also replaces the biennial inspection schedule for drugs and biologics with a risk-based inspection schedule. The law grants the FDA authority to require a drug or biologics manufacturer to provide, in advance or instead of an inspection, and at the manufacturer’s expense, any records or other information that the agency may otherwise inspect at the facility. The FDASIA also permits the FDA to share inspection information with foreign governments under certain circumstances. The FDASIA also provides the FDA with additional authority to exercise against manufacturers of drugs or biologics that are not adhering to pediatric study requirements, which apply even if the manufacturer is not seeking to market the drug or biologic to pediatric patients.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the PPACA was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees

As of January 31, 2015, we had 306 full-time employees, including a total of 85 employees with M.D. or Ph.D. degrees. Of these full-time employees, 240 employees are engaged in research, development and manufacturing. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net loss was $83.6 million for the year ended December 31, 2014, $130.7 million for the year ended December 31, 2013 and $91.8 million for the year ended December 31, 2012. As of December 31, 2014, we had an accumulated deficit of $655.2 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

To become and remain profitable, we must succeed in developing and eventually commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may seek regulatory approval. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We currently have, and will continue to have, a significant amount of indebtedness. As of December 31, 2014, we had outstanding borrowings in an aggregate principal amount of $40.0 million under a Loan and Security Agreement, or Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. In addition, on July 17, 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. We could in the future incur additional indebtedness beyond such amounts.

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

We expect to be able to fund operations into 2016 through our unrestricted cash and cash equivalents and available-for-sale securities of $124.0 million as of December 31, 2014, $66.5 million of net milestones related to

MM-398 that we anticipate receiving from Baxter in 2015, after offsetting payments to PharmaEngine, and anticipated cost sharing reimbursements from Baxter. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our six most advanced product candidates;

•	the success of our collaborations with Baxter and PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the timing and amount of anticipated milestone payments and cost sharing reimbursements related to MM-398 that we may receive from Baxter;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates, including our NDA for MM-398;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available until late 2015 at the earliest, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than under our collaboration with Baxter for the development and commercialization of MM-398, which is terminable by Baxter for convenience upon 180 days’ prior written notice, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. Other sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our most advanced product candidates. All of our product candidates are still in preclinical and clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the acquisition of rights to MM-398 and the development of our other most advanced product candidates for the treatment of various types of cancer. All of our therapeutic product candidates are still in preclinical and clinical development. Our ability to generate product revenues, which we do not expect will occur until late 2015 at the earliest, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of our product candidates, which include both our therapeutic product candidates and companion diagnostic candidates, will depend on several factors, including the following:

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

For example, in February 2015, we stopped enrolling patients in our Phase 2 clinical trial of MM-111 for the treatment of advanced gastric, esophageal and gastroesophageal junction cancers prior to full enrollment based on a recommendation from the DSMB for the clinical trial, which cited shorter PFS on the treatment arm relative to the control arm in the overall patient population. We do not expect to enroll any new patients in this clinical trial and do not plan to invest in additional development of MM-111 at this time. In our Phase 2 clinical trial of MM-121 in patients with non-small cell lung cancer, two of the three cohorts (Groups A and C) failed to meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and ceased enrolling patients. Additionally, we did not meet the primary endpoints in our Phase 2 clinical trials of MM-121 in patients with ovarian cancer or in patients with breast cancer, although our ongoing biomarker analysis in each trial identified a potential subpopulation of patients benefiting from MM-121 in combination with either paclitaxel or exemestane, respectively.

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

In particular, it is possible that the FDA and other regulatory agencies may not consider the results of our Phase 3 clinical trial of MM-398 for the treatment of patients with metastatic pancreatic cancer to be sufficient for approval of MM-398 for this indication. In general, the FDA suggests two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive studies will be more secure. Although the FDA informed us that the original design of our Phase 3 clinical trial of MM-398, plus supportive Phase 2 clinical trial data obtained to date, could potentially provide sufficient safety and effectiveness data for the treatment of patients with metastatic pancreatic cancer, the FDA has further advised us that whether one or two adequate and well controlled clinical trials will be required will be a review issue in connection with our NDA submission. Even with favorable results in our Phase 3 clinical trial, the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different design.

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

We have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either build a sales and marketing organization or outsource these functions to third parties. Subject to approval by the applicable regulatory authorities, we intend to market and sell MM-398 in the United States, while we expect that Baxter and PharmaEngine will market and sell MM-398 in the rest of the world. Our commercialization plans for our other therapeutic candidates will depend in part on any future collaborations into which we may enter.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, we plan to commercialize MM-398 with a small field force of clinically trained healthcare professionals who will serve as a single point of contact for physicians and other supporting health care professionals involved in the care of patients. This differs from the traditional field model in that it combines the roles of field sales and medical professionals that are sometimes separate roles. While we believe that our field strategy will better meet the needs of our customers, this strategy may not be effective. Additionally, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a field force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our field and marketing personnel.

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

We plan to apply our Network Biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases through the establishment of separately funded companies. For example, we established Silver Creek to research and develop regenerative medicines to repair the heart using Network Biology. Silver Creek has received separate funding from investors other than us. Although Silver Creek is currently majority owned by us, in the future we may not be the majority owner of or control Silver Creek or other companies that we establish. If in the future we do not control Silver Creek or any future similar company that we establish, Silver Creek or such other companies could take actions that we do not endorse or with which we disagree, such as using Network Biology in a way that reflects adversely on us. In addition, these companies may have difficulty raising additional funds and could encounter any of the risks in developing and commercializing product candidates to which we are subject.

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

Collaborations involving our product candidates, including our collaboration with Baxter, pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between us and the collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated, such as the termination of our license and collaboration agreement with Sanofi effective December 17, 2014, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

Third-party manufacturers may not be able to comply with cGMP, QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We likely will rely upon third-party manufacturers to provide us with necessary reagents and instruments to develop, test and manufacture our in vitro companion diagnostics. Currently, many reagents are marketed as Research Use Only products under FDA regulations.

Our potential future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

We rely on third parties to perform various tasks related to the manufacturing of our product candidates. Compliance by such third parties with regulations of the FDA or other regulatory bodies cannot be assured, which could adversely impact our ability to supply our product candidates.

Although we perform much of the bulk manufacturing for our product candidates, we rely on third parties to perform the fill-finish and packaging steps. If any of those third parties were to fail to be in compliance with regulations of the FDA or other regulatory bodies, our ability to supply our product candidates could be adversely impacted.

For instance, a former fill-finish third-party contractor that we used to fill and package both MM-121 and MM-111 experienced FDA inspection issues with its quality control processes that resulted in a formal warning letter from the FDA. As a result, we pulled some MM-121 from clinical trial sites and replaced it with MM-121 that was filled by a different contractor. This restocking resulted in a few patients missing one or two doses of MM-121. In addition, the FDA placed a partial clinical hold on our clinical trials of MM-111 until MM-111 filled and packaged by a new third-party contractor that we engaged was available. This restocking resulted in a short delay in the dosing of a few patients without any patients missing a dose. It is possible that we could experience similar issues with other contractors.

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

We are currently engaged in an opposition proceeding in the European Patent Office to narrow or invalidate the claims of a European patent owned by a third party. For more information, see Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K. We have obtained a favorable interim decision in this opposition, although that decision is now under appeal. The ultimate outcome of this opposition remains uncertain. If we are not ultimately successful in this proceeding and the issued claims of the patent we are opposing are determined to be valid and construed to cover MM-111, we may not be able to commercialize MM-111 in some or all European countries without infringing such patents. If we infringe a valid claim of this patent, we would need to obtain a license to the patented technology, which may cause us to incur licensing-related costs. However, a license to the patent that is the subject of the opposition proceeding may not be available on commercially reasonable terms or at all. As a result, we could be liable for monetary damages or we may be forced to delay, suspend, forego or cease commercializing MM-111 in some or all countries in Europe if we were found to infringe a valid claim of the patent. In addition, even if we are ultimately successful in this opposition proceeding, such result would be limited to our activities in Europe.

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

We are attempting to develop companion diagnostics to identify patients who are likely to benefit from our therapeutic product candidates. We currently rely on and expect to continue to rely on third parties for much of the development, testing and manufacturing of our companion diagnostics. We will likely rely on such third parties to also obtain any required regulatory approval for and then commercially supply such companion diagnostics. All of our companion diagnostic candidates are in preclinical development or clinical feasibility testing. We have very limited experience in the development of diagnostics and, even with the help of third parties with greater experience, may fail to obtain the required diagnostic product marketing approval, which could prevent or delay approval of the therapeutic product.

In July 2014, the FDA issued final guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the in vitro diagnostic most likely will occur through the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health. Even with the issuance of the final guidance, the FDA’s expectations for in vitro companion diagnostics remain unclear in some respects. The FDA’s developing expectations will affect our in vitro companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity and clinical utility, or make us repeat aspects of the trial or initiate new trials.

Because our companion diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For four of our six most advanced product candidates, MM-121, MM-111, MM-151 and MM-141, we are attempting to develop an in vitro companion diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider these in vitro diagnostics to be “in vitro companion diagnostic devices” that require simultaneous approval or clearance with the therapeutics will depend on whether the FDA views the diagnostics to be essential to the safety and efficacy of these therapeutics.

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

We have obtained orphan drug designation in the United States and orphan medicinal product designation in the European Union for MM-398 for the treatment of pancreatic cancer. In addition, we have obtained orphan drug designation in the United States for MM-111 for the treatment of esophageal, gastric and gastroesophageal junction cancers and for MM-141 for the treatment of pancreatic cancer. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

A fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process.

In the United States, our lead product candidate, MM-398, received fast track designation and may be eligible for priority review status. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. If a drug offers major advances in treatment, the drug sponsor may apply for FDA priority review status. The FDA has broad discretion whether or not to grant fast track designation or priority review status, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Even though MM-398 has received fast track designation for the treatment of patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine and may be eligible for priority review status, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

For example, in the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

Moreover, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until all applicable federal and state agencies have issued regulations or guidance under the law. Although it is too early to determine the effect of the Health Care Reform Law, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing programs, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines which could have a material adverse effect on our business, financial condition and results of operations.

As a condition of reimbursement by various U.S. federal and state healthcare programs, if any of our product candidates are approved by the FDA, we will be required to calculate and report certain pricing information to U.S. federal and state healthcare agencies. For example, we would be required to provide average selling price information to CMS on a quarterly basis in order to compute Medicare Part B payment rates. Price reporting and payment obligations are highly complex and vary among products and programs. The calculation of average selling price includes a number of inputs from contracts with wholesalers, specialty distributors, group purchasing organizations and other customers. It would also require us to make an assessment of whether these agreements are deemed to be for bona fide services and that the services are deemed to be at fair market value in our industry and for our products. Our processes for estimating amounts due under these governmental pricing programs will almost certainly involve subjective decisions. As a result, our price reporting calculations would be subject to the risk of errors and our methodologies for calculating these prices could be challenged under the federal False Claims Act or other laws. In addition, the Health Care Reform Law modified the rules related to certain price reports and expanded the scope of pharmaceutical product sales to which Medicaid rebates apply, among other things. Uncertainty exists currently, as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. This uncertainty in the interpretation of the legislation increases the chances of an error in price reporting, which could in turn lead to a legal challenge, restatement or investigation. If we become subject to investigations, restatements or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Commercialization of Our Product Candidates

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we are found to have improperly promoted off-label uses, we may become subject to significant fines and other liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant government fines and other related liability. For example, the U.S. government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that can impose significant restrictions and other burdens on the affected companies.

In addition, incentives under applicable U.S. laws encourage employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives could lead to so called whistleblower lawsuits as part of which such persons seek to collect a portion of moneys allegedly overbilled to government agencies due to, for example, promotion of pharmaceutical products beyond labeled claims. Such lawsuits, whether with or without merit, are typically time consuming and costly to defend. Such suits may also result in related stockholder lawsuits, which are also costly to defend.

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

•	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

•	the FCPA prohibits U.S. companies and their representatives from paying, offering to pay, promising or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity, and encompasses many healthcare professionals in many countries under the definition of a foreign government official;

•	the Bribery Act, which applies to U.S. companies such as ourselves that conduct business in the United Kingdom, proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official and failing to have adequate procedures to prevent employees and other agents from giving bribes; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

Our corporate compliance efforts cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, coverage and reimbursement of our products, together with our general operations, are or will be, if we receive marketing approval for any of our product candidates, subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we are implementing a corporate compliance program based on what we believe are the current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, disqualification or debarment from participation in federally-funded healthcare programs or other sanctions or litigation, any of which events may have a significant adverse impact on our business.

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

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws, but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants, and we may issue shares of our common stock upon conversion of outstanding convertible notes. The exercise of these options and warrants or the issuance of shares of our common stock upon conversion of the notes and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal facilities consist of approximately 153,000 square feet of research, manufacturing and office space located at One Kendall Square in Cambridge, Massachusetts, including 31,620 square feet of research, manufacturing and office space pursuant to the amendment to our lease agreement that we entered into on February 23, 2015. For more information on this amendment, see Part II, Item 9B. Other Information—Amendment to Facility Lease of this Annual Report on Form 10-K. The lease on all this space expires in June 2019. We retain an option to renew the lease on all of our current space for an additional period of either one or five years. In addition, on February 24, 2015, we exercised our right of first offer under the lease with respect to approximately 14,160 additional square feet in our Cambridge, Massachusetts facility. We expect to occupy this additional space in 2015 after negotiating and entering into an amendment to the lease for this additional space. We expect that the lease for this additional space will expire co-terminous with the existing lease in June 2019.

The facilities of our Silver Creek subsidiary consist of approximately 1,878 square feet of research and office space located in San Francisco, California. The lease on this space is month-to-month.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the NASDAQ Global Market under the symbol “MACK”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Market for each quarter in the years ended December 31, 2013 and 2014.

	High	Low
Year ended December 31, 2013
First quarter	$6.69	$5.90
Second Quarter	$6.76	$4.06
Third Quarter	$7.09	$3.26
Fourth Quarter	$5.41	$2.05

Year ended December 31, 2014
First Quarter	$6.46	$4.51
Second Quarter	$8.25	$4.13
Third Quarter	$8.99	$5.53
Fourth Quarter	$11.47	$7.36

Holders

As of January 31, 2015, there were approximately 182 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from March 29, 2012 (the first date that shares of our common stock were publicly traded) through December 31, 2014. The comparison assumes $100 was invested after the market closed on March 29, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON CUMULATIVE TOTAL RETURN

Among the NASDAQ Composite Index, the NASDAQ Biotechnology Index and Merrimack Pharmaceuticals, Inc.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statements of comprehensive loss data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of comprehensive loss data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years ended December 31,
(in thousands, except per share amounts)	2014 (1)	2013 (1)	2012 (1)	2011 (1)	2010 (1)
Consolidated statements of comprehensive loss data
Collaboration revenues	$102,756	$47,786	$48,921	$34,215	$20,305
Operating expenses:
Research and development	138,495	147,139	125,858	100,630	58,278
General and administrative	30,517	21,187	15,805	14,454	11,381
Contingent consideration	—	—	—	—	(178)

Total operating expenses	169,012	168,326	141,663	115,084	69,481

Loss from operations	(66,256)	(120,540)	(92,742)	(80,869)	(49,176)
Other income and expenses:
Interest income	114	166	184	56	74
Interest expense (2)	(18,230)	(10,938)	(553)	(13)	(3,726)
Other, net	813	627	1,357	1,150	2,669

Net loss before income taxes	(83,559)	(130,685)	(91,754)	(79,676)	(50,159)
Benefit from income taxes	—	—	—	—	—

Net loss	(83,559)	(130,685)	(91,754)	(79,676)	(50,159)
Less net income (loss) attributable to non-controlling interest	(268)	240	(477)	(453)	(55)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	(83,291)	(130,925)	(91,277)	(79,223)	(50,104)

Net loss per share available to common stockholders—basic and diluted (3)	($0.80)	$(1.32)	$(1.28)	$(7.67)	$(5.57)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted (4)	104,410	98,919	72,831	11,343	10,994

(1)	In August 2010, and thereafter, we acquired a controlling interest in and consolidated Silver Creek.
(2)	In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 in an underwritten public offering. In November and December 2012, we borrowed an aggregate principal amount of $40.0 million under our Loan Agreement with Hercules. In October 2010, we reissued Series F convertible preferred stock, or Series F preferred stock, and recorded Series F preferred stock proceeds received in advance of the reissuance as a short-term liability and recognized noncash imputed interest expense for financial statement purposes for the years ended December 31, 2010. Upon completion of the reissuance of Series F preferred stock in October 2010, the Series F preferred stock liability was relieved and we recorded the investment as convertible preferred stock and the accrued noncash interest expense as additional paid-in capital.

(3)	The numerator in the calculation of net loss per share available to common stockholders—basic and diluted includes unaccreted dividends on our convertible preferred stock.
(4)	In April 2012, we closed our initial public offering, which resulted in the sale of approximately 15.0 million shares of common stock and the conversion of all shares of outstanding convertible preferred stock into approximately 66.3 million shares of common stock. In July 2013, we closed an underwritten public offering of common stock, which resulted in the sale of approximately 5.75 million shares of common stock.

	As of December 31,
(in thousands)	2014	2013	2012 (1)	2011	2010
Consolidated balance sheet data
Cash and cash equivalents (2)	$35,688	$65,086	$37,714	$50,454	$30,713
Available-for-sale securities (2)	88,340	90,116	72,238	—	—
Total assets	158,656	192,417	148,974	85,299	57,577
Loans payable	39,557	39,097	39,855	—	—
Capital lease obligations	—	—	—	48	491
Derivative liability	—	—	196	—	—
4.50% convertible senior notes (2)	80,595	72,578	—	—	—
Deferred revenues	94,957	75,475	80,464	85,745	73,782
Convertible preferred stock warrants	—	—	—	1,516	652
Total liabilities	260,727	235,545	155,394	106,990	85,257
Non-controlling interest	69	337	97	574	1,027
Convertible preferred stock	—	—	—	268,225	191,257
Total stockholders’ deficit	(102,140)	(43,465)	(6,517)	(290,490)	(219,964)

(1)	Upon closing of our initial public offering in April 2012, all outstanding shares of our convertible preferred stock were converted into 66.3 million shares of common stock, all outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock and approximately $4.3 million of cash dividends became payable to the holders of Series B convertible preferred stock.
(2)	In July 2013, we sold an aggregate of 5.75 million shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of convertible senior notes in concurrent underwritten public offerings, in which we received aggregate net proceeds of approximately $147.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. $51.9 million net of issuance costs of the aggregate principal amount of the convertible senior notes is considered a conversion feature and is included as a component of stockholders’ deficit.

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

Overview

We are a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. We were founded by a team of scientists from The Massachusetts Institute of Technology and Harvard University who sought to develop a systems biology-based approach to biomedical research. The core of our approach to systems biology is to apply multidisciplinary and multitechnology capabilities to build functional and predictive computational models of biological systems, such as cell signaling networks, that allow us to engineer treatments that are directed at the mechanisms of disease. Our mission is to employ these insights to provide patients, physicians and the healthcare system with the medicines, tools and information to deliver integrated healthcare solutions that improve both the quality of outcomes and the efficiency of care. We currently have six targeted therapeutic oncology candidates in clinical development. Our most advanced program is our investigational agent MM-398. We have initiated a New Drug Application, or NDA, submission with the U.S. Food and Drug Administration, or FDA, for MM-398 as a treatment for metastatic pancreatic cancer in combination with 5-fluorouracil, or 5-FU, and leucovorin in patients who have been previously treated with gemcitabine. Additionally, we have multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines.

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our systems biology approach, conducting clinical trials for our product candidates, protecting our intellectual property, preparing for commercial launch of MM-398 and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through December 31, 2014, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock during our April 2012 initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of 4.50% convertible senior notes due 2020, or the convertible senior notes, in our July 2013 underwritten public offering and $342.2 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of a third-party pharmaceutical company, for which we have received $3.8 million in upfront fees and reimbursements as of December 31, 2014. As of December 31, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $124.0 million.

We expect to be able to fund operations into 2016 through our unrestricted cash and cash equivalents and available-for-sale securities of $124.0 million as of December 31, 2014, $66.5 million of net milestones related to MM-398 that we anticipate receiving from Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, which we collectively refer to as Baxter, in 2015, after offsetting payments to PharmaEngine, Inc., or PharmaEngine, and anticipated cost sharing reimbursements from Baxter.

We have never been profitable and, as of December 31, 2014, we had an accumulated deficit of $655.2 million. Our net loss was $83.6 million for the year ended December 31, 2014, $130.7 million for the year ended December 31, 2013 and $91.8 million for the year ended December 31, 2012. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Under the Baxter agreement, we granted Baxter a right of first negotiation to obtain a license to develop and commercialize MM-111, MM-141 and MM-302 outside of the United States. Baxter has also agreed that, subject to limited exceptions, until September 23, 2017, neither Baxter nor any of its affiliates will (i) effect or seek, offer or propose to effect, or cause or participate in or in any way advise, assist or encourage any other person to effect or seek, offer or propose to effect or cause or participate in, any acquisition of any of our securities or assets, any tender or exchange offer, merger or other business combination involving us, any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to us, or any solicitation of proxies or consents to vote any of our voting securities, (ii) form, join or in any way participate in a group with respect to any of our securities, (iii) otherwise act, alone or in concert with others, to seek to control or influence our management, board of directors or policies, (iv) take any action that might force us to make a public announcement regarding any of the foregoing or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing.

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

We have determined that the collaboration represents a services agreement and as such have estimated the level of effort expected to be completed as a result of providing the identified deliverables. We will recognize revenue from the non-refundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is expected to be primarily complete by December 31, 2019. We will periodically review and, if necessary, revise the estimated service period related to our collaboration with Baxter.

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

During the year ended December 31, 2014, we recognized $10.5 million of revenue associated with these payment amounts. As of December 31, 2014, there was $91.2 million of deferred revenue related to the Baxter agreement, $59.3 million of which is classified as current based upon our estimate of revenue that will be recognized as a result of effort expected to be completed within the next twelve months. As of December 31, 2014, we had $1.6 million of unbilled accounts receivable outstanding with Baxter.

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi, which we refer to as the Sanofi agreement, for the development and commercialization of MM-121. Through December 31, 2014, Sanofi has paid us a nonrefundable, noncreditable upfront license fee of $60.0 million and aggregate milestone payments of $25.0 million. Under the Sanofi agreement, Sanofi was also responsible for all MM-121 development and manufacturing costs. Sanofi reimbursed us for internal time at a designated full-time equivalent rate per year and for direct costs and services related to the development and manufacturing of MM-121.

On June 17, 2014, we agreed with Sanofi to terminate the Sanofi agreement effective December 17, 2014. In connection with the agreement to terminate the Sanofi agreement, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to us in July 2014, and we waived Sanofi’s obligation to reimburse us for MM-121 development costs incurred after the effective termination date.

The timing of cash received from Sanofi differs from revenue recognized for financial statement purposes. We recognized revenue for development services within the period they are incurred and billable. Billable expenses were defined during each specified budget period. In the event that total development services expense incurred and expected to be incurred during any particular budget period exceeded the total contractually allowed billable amount for development services during the same period, we recognized only a percentage of the development services incurred as revenue in that period.

This percentage was calculated as total development services expense incurred during the specified period divided by the sum of total development services expense incurred plus estimated development services expense to be incurred during the specified period, multiplied by the total contractually allowed billable amount for development services during the specified period, less development services revenue recognized within the specified period. We recognized revenue on expenses incurred in excess of this percentage in the budget period when the excess amounts became contractually billable. We also recognized revenue for the upfront payment, milestone payments and manufacturing services using the contingency-adjusted performance model over the expected development period, which was initially estimated to be 12 years from the effective date of the Sanofi agreement. As a result of the agreement to terminate the Sanofi agreement, the development period was revised to end as of December 17, 2014. During the years ended December 31, 2014, 2013 and 2012, we recognized revenue based on the following components of the Sanofi agreement:

	Years ended December 31,
(in thousands)	2014	2013	2012
Upfront payment	$39,306	$5,000	$5,000
Milestone payments	16,377	2,083	2,975
Development services	18,904	36,283	36,905
Manufacturing services and other	17,709	3,867	3,307

Total	$92,296	$47,233	$48,187

The increase in the revenue recognized during the year ended December 31, 2014 is due to the reduced development period under the Sanofi agreement, which terminated effective December 17, 2014. We do not expect to receive any further revenues under the Sanofi agreement.

In July 2014, we agreed with Sanofi to purchase certain existing drug supply of MM-121. The estimated total cost of this drug supply is approximately $5.2 million. This drug supply is expected to be released in 2015 and is expected to supply our currently projected drug needs for MM-121 into the second half of 2016.

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. Under the Actavis agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.5 million, of which $3.8 million has been received through December 31, 2014, and the remainder is expected to be received in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price. In January 2015, we amended the Actavis agreement to transfer certain responsibilities from us to Actavis in exchange for reducing the aggregate milestone payments that we are eligible to receive by $0.4 million.

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

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have deferred total billed and billable milestones and development expenses of $3.8 million and $2.1 million as of December 31, 2014 and December 31, 2013, respectively, related to the Actavis agreement.

Silver Creek Pharmaceuticals, Inc.

In 2010, we established Silver Creek Pharmaceuticals, Inc., or Silver Creek, as a subsidiary. Silver Creek’s mission is to apply our Network Biology approach to the research and development of regenerative medicines to repair the heart. On December 31, 2014 and December 31, 2013, $1.0 million and $2.6 million, respectively, of convertible notes and related accrued interest converted to shares of Series A preferred stock of Silver Creek. As of December 31, 2014 and 2013, we owned approximately 60% and 64%, respectively, of the outstanding preferred stock of Silver Creek. We concluded that Silver Creek is a variable interest entity and that we are the primary beneficiary. We have the ability to direct the activities of Silver Creek through our ownership percentage and through the board of directors seats controlled by us and our de facto agents, and therefore, we consolidate Silver Creek for financial reporting purposes.

In the future, we may consider forming additional businesses or business units to apply our Network Biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases, as with Silver Creek, through the establishment of separately funded companies.

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, we had the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of MM-398, which occurred and was paid in the first quarter of 2012.

On September 22, 2014, we amended the PharmaEngine agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that we are required to pay to PharmaEngine. As a result of this amendment, we made a $7.0 million milestone payment to PharmaEngine. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment is now payable to PharmaEngine upon the earlier of either the FDA’s acceptance of an NDA for MM-398 or April 30, 2015. Prior to the amendment of the PharmaEngine agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense during the year ended December 31, 2014.

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $22.0 million in upfront license fees and milestone payments, with an additional $5.0 million contractually obligated in 2015. In addition to these amounts, we will also be required to pay PharmaEngine up to an additional $70.0 million in aggregate regulatory milestones, including $11.0 million of expected milestones to be paid in 2015, and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the PharmaEngine agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the PharmaEngine agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the year ended December 31, 2014, 2013 and 2012, we recognized research and development expenses of $12.6 million, $1.5 million and $6.2 million, respectively, related to the PharmaEngine agreement, which included $12.0 million of expenses related to milestone payments in 2014 and a $5.0 million of expenses related to milestone payments in 2012. Our financial obligations under other license and development agreement are summarized below under “—Liquidity and Capital Resources—Contractual obligations and commitments.”

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

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research, development and manufacturing efforts and reimbursements, milestone and other payments from collaborations, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until late 2015 at the earliest, if at all. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. We expect that revenues in 2015 under the Baxter agreement will exceed revenues in 2014, as we will have performed a full year of services under the Baxter agreement. The Sanofi agreement terminated effective December 17, 2014, and we do not expect to receive any further revenues under the agreement.

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

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We plan to maintain or increase our research and development expenses for the foreseeable future as we continue development of our six most advanced product candidates, MM-398, MM-121, MM-111, MM-302, MM-151 and MM-141, and to further advance our preclinical products and earlier stage research and development projects.

We use our employee and infrastructure resources across multiple research and development programs. We track expenses related to our six most advanced product candidates on a per project basis. Accordingly, we allocate internal employee-related and infrastructure costs, as well as third-party costs, to each of these programs. We do not allocate to particular development programs either stock compensation expense or expenses related to preclinical programs. Costs that are not directly attributable to specific clinical programs or early preclinical activities, such as wages related to shared laboratory services, travel and employee training and development, are not allocated and are considered general research and discovery expenses.

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate.

	Years ended December 31,
(in thousands)	2014	2013	2012
MM-398	$31,792	$28,135	$22,321
MM-302	13,982	7,906	7,126
MM-121	10,707	45,144	37,173
MM-111	14,437	16,251	14,249
MM-151	9,038	6,909	7,236
MM-141	14,611	6,758	8,963
Preclinical, general research and discovery	37,045	30,082	24,556
Stock compensation	6,883	5,954	4,234

Total research and development expense	$138,495	$147,139	$125,858

The development, regulatory and clinical expenses related to the agreement we entered into with Actavis in November 2013 are included within our preclinical, general research and discovery expenses for the years ended December 31, 2014 and 2013.

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

MM-398

We have initiated an NDA submission with the FDA for MM-398 as a treatment for metastatic pancreatic cancer in combination with 5-FU and leucovorin in patients who have been previously treated with gemcitabine. We recently expanded a Phase 1 translational clinical study designed to identify predictive biomarkers associated with MM-398 for the purpose of estimating drug delivery to the tumor and patient response. In addition, we are also collaborating with several investigators to conduct additional trials of MM-398, including an investigator-sponsored Phase 2 clinical trial in colorectal cancer, an investigator-sponsored Phase 1 clinical trial in glioma and an investigator-initiated Phase 1 clinical trial in pediatric solid tumors, which is being conducted under our investigational new drug application.

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

MM-302

We are currently conducting one Phase 1 clinical trial and a Phase 2 clinical trial of MM-302 in breast cancer, which was initiated in August 2014.

MM-121

In September 2009, we entered into the Sanofi agreement related to MM-121. On June 17, 2014, we agreed with Sanofi that the Sanofi agreement would terminate effective December 17, 2014. Under the terms of the agreement, we were responsible for executing clinical trials through the development period that ended December 17, 2014. We separately recorded revenue and expenses on a gross basis under this arrangement. Sanofi remained responsible for all development and manufacturing costs of MM-121 through December 17, 2014, subsequent to which we became fully responsible for development and manufacturing costs of MM-121. We are currently concluding four Phase 2 clinical trials and three Phase 1 clinical trials of MM-121 in multiple cancer types. In February 2015, we initiated a Phase 2 clinical trial in non-small cell lung cancer.

MM-111

We are currently conducting a Phase 2 clinical trial of MM-111 in gastric, esophageal and gastroesophageal cancers. In February 2015, we stopped enrolling patients in this clinical trial prior to full enrollment based on a recommendation from the Data Safety Monitoring Board for the clinical trial, which cited shorter progression free survival on the treatment arm relative to the control arm in the overall patient population. We do not expect to enroll any new patients in this clinical trial and do not plan to invest in additional development of MM-111 at this time.

MM-151

We are currently conducting one Phase 1 clinical trial of MM-151 in solid tumors. During the first quarter of 2012, we made a $1.5 million payment under our collaboration agreement with Adimab LLC, or Adimab.

MM-141

We are currently conducting one Phase 1 clinical trial of MM-141 in solid tumors. We anticipate initiating a Phase 2 clinical trial of MM-141 in front-line pancreatic cancer in 2015.

General and administrative expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our legal, intellectual property, business development, finance, purchasing, accounting, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, pre-commercialization costs, and accounting and information technology services. We expect that general and administrative expense will increase in future periods in proportion to increases in research and development and as a result of increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to develop and commercialize our clinical products. In addition, we expect that general and administrative expense will increase significantly if we receive FDA approval of our NDA for MM-398 as we initiate commercialization activities.

Interest expense

Interest expense consists primarily of cash and non-cash interest recorded on our loans payable and convertible senior notes. We expect that for 2015 interest expense will be comparable to 2014, continuing through the time periods that our loans payable and convertible senior notes remain outstanding.

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

Upon entering into the Baxter agreement, we were required to make estimates and assumptions regarding the units of accounting and the inputs used in the revenue recognition model. We will evaluate these estimates and judgments on an ongoing basis going forward.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition

We enter into biopharmaceutical product development agreements with collaborators for the research and development of therapeutic and diagnostic products. The terms of these agreements may include non-refundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. We assess these multiple elements in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 605, Revenue Recognition, in order to determine whether particular components of the arrangement represent separate units of accounting.

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

We entered into the Baxter agreement in September 2014, which was evaluated under the accounting guidance on revenue recognition for multiple element arrangements. We determined that the obligations under this agreement represent a single unit of accounting and that the agreement represents a services agreement. As a result we have estimated the level of effort expected to be completed as a result of providing the identified deliverables and will recognize revenue related to the agreement based on proportional performance as effort is completed over the expected services period.

We entered into the Actavis agreement in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple element arrangements. We determined that the obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have deferred total billed and billable milestones and development expenses related to this agreement. All milestone payments received and development expenses reimbursed until the period of commercialization will be deferred, and upon commercialization will be recognized over the delivery period of the bulk drug to Actavis.

Our other existing collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements and milestone revenue recognition, as described below. We recognized upfront license payments as revenue upon delivery of the license only if the license had stand-alone value and the fair value of the undelivered performance obligations could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations were accounted for separately as the obligations were fulfilled. If the license was considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations could not be determined, the arrangement was accounted for as a single unit of accounting and the license payments and payments for performance obligations were recognized as revenue over the estimated period of when the performance obligations would be performed.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Among other provisions, the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Prior to 2014, we had previously elected to delay such adoption of new or revised accounting standards. Because the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2014, we ceased to be an emerging growth company as of December 31, 2014. However, as a result of relying on these exemptions for fiscal years ending prior to December 31, 2014, we may not comply with new or revised accounting standards for such years on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies.

Results of Operations

Comparison of the years ended December 31, 2014 and 2013

	Years ended December 31,
(in thousands)	2014	2013
Collaboration revenues	$102,756	$47,786
Research and development expenses	(138,495)	(147,139)
General and administrative expenses	(30,517)	(21,187)

Loss from operations	(66,256)	(120,540)
Interest income	114	166
Interest expense	(18,230)	(10,938)
Other income	813	627

Net loss	$(83,559)	$(130,685)

Collaboration revenues

Collaboration revenues for 2014 were $102.8 million, compared to $47.8 million for 2013, an increase of $55.0 million, or 115%. The increase was primarily attributable to the reassessment of the development period of our collaboration with Sanofi based on the decision to terminate the arrangement effective December 17, 2014. Additionally, revenues increased as a result of the recognition of $10.5 million of revenue related to our collaboration with Baxter.

Research and development expenses

Research and development expenses for 2014 were $138.5 million, compared to $147.1 million for 2013, a decrease of $8.6 million, or 6%. This decrease was primarily attributable to $34.4 million of decreased MM-121 spending primarily due to costs associated with analyzing and concluding ongoing and completed clinical trials.

Additionally, there were $1.8 million of decreased MM-111 expenses associated with ongoing efforts related to our Phase 2 clinical trial. These decreases were partially offset by:

•	$7.9 million of increased MM-141 expenses primarily due to costs associated with a manufacturing campaign as well as ongoing clinical trials and diagnostic efforts;

•	$7.0 million of increased spending on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development;

•	$6.1 million of increased MM-302 expenses primarily due to costs associated with our ongoing clinical trials as well as the timing of manufacturing campaigns;

•	$3.7 million of increased MM-398 expenses primarily due to $12.0 million of non-recurring milestone payment obligations incurred as a result of the amendment of the PharmaEngine agreement, partially offset by decreased costs associated with analyzing and concluding ongoing and completed clinical trials in metastatic pancreatic cancer;

•	$2.1 million of increased MM-151 expenses associated with a manufacturing campaign as well as ongoing clinical trials and diagnostic efforts; and

•	$0.9 million of increased stock compensation expense due the annual grant of stock options to employees;

General and administrative expenses

General and administrative expenses for 2014 were $30.5 million, compared to $21.2 million for 2013, an increase of $9.3 million, or 44%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for potential commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for 2014 was $18.2 million, compared to $10.9 million for 2013. This increase was primarily attributable to a full year of interest expense being recorded related to the convertible senior notes issued in July 2013.

Other income

Other income for 2014 and 2013 was $0.8 million and $0.6 million, respectively, which was primarily related to the amortization of Massachusetts Life Sciences Center, or MLSC, tax incentives.

Results of Operations

Comparison of the years ended December 31, 2013 and 2012

	Years ended December 31,
(in thousands)	2013	2012
Collaboration revenues	$47,786	$48,921
Research and development expenses	(147,139)	(125,858)
General and administrative expenses	(21,187)	(15,805)

Loss from operations	(120,540)	(92,742)
Interest income	166	184
Interest expense	(10,938)	(553)
Other income	627	1,357

Net loss	$(130,685)	$(91,754)

Collaboration revenues

Collaboration revenues for 2013 were $47.8 million, compared to $48.9 million for 2012, a decrease of $1.1 million, or 2%. Increases in MM-121 research and development expenses were offset by decreases primarily attributable to recognizing revenue only up to the approved collaboration budget for 2013 pursuant to the Sanofi agreement.

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

Interest expense

Interest expense for 2013 was $10.9 million, compared to $0.5 million for 2012. This increase was primarily attributable to the interest recorded on the loans payable to Hercules Technology Growth Capital, Inc., or Hercules, and the convertible senior notes issued in July 2013.

Other income

Other income for 2013 was $0.6 million, which was primarily related to the amortization of MLSC tax incentives. Other income for 2012 was $1.4 million, which was comprised of $0.6 million of benefit from the remeasurement of fair value of our convertible preferred stock warrants and $0.8 million related to the amortization of MLSC tax incentives.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through December 31, 2014, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible senior notes in our July 2013 underwritten public offering and $342.2 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $3.8 million in upfront fees and reimbursements as of December 31, 2014. As of December 31, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $124.0 million.

In April 2012, we closed our initial public offering pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of dividends on our Series B convertible preferred stock. At the time of our initial public offering, our convertible preferred stock and warrants to purchase convertible preferred stock automatically converted to common stock and warrants to purchase common stock.

On November 8, 2012, we entered into a Loan and Security Agreement, or Loan Agreement, with Hercules. The Loan Agreement provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of $15.0 million, which closed on December 14, 2012 and resulted in aggregate net proceeds of $39.6 million.

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

As of December 31, 2014, within our unrestricted cash and cash equivalents, $0.3 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek, which is consolidated for financial reporting purposes. This $0.3 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2014, 2013 and 2012.

	Years ended December 31,
(in thousands)	2014	2013	2012
Cash used in operating activities	$(34,808)	$(95,175)	$(79,816)
Cash used in investing activities	(6,011)	(27,739)	(75,221)
Cash provided by financing activities	11,421	150,286	142,297

Net (decrease) increase in cash and cash equivalents	$(29,398)	$27,372	$(12,740)

We invest primarily in U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit. Our investment objectives are primarily to assure liquidity and preservation of capital and secondarily to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities as of December 31, 2014.

Operating activities

Cash used in operating activities of $79.8 million during the year ended December 31, 2012 was primarily a result of our $91.8 million net loss, partially offset by non-cash items of $10.0 million and changes in operating assets and liabilities of $2.0 million, which includes receipt of a $5.0 million milestone payment under our license and collaboration agreement with Sanofi. Cash used in operating activities of $95.2 million during the year ended December 31, 2013 was primarily a result of our $130.7 million net loss, partially offset by non-cash items of $18.4 million and changes in operating assets and liabilities of $17.1 million. Cash used in operating activities of $34.8 million during the year ended December 31, 2014 was primarily a result of our $83.6 million net loss, partially offset by non-cash items of $24.9 million and changes in operating assets and liabilities of $23.9 million.

Investing activities

Cash used in investing activities of $75.2 million for the year ended December 31, 2012 was primarily due to the purchase of available-for-sale securities of $115.7 million, which was partially offset by maturities and sales of available-for-sale securities of $43.9 million, as well as $3.2 million related to the purchase of property and equipment and other investing activities. Cash used in investing activities of $27.7 million for the year ended December 31, 2013 was primarily due to purchases of available-for-sale securities net of proceeds from sales and maturities of $17.8 million, as well as $9.9 million of property and equipment purchases. Cash used in investing activities of $6.0 million for the year ended December 31, 2014 was primarily due to $6.0 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $142.3 million for the year ended December 31, 2012 was primarily a result of $100.0 million of proceeds from our initial public offering, net of offering costs, which closed in April 2012, $41.1 million from us entering into the Loan Agreement with Hercules in November 2012 and Silver Creek entering into the convertible note payable, net of offering costs, and $5.4 million from the issuance of common stock upon the exercise of stock options, partially offset by the payment of $4.2 million of dividends on our Series B convertible preferred stock. Cash provided by financing activities of $150.3 million for the year ended December 31, 2013 was primarily a result of $26.7 million of proceeds from our follow-on underwritten offering of common stock in July 2013, net of offering costs, $120.6 million of proceeds from our underwritten convertible senior notes offering in July 2013, net of offering costs, $2.0 million of proceeds from the exercise of common stock options and $0.9 million of proceeds from the convertible notes offered by Silver Creek, net of offering costs. Cash provided by financing activities of $11.4 million for the year ended December 31, 2014 was primarily a result of $10.4 million of proceeds from the exercise of common stock options and warrants and $1.0 million of proceeds from the convertible notes offered by Silver Creek.

Funding requirements

We have not completed development of any therapeutic products or companion diagnostics, although we have initiated an NDA submission with the FDA for MM-398 as a treatment for metastatic pancreatic cancer in combination with 5-FU and leucovorin in patients who have been previously treated with gemcitabine. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

As of December 31, 2014, we had unrestricted cash and cash equivalents and available-for-sale securities of $124.0 million. We expect to be able to fund operations into 2016 through our unrestricted cash and cash equivalents and available-for-sale securities as of December 31, 2014, $66.5 million of net milestones related to MM-398 that we anticipate receiving from Baxter in 2015, after offsetting payments to PharmaEngine, and anticipated cost sharing reimbursements from Baxter. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our six most advanced product candidates;

•	the success of our collaborations with Baxter and PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the timing and amount of anticipated milestone payments and cost sharing reimbursements related to MM-398 that we may receive from Baxter;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates, including our NDA for MM-398;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates outside the United States and Europe.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external sources of funds, other than our collaboration with Baxter for the development and commercialization of

MM-398, which is terminable by Baxter for convenience upon 180 days’ prior written notice, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the fourth quarter of 2014, the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2014 was greater than 130% of the conversion price for the convertible senior notes on each applicable trading day. As a result, holders may convert their convertible senior notes, at their option, at any time from January 1, 2015 through March 31, 2015.

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

Loan Agreement

In November 2012, we entered into the Loan Agreement with Hercules pursuant to which we received term loans in the aggregate principal amount of $40.0 million in 2012. As permitted under the Loan Agreement, we had previously extended the interest-only payment period with the aggregate principal balance of the term loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, we entered into an amendment to the Loan Agreement, whereby the period during which we make interest-only payments was extended until October 1, 2014. On November 6, 2014, we entered into a further amendment to the Loan Agreement, whereby the period during which we make interest-only payments was extended until February 1, 2015.

On February 25, 2015, we entered into a further amendment to the Loan Agreement with Hercules pursuant to which we and Hercules agreed to extend the maturity date and the period during which we make interest-only payments on our current term loan in the aggregate principal amount of $40.0 million. As a result of this amendment, we will repay the outstanding aggregate principal balance of the term loan beginning on June 1, 2016 and continuing through November 1, 2018. If the FDA approves our NDA for MM-398 by May 1, 2016, we may elect to extend the interest-only period by an additional six months so that we would repay the outstanding aggregate principal balance of the term loan beginning on December 1, 2016 and continuing through

November 1, 2018. In addition, if the FDA approves our NDA for MM-398 by May 1, 2016, we may elect to draw, at any time until August 1, 2016, an additional term loan advance of up to $15.0 million. Principal and interest payments on the additional term loan advance would be made in the same manner as our current term loan in the aggregate principal amount of $40.0 million. For more information, see Part II, Item 9B. Other Information—Fourth Amendment to Loan Agreement with Hercules of this Annual Report on Form 10-K.

Our obligations associated with the Loan Agreement are secured by a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2014:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short and long-term loans payable (1)	$46,492	$16,991	$29,501	—	—
4.50% convertible senior notes (1)	158,750	5,625	11,250	11,250	130,625
Operating lease obligations	24,431	5,208	10,824	8,399	—
Series B dividends	19	19	—	—	—
License, collaboration, antibody and technology licensing costs (2)	6,725	5,345	690	690	—
Purchase commitment	5,200	5,200	—	—	—

Total contractual cash obligations	$241,617	$38,388	$52,265	$20,339	$130,625

(1)	Payments are inclusive of interest and principal payments.
(2)	License, collaboration, antibody and technology licensing costs include milestone and annual license maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2019, as we cannot estimate if they will occur.

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

In May 2014, the MLSC awarded us an additional $0.6 million of tax incentives under its Life Science Tax Incentive Program, which allows us to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, we have pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Failure to do so could result in us being required to repay some or all of these incentives. This contingent obligation has not been included in the above table as we cannot estimate if or when it will become payable.

Other than the specific payments noted in the table and as described above, milestone and royalty payments associated with antibody licensing, manufacturing technology licensing costs and other in-licensed collaboration payments have not been included in the above table as management cannot reasonably estimate if or when they will occur. These arrangements include the following:

•	Under a collaboration agreement with Dyax related to antibody identification and evaluation, we are required to make aggregate development and regulatory milestone payments of up to $16.2 million for therapeutic products and aggregate regulatory milestone payments of up $1.0 million for diagnostic products directed to selected targets. We also are required to pay mid single digit royalties on net sales of licensed products.

•	Under license agreements with The Regents of the University of California, we are required to make aggregate development and regulatory milestone payments of up to $1.3 million associated with MM-111 and MM-302 and pay royalties in the low single digits on net sales of licensed products.

•	Under an agreement with Adimab, we are required to make aggregate development and regulatory milestone payments of up to $52.5 million related to therapeutic antibody licensing costs associated with MM-151 and pay mid single digit royalties on net sales of licensed products.

•	In July 2014, we agreed with Sanofi to purchase certain existing drug supply of MM-121. The estimated total cost of this drug supply is approximately $5.2 million. This drug supply is expected to be released in 2015 and is expected to supply our currently projected drug needs for MM-121 into the second half of 2016.

During the third quarter of 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. Contractual interest obligations related to the convertible senior notes total $5.6 million due in each year from 2015 through 2020.

As of December 31, 2014, there here have been no other material changes to our contractual obligations and commitments outside the ordinary course of business.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Tax Loss Carryforwards

At December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of $432.3 million and $337.7 million, respectively. Included in the federal and state net operating loss carryforwards is approximately $21.1 million of deduction related to the exercise of stock options. This amount represents an excess tax benefit, which will be realized when it results in reduction of cash taxes in accordance with Accounting Standards Codification 718. This excess tax benefit will be directly credited to additional paid-in capital when it is realized. Our existing federal and state net operating loss carryforwards will expire in years through 2034. We also have available research and development credits for federal and state income tax purposes of approximately $20.8 million and $7.9 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2024, respectively. As of December 31, 2014, we also have available investment tax credits for state income tax purposes of $0.6 million, which will expire in years through 2017 if not used. In addition we have federal orphan drug credits of $36.1 million that begin to expire in 2031. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred revenue and capitalized research and development expenses. Under the applicable accounting standards, we have considered our history of losses and concluded that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets. Accordingly, we have established a full valuation allowance against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. We have not currently completed an evaluation of ownership changes through December 31, 2014 to assess whether utilization of our net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

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

The term loans under the Loan Agreement with Hercules bear interest at variable rates. We have an aggregate principal amount of $40.0 million outstanding under this facility. Interest is payable at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. As a result of the 12.55% maximum annual interest rate, we have limited exposure to changes in interest rates on borrowings under this facility. For each 1% increase in the interest rate on the outstanding debt amount, subject to a maximum 2% increase, we would have an increase in future cash outflows of approximately $0.4 million over the next twelve month period based on the term of the loans as of December 31, 2014.

The convertible senior notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2014. As a result, we are not subject to interest rate risk with respect to the convertible senior notes.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-33 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Fourth Amendment to Loan Agreement with Hercules

On February 25, 2015, we entered into a fourth amendment to the Loan Agreement, or the loan amendment, with Hercules pursuant to which we and Hercules agreed to extend the maturity date and the period during which we make interest-only payments on our current term loan in the aggregate principal amount of $40.0 million. As a result of the loan amendment, we will repay the outstanding aggregate principal balance of the term loan beginning on June 1, 2016 and continuing through November 1, 2018. If the FDA approves our NDA for MM-398 by May 1, 2016, we may elect to extend the interest-only period by an additional six months so that we would repay the outstanding aggregate principal balance of the term loan beginning on December 1, 2016 and continuing through November 1, 2018.

If the FDA approves our NDA for MM-398 by May 1, 2016, we may elect to draw, at any time until August 1, 2016, an additional term loan advance of up to $15.0 million. Principal and interest payments on the additional term loan advance would be made in the same manner as our current term loan in the aggregate principal amount of $40.0 million.

The term loan bears interest at an annual rate equal to the greater of 10.55% and 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. If the FDA approves our NDA for MM-398 by May 1, 2016, the interest rate on the term loan, including any portion of the additional term loan advance of up to $15.0 million that we may elect to draw, will automatically decrease to an annual rate equal to the greater of 9.45% and 9.45% plus the prime rate of interest minus 5.25%, but may not exceed 11.45%.

On November 1, 2016, we are obligated to pay Hercules the $1.2 million fee that was previously due upon maturity of our current term loan. In addition, if the FDA approves our NDA for MM-398 by May 1, 2016 and we receive the additional term loan advance of up to $15.0 million, we will be obligated to pay Hercules at maturity an additional fee equal to 1.0% of the aggregate principal amount of the additional term loan advance. We paid Hercules a fee of $150,000 upon entering into the loan amendment.

The loan amendment also grants Hercules an option to purchase up to an aggregate of $1.0 million of our equity securities sold to institutional accredited investors in a private financing on or before February 25, 2016 upon the same terms and conditions afforded to such investors.

The foregoing description of the loan amendment to the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the loan amendment, which is filed as an exhibit to this Annual Report on Form 10-K.

Amendment to Facility Lease

On February 23, 2015, we and DWF IV One Kendall, LLC, or the landlord, entered into a third amendment to our facility lease, or the lease amendment, to further expand our research, manufacturing and office space. The lease amendment provides an additional 31,620 square feet at our current facility in Cambridge, Massachusetts, with a termination date of June 30, 2019, which is co-terminous with our existing lease. The rent for the additional leased space will be an average of $56.50 per rentable square foot during the first year of rent payments, increasing to an annualized average of $59.50 per rentable square foot per year by the end of the lease term. Under the terms of the lease amendment, the landlord will provide us with an aggregate leasehold improvement allowance of up to approximately $790,000.

We retain an option to renew our lease with respect to all of the existing facility, including the additional leased space, for an additional period of either one or five years.

The foregoing description of the lease amendment does not purport to be complete and is qualified in its entirety by reference to the lease amendment, which is filed as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Executive Officers,” “Director Nomination Process,” “Board Policies,” “Code of Business Conduct and Ethics,” “Board Meetings and Attendance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included under the captions “Executive and Director Compensation Processes,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Option Exercises and Stock Vested Table,” “Employment Agreements,” “Potential Payments Upon Termination or Change in Control” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

Our consolidated financial statements are set forth on pages F-1 through F-33 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Merrimack Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, statements of convertible preferred stock, non-controlling interest and stockholders’ deficit, and statements of cash flows present fairly, in all material respects, the financial position of Merrimack Pharmaceuticals, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2015

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$35,688	$65,086
Available-for-sale securities	88,340	90,116
Restricted cash	101	101
Accounts receivable	3,313	5,857
Prepaid expenses and other current assets	4,654	5,484

Total current assets	132,096	166,644
Restricted cash	584	584
Property and equipment, net	14,502	13,364
Other assets	144	175
Intangible assets, net	1,525	1,845
In-process research and development	6,200	6,200
Goodwill	3,605	3,605

Total assets	$158,656	$192,417

Liabilities, Non-Controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$37,236	$38,814
Deferred revenues	59,275	9,336
Deferred rent	1,285	1,336
Long-term debt, current portion	13,346	8,248

Total current liabilities	111,142	57,734
Deferred revenues, net of current portion	35,682	66,139
Deferred rent, net of current portion	5,401	6,538
Deferred tax incentives, net of current portion	496	507
Long-term debt, net of current portion	106,806	103,427
Accrued interest	1,200	1,200

Total liabilities	$260,727	$235,545

Commitments and contingencies
Non-controlling interest	69	337
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2014 and 2013, respectively; no shares issued or outstanding at December 31, 2014 or 2013	—	—
Common stock, $0.01 par value: 200,000 shares authorized at December 31, 2014 and 2013, respectively, 106,697 and 102,523 issued and outstanding at December 31, 2014 and 2013, respectively	1,067	1,025
Additional paid-in capital	552,037	527,779
Accumulated other comprehensive loss	(74)	(24)
Accumulated deficit	(655,170)	(572,245)

Total stockholders’ deficit	$(102,140)	$(43,465)

Total liabilities, non-controlling interest and stockholders’ deficit	$158,656	$192,417

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Collaboration revenues	$102,756	$47,786	$48,921
Operating expenses:
Research and development	138,495	147,139	125,858
General and administrative	30,517	21,187	15,805

Total operating expenses	169,012	168,326	141,663

Loss from operations	(66,256)	(120,540)	(92,742)
Other income and expenses
Interest income	114	166	184
Interest expense	(18,230)	(10,938)	(553)
Other, net	813	627	1,357

Net loss	(83,559)	(130,685)	(91,754)
Less net income (loss) attributable to non-controlling interest	(268)	240	(477)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	(83,291)	(130,925)	(91,277)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(50)	14	(38)

Other comprehensive income (loss)	(50)	14	(38)
Comprehensive loss	(83,341)	(130,911)	(91,315)

Net loss per share available to common stockholders—basic and diluted	($0.80)	($1.32)	($1.28)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	104,410	98,919	72,831

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock, Non-Controlling Interest

and Stockholders’ Deficit

	Series B-G convertible preferred stock		Non- controlling interest	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
(in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2011	64,151	$268,225	$574	11,834	$118	$60,231	—	$(350,839)	$(290,490)
Exercise of stock options and common stock warrants	—	—	—	2,693	27	5,400	—	—	5,427
Stock-based compensation	—	—	—	—	—	6,889	—	—	6,889
Conversion of convertible preferred stock into common stock	64,151	268,225	—	66,256	663	267,562	—	—	268,225
Initial public offering, net of issuance costs	—	—	—	15,042	150	97,931	—	—	98,081
Series B dividends declared	—	—	—	—	—	(4,263)	—	—	(4,263)
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	—	929	—	—	929
Other comprehensive loss	—	—	—	—	—	—	(38)	—	(38)
Loss attributable to non-controlling interest	—	—	(477)	—	—	—	—	477	477
Net loss	—	—	—	—	—	—	—	(91,754)	(91,754)

Balance at December 31, 2012	—	—	97	95,825	958	434,679	(38)	(442,116)	(6,517)

Exercise of stock options and common stock warrants	—	—	—	948	9	2,027	—	—	2,036
Stock-based compensation	—	—	—	—	—	10,733	—	—	10,733
Issuance of common stock in a public offering, net of issuance costs	—	—	—	5,750	58	26,658	—	—	26,716
Conversion option of convertible senior notes	—	—	—	—	—	51,875	—	—	51,875
Conversion of Silver Creek convertible notes payable	—	—	796	—	—	1,807	—	—	1,807
Other comprehensive income	—	—	—	—	—	—	14	—	14
Loss attributable to non-controlling interest	—	—	(556)	—	—	—	—	556	556
Net loss	—	—	—	—	—	—	—	(130,685)	(130,685)

Balance at December 31, 2013	—	$—	$337	102,523	$1,025	$527,779	$(24)	(572,245)	$(43,465)

Exercise of stock options and common stock warrants	—	—	—	4,174	42	10,383	—	—	10,425

Stock-based compensation	—	—	—	—	—	13,197	—	—	13,197

Conversion of Silver Creek convertible notes payable	—	—	366	—	—	678	—	—	678

Other comprehensive income	—	—	—	—	—	—	(50)	—	(50)

Loss attributable to non-controlling interest	—	—	(634)	—	—	—	—	634	634

Net loss	—	—	—	—	—	—	—	(83,559)	(83,559)

Balance at December 31, 2014	—	$—	$69	106,697	$1,067	$552,037	$(74)	(655,170)	$(102,140)

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities
Net loss	$(83,559)	$(130,685)	$(91,754)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	8,511	4,548	78
Depreciation and amortization	3,223	2,589	3,664
Stock-based compensation	13,197	10,733	6,889
Purchased premiums and interest on available-for-sale securities	858	(1,809)	(2,354)
Other non-cash items	—	579	(587)
Changes in operating assets and liabilities:
Accounts receivable	2,587	3,410	(1,841)
Prepaid expenses and other current assets	827	4,037	(2,477)
Accounts payable, accrued expenses and other	(646)	13,304	6,985
Deferred revenues	19,482	(4,989)	(5,281)
Deferred rent and tax incentives	712	2,076	7,892
Other assets and liabilities, net	—	1,032	(1,030)

Net cash used in operating activities	(34,808)	(95,175)	(79,816)

Cash flows from investing activities
Purchase of available-for-sale securities	(111,832)	(112,923)	(115,665)
Proceeds from sales and maturities of available-for-sale securities	111,858	95,100	43,880
Purchase of property and equipment	(6,035)	(9,857)	(3,189)
Assignment of restricted cash	—	(57)	(628)
Release of restricted cash	—	—	381
Other investing activities, net	(2)	(2)	—

Net cash used in investing activities	(6,011)	(27,739)	(75,221)

Cash flows from financing activities
Proceeds from public offerings, net of offering costs	—	26,716	100,025
Proceeds from exercise of common stock and warrants	10,384	2,036	5,427
Proceeds from issuance of debt, net of issuance costs	1,044	121,537	41,128
Payments of dividends on Series B convertible preferred stock	(7)	(3)	(4,235)
Other financing activities	—	—	(48)

Net cash provided by financing activities	11,421	150,286	142,297

Net increase (decrease) in cash and cash equivalents	(29,398)	27,372	(12,740)
Cash and cash equivalents, beginning of period	65,086	37,714	50,454

Cash and cash equivalents, end of period	$35,688	$65,086	$37,714

Noncash financing and investing activities
Conversion of convertible preferred stock to common stock	—	—	268,225
Conversion of convertible preferred stock warrants to common stock warrants	—	—	929
Issuance of derivative liability	—	35	196
Value of conversion feature of convertible senior notes, classified in Stockholders’ Deficit	—	51,876	—
Property, plant and equipment in accounts payable and accrued expenses	704	—	412
Disposals of fully depreciated assets	1,603	210	671
Reclassification of deferred financing costs to stockholders’ deficit	—	278	2,748
Dividends on Series B convertible preferred stock declared but not paid	—	—	28
Conversion of Silver Creek convertible notes	1,044	2,603	—
Supplemental disclosure of cash flows
Cash paid for interest	$9,510	$3,915	$169

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. The Company currently has six targeted therapeutic oncology candidates in clinical development (MM-398, MM-302, MM-121, MM-111, MM-151 and MM-141). The Company’s most advanced program is its investigational agent MM-398. The Company has initiated a New Drug Application submission with the U.S. Food and Drug Administration for MM-398 as a treatment for metastatic pancreatic cancer in combination with 5-fluorouracil and leucovorin in patients who have been previously treated with gemcitabine. The Company also has multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company also has an agreement to utilize its manufacturing expertise to develop, manufacture and exclusively supply bulk drug to a third party, who will in turn process the drug into a finished product and commercialize it globally. The Company was incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated in the State of Delaware in October 2010.

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed by the Company in the preparation of its consolidated financial statements are as follows:

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. The Company’s wholly owned subsidiaries include Hermes BioSciences, Inc. (“Hermes”), which was merged with and into the Company during 2011, and Merrimack Pharmaceuticals (Bermuda) Ltd., which was merged with and into the Company during the third quarter of 2014. The Company also consolidates its majority owned subsidiary, Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these consolidated financial statements include, but may not be limited to, revenue recognition, including the estimated percentage of billable expenses in any particular budget period, periods of meaningful use of licensed products, estimated service periods and services to be completed under a collaboration, estimates used in accounting for revenue separability and recognition, useful lives with respect to long-lived assets and intangibles, accounting for stock-based compensation, convertible preferred stock warrants, contingencies, intangible assets, goodwill, in-process research and development, valuation of convertible debt, tax valuation reserves and accrued expenses. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment and the Company operates in only one geographic region.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds, commercial paper, corporate notes and bonds and certificates of deposit.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of both December 31, 2014 and 2013, the Company recorded restricted cash of $685,000, which was primarily related to the Company’s facility lease.

Available-for-Sale Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ deficit until realized. Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2014, 2013 or 2012.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. The Company places its cash deposits in accredited financial institutions and, therefore, the Company’s management believes these funds are subject to minimal credit risk. The Company invests cash equivalents and available-for-sale securities in money market funds, U.S. government agencies securities and various corporate debt securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any one issue or any single issuer and to only invest in high credit quality securities. The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. For each of the years ended December 31, 2014 and 2013, Sanofi represented approximately 90% and 98% of collaboration revenues, respectively. As of December 31, 2014 and 2013, Sanofi represented approximately 50% and 98% of accounts receivable, respectively. Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, “Baxter”) represented approximately 49% of accounts receivable as of December 31, 2014.

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

Non-Controlling Interest

Non-controlling interest represents the non-controlling stockholders’ proportionate share of preferred stock and net loss of the Company’s majority owned consolidated subsidiary, Silver Creek. The non-controlling stockholders’ proportionate share of the preferred stock in Silver Creek is reflected as non-controlling interest in the Company’s consolidated balance sheets as a component of mezzanine equity.

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

The Company entered into a license and collaboration agreement with Baxter in September 2014, which was evaluated under the accounting guidance on revenue recognition for multiple element arrangements. The Company determined that the obligations under this agreement represent a single unit of accounting and that the agreement represents a services agreement. As a result, the Company has estimated the level of effort expected to be completed as a result of providing the identified deliverables and will recognize revenue related to the agreement based on proportional performance as effort is completed over the expected services period.

The Company entered into a collaboration agreement with Watson Laboratories, Inc. (“Actavis”) in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple element arrangements. See Note 5, “License and Collaboration Agreements,” for additional information.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it determines the period over which the performance obligations would be performed and revenue would be recognized. If the Company cannot reasonably estimate the timing and the level of effort to complete its performance obligations under the arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period the Company expects to complete its performance obligations.

The Company’s collaboration agreements may include additional payments upon the achievement of performance-based milestones. As milestones are achieved, a portion of the milestone payment, equal to the percentage of the total time that the Company has performed the performance obligations to date divided by the total estimated time to complete the performance obligations, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period. Milestones that are tied to regulatory approvals are not considered probable of being achieved until such approval is received. Milestones tied to counterparty performance are not included in the Company’s revenue model until the performance conditions are met.

Royalty revenue will be recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, contracted services, research-related manufacturing, license fees and other external costs. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received rather than when the payment is made.

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

Other Income and Expense

The Company records gains and losses on the remeasurement to fair value of convertible preferred stock warrants and other derivative liabilities, the federal and state sponsored tax incentives and other one-time income or expense-related items in other income and expense.

In January 2010, the Massachusetts Life Sciences Center (“MLSC”), an independent agency of the Commonwealth of Massachusetts, awarded the Company $1.5 million of tax incentives under its Life Sciences Tax Incentive Program. These incentives allowed the Company to monetize approximately $1.4 million of state research and development tax credits. The Company received this payment in 2010. In exchange for these incentives, the Company pledged to hire an incremental 50 employees and retain these employees until at least December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $0.3 million of benefit in other income in each period.

In January 2011, the MLSC awarded the Company an additional $1.3 million of tax incentives under its Life Sciences Tax Incentive Program, which allowed the Company to monetize approximately $1.2 million of state research and development tax credits. The Company received this payment in the second quarter of 2011. In exchange for these incentives, the Company pledged to hire an incremental 50 employees and retain these employees until at least December 31, 2015. Failure to do so could result in the repayment of some or all of these incentives. The Company deferred and is amortizing the benefit of this incentive on a straight-line basis over the five-year performance period, with a cumulative catch-up in the period the pledge is achieved. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $0.2 million of benefit in other income in each period.

In January 2013, the MLSC awarded the Company an additional $0.5 million of tax incentives under its Life Science Tax Incentive Program, which allows the Company to monetize approximately $0.4 million of state research and development tax credits. The Company received this payment in the fourth quarter of 2013. In exchange for these incentives, the Company pledged to hire an incremental 20 employees and to maintain the additional headcount through at least December 31, 2017. Failure to do so could result in the Company being required to repay some or all of these incentives. The Company deferred and is amortizing the benefit of this incentive on a straight-line basis over the five-year performance period, with a cumulative catch-up in the period the pledge is achieved. For the years ended December 31, 2014 and 2013, the Company recognized $0.1 million of benefit in other income in each period.

In May 2014, the MLSC awarded the Company an additional $0.6 million of tax incentives under its Life Science Tax Incentive Program, which allows the Company to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Failure to do so could result in the Company being required to repay some or all of these incentives. The Company deferred and is amortizing the benefit of this incentive on a straight-line basis over the five-year performance period, commencing with a cumulative catch-up when the pledge was achieved. For the year ended December 31, 2014, the Company recognized $0.1 million of benefit in other income.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, including in-process research and development (“IPR&D”), are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present. No impairment of goodwill resulted from the Company’s most recent evaluation, which occurred in the third quarter of 2014. The Company’s next annual impairment evaluation will be made in the third quarter of 2015 unless indicators arise that would require the Company to evaluate at an earlier date.

When performing an evaluation of goodwill impairment, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative two-step impairment test. If the Company elects this option and finds, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, further testing is not required. This requires the Company to assess the impact of significant events, milestones and changes to expectations and activities that may have occurred since the last impairment evaluation. Significant changes to these estimates, judgments and assumptions could materially change the outcome of the impairment assessment. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. If such an election occurs, in the first step, the fair value of the Company’s reporting unit is compared to the carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, then the Company would record an impairment loss equal to the difference. As described above, the Company operates in one operating segment, which is considered the only reporting unit.

The Company’s evaluation of IPR&D impairment included a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets was necessary. It was determined that it was not more likely than not that an impairment existed as of the third quarter of 2014 and, therefore, impairment evaluations were not performed.

The Company commences amortization of indefinite-lived intangible assets, such as IPR&D, once the assets have reached technological feasibility or are determined to have an alternative future use and amortizes the assets over their estimated future lives. Amortization of remaining IPR&D has not commenced as of December 31, 2014.

Definite-lived intangible assets, such as core technology, are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable. Definite-lived intangible assets are separate from goodwill and indefinite-lived intangible assets and are deemed to have a definite life. The Company amortizes these assets over their estimated useful lives. The Company has not recorded any impairment charges related to definite-lived intangible assets during the year ended December 31, 2014.

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

In May 2014, the FASB issued guidance which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance will be effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on its consolidated financial statements.

In August 2014, the FASB issued guidance outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not anticipate a material impact to its consolidated financial statements as a result of this change.

3. Marketable Securities

Available-for-sale securities, all of which have maturities of twelve months or less, as of December 31, 2014 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014:
Commercial paper	$6,493	$—	$(2)	$6,491
Corporate debt securities	81,921	—	(72)	81,849

Total	$88,414	$—	$(74)	$88,340

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of December 31, 2014 was $88.4 million, representing 35 securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of comprehensive loss as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense).

Available-for-sale securities in an unrealized loss position as of December 31, 2014 consisted of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
December 31, 2014:
Commercial paper	$6,493	$(2)
Corporate debt securities	81,921	(72)

	$88,414	$(74)

The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of December 31, 2014.

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

The following table presents the computation of basic and diluted net loss per share available to common stockholders:

	Years ended December 31,
(in thousands, except per share amount)	2014	2013	2012
Net Loss Per Share:
Numerator:
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(83,291)	$(130,925)	$(91,277)
Plus: Unaccreted dividends on convertible preferred stock	—	—	(2,107)

Net loss available to common stockholders—basic and diluted	(83,291)	(130,925)	(93,384)
Denominator:
Weighted-average common shares—basic and diluted	104,410	98,919	72,831

Net loss per share available to common stockholders—basic and diluted	$(0.80)	$(1.32)	$(1.28)

As discussed in Note 11, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 (the “Notes”) in an underwritten public offering. Upon any conversion of the Notes while the Company has indebtedness outstanding under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”), the Notes will be settled in shares of the Company’s common stock. Following the repayment and satisfaction in full of the Company’s obligations to Hercules under the Loan Agreement, upon any conversion of the Notes, the Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2014, 2013 and 2012 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	Years ended December 31,
(in thousands)	2014	2013	2012
Common stock warrants	2,381	2,777	2,842
Options to purchase common stock	19,567	20,107	18,066
Conversion of the Notes	25,000	25,000	—

5. License and Collaboration Agreements

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

Under the terms of the Baxter Agreement, the Company received a $100.0 million upfront, non-refundable cash payment. In addition, the Company is eligible to receive from Baxter (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxter Agreement, the Company will bear up to the first $98.8 million of costs related to the development of MM-398 for pancreatic cancer patients who have not previously received gemcitabine; however, the Company expects most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. The Company and Baxter will share equally all other clinical trial costs contemplated by the global development plan. The Company is also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the Licensed Territory.

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

The Company has determined that the collaboration represents a services agreement and as such has estimated the level of effort expected to be completed as a result of providing the identified deliverables. The

Company will recognize revenue from the non-refundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be primarily complete by December 31, 2019. The Company will periodically review and, if necessary, revise the estimated service period related to its collaboration with Baxter.

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

During the year ended December 31, 2014, the Company recognized $10.5 million of revenue associated with these payment amounts. As of December 31, 2014, the Company had $91.2 million of deferred revenue related to the Baxter Agreement, $59.3 million of which is classified as current in the consolidated balance sheets based upon the Company’s estimate of revenue that will be recognized as a result of effort expected to be completed within the next twelve months. As of December 31, 2014, the Company had $1.6 million of unbilled accounts receivable outstanding with Baxter.

Sanofi

On September 30, 2009, the Company and Sanofi entered into a license and collaboration agreement (the “Sanofi Agreement”) for the development and commercialization of MM-121. The Sanofi Agreement became effective on November 10, 2009, and Sanofi paid the Company a nonrefundable, noncreditable upfront license fee of $60.0 million. On June 17, 2014, the Company and Sanofi agreed to terminate the Sanofi Agreement effective December 17, 2014. In connection with the agreement to terminate the Sanofi Agreement, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to the Company in July 2014, and the Company waived Sanofi’s obligation to reimburse the Company for MM-121 development costs incurred after the effective termination date. Effective upon the termination of the Sanofi Agreement, the Company will not be entitled to receive any additional fees, milestone payments or reimbursements from the collaboration.

From the effective date of the Sanofi Agreement through December 31, 2014, the Company had received total milestone payments of $25.0 million pursuant to the Sanofi Agreement. Under the Sanofi Agreement, Sanofi was responsible for all MM-121 development and manufacturing costs. Sanofi reimbursed the Company for direct costs incurred in both development and manufacturing and compensated the Company for its internal development efforts based on a full time equivalent rate.

The Company recognized cost reimbursements for MM-121 development services within the period they were incurred and billable. Billable expenses were identified during each specified budget period. For the year ended December 31, 2014, this specified budget period was determined to end December 17, 2014. In the event that total development services expense incurred and expected to be incurred during the same period exceeded the total contractually allowed billable amount for development services during that period, the Company recognized only a percentage of the development services incurred as revenue during that period. This percentage was calculated as total development services expense incurred during the specified budget period divided by the sum of total development services expense incurred, plus estimated development services expense to be incurred during the specified period, multiplied by the total contractually allowed billable amount for development services during the specified period, less development services revenue previously recognized within the specified period.

At the inception of the collaboration, the Company determined that the license, the right to future technology, back-up compounds, participation on steering committees and manufacturing services performance obligations comprising the Sanofi Agreement represented a single unit of accounting. As the Company could not reasonably estimate its level of effort over the collaboration, the Company recognized revenue from the upfront payment, milestone payment and manufacturing services payments using the contingency-adjusted performance model over the expected development period, which was initially estimated at 12 years from the effective date of the Sanofi Agreement.

As a result of the Company and Sanofi agreeing to terminate the Sanofi Agreement, the development period was revised to end as of December 17, 2014. Accordingly, the balance of the deferred revenue remaining on April 1, 2014 was recognized prospectively on a straight-line basis over the remaining development period, ending on December 17, 2014, in accordance with current generally accepted principles on revenue recognition.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized revenue based on the following components of the Sanofi agreement:

	Years ended December 31,
(in thousands)	2014	2013	2012
Upfront payment	$39,306	$5,000	$5,000
Milestone payment	16,377	2,083	2,975
Development services	18,904	36,283	36,905
Manufacturing services and other	17,709	3,867	3,307

Total	$92,296	$47,233	$48,187

The Company performed development services for which revenue was recognized under the Sanofi agreement in accordance with the specified budget period. During the year and specified budget periods ended December 31, 2013, the Company performed $10.1 million of development services in excess of recognized revenue. Of this amount, approximately $5.8 million was recognized as increased revenue in the year ended December 31, 2014 related to expenses incurred prior to December 31, 2013 upon the Company receiving budget approval for these overruns. During the year ended December 31, 2012, development services approximated recognized revenue.

In July 2014, the Company agreed with Sanofi to purchase certain existing drug supply of MM-121. The estimated total cost of this drug supply is approximately $5.2 million. This drug supply is expected to be released in 2015 and is expected to supply the Company’s currently projected drug needs for MM-121 into the second half of 2016.

As of December 31, 2014 and 2013, the Company maintained the following assets and liabilities related to the Sanofi agreement:

	December 31,
(in thousands)	2014	2013
Accounts receivable, billed	$369	$2,357
Accounts receivable, unbilled	1,282	3,417
Deferred revenues	$—	$73,392

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

On September 22, 2014, the Company amended the PharmaEngine Agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that the Company is required to pay to PharmaEngine. As a result of this amendment, the Company made a $7.0 million milestone payment to PharmaEngine in September 2014. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment is now payable to PharmaEngine upon the earlier of either the U.S. Food and Drug Administration’s acceptance of a new drug application for MM-398 or April 30, 2015. Prior to the amendment of the PharmaEngine Agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense during the year ended December 31, 2014.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized research and development expenses of $12.6 million, $1.5 million and $6.2 million, respectively, related to the PharmaEngine Agreement.

Actavis

In November 2013, the Company and Actavis entered into a development, license and supply agreement pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. Under the agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, additional products may be developed for Actavis in the future. The Company is eligible to receive up to $15.5 million, including $2.0 million upfront, which was received in December 2013, and the remainder in development funding and development, regulatory and commercial milestone payments related to the Initial Product. The Company will also receive a double digit share of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price. In January 2015, we amended our agreement with Actavis to transfer certain responsibilities from us to Actavis in exchange for reducing the aggregate milestone payments that we are eligible to receive by $0.4 million.

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

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has deferred total billed and billable milestones and development expenses of $3.8 million and $2.1 million as of December 31, 2014 and 2013, respectively.

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

Recurring Fair Value Measurement

The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 and the input categories associated with those assets and liabilities:

As of December 31, 2014 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market funds	$33,199	$—	$—
Investments—commercial paper	—	6,491	—
Investments—corporate debt securities	—	81,849	—

As of December 31, 2013 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market funds	$47,740		$—
Cash equivalents—commercial paper	—	13,998	—
Investments—commercial paper	—	$49,680	—
Investments—corporate debt securities	—	40,436	—

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

Non-Recurring Fair Value Measurements

Certain assets, including IPR&D, may be measured at fair value on a non-recurring basis in periods subsequent to initial recognition. During the third quarter of 2013, the Company made a decision to deprioritize and delay efforts to further develop an early-stage preclinical program. As a result of this decision, in connection with the Company’s annual impairment test performed in the third quarter of 2013, the fair value estimate for the IPR&D asset related to the early-stage preclinical program incorporated the assumptions of significantly lower estimated cash flows from future revenues and a delay in when those cash flows would occur. The fair value was derived from assumptions that are representative of those a market participant would use in estimating fair value. The impairment analysis resulted in the Company recognizing a $0.8 million impairment charge related to the early-stage preclinical program, which was charged to research and development expense in the third quarter of 2013.

The following table provides quantitative information associated with the fair value measurement of the Company’s non-recurring Level 3 inputs:

	Fair Value as of August 31, 2013	Valuation Technique	Unobservable Input	Percentage
	(in thousands)
IPR&D asset	$—	Income approach —Probability weighted discounted cash flow analysis	Discount rate	25.7%

Other Fair Value Measurements

The estimated fair value and carrying value of the $125.0 million aggregate principal amount of the Notes was $232.4 million and $125.0 million, respectively, as of December 31, 2014. The Company estimated the fair value of the Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input.

The estimated fair value and carrying value of the Hercules loans payable was $40.6 million and $40.5 million, respectively, as of December 31, 2014. The Company estimated the fair value of the loans payable by using publically available information related to Hercules’ portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input.

7. Consolidated Subsidiaries

Silver Creek Pharmaceuticals, Inc.

On August 20, 2010, the Company acquired a controlling interest in Silver Creek. In December 2012, as described in Note 11, “Borrowings,” Silver Creek entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012, $0.3 million in February 2013 and $0.6 million in December 2013. As of December 31, 2013, these outstanding borrowings and related accrued interest of $2.6 million converted to shares of Silver Creek Series A preferred stock at the Series A preferred stock value of $1.00 per share. As a result of changes to the ownership composition of Silver Creek as of December 31, 2013, the non-controlling interest in Silver Creek increased by $0.8 million. During the year ended December 31, 2014, Silver Creek issued convertible notes to various lenders in the aggregate principal amount of $1.0 million. As of December 31, 2014, these outstanding borrowings and an immaterial amount of related accrued interest converted to shares of Silver Creek Series A preferred stock at the Series A preferred stock value of $1.00 per share. As a result of changes to the ownership composition of Silver Creek as of December 31, 2014, the non-controlling interest in Silver Creek increased by approximately $0.4 million. As of December 31, 2014 and 2013, the Company owned approximately 60% and 64% of the voting stock of Silver Creek, respectively, and recorded a non-controlling interest of approximately $0.1 million and $0.3 million, respectively, as a component of mezzanine equity on the Company’s consolidated balance sheets based on the terms of the Silver Creek Series A preferred stock.

As of December 31, 2014, the Company consolidated Silver Creek’s total assets and total liabilities of $0.3 million and $0.2 million, respectively. As of December 31, 2013, the Company consolidated Silver Creek’s total assets and total liabilities of $1.0 million and $0.1 million, respectively.

As of December 31, 2014 and 2013, employees and directors of the Company owned approximately 6% and 7% of the outstanding shares of Silver Creek Series A preferred stock, respectively.

Merrimack Pharmaceuticals (Bermuda) Ltd.

Merrimack Pharmaceuticals (Bermuda) Ltd. was incorporated in Bermuda during 2011 and merged with and into the Company during the third quarter of 2014.

8. Goodwill and Intangible Assets, Net

As part of the acquisition of Hermes on October 6, 2009 (the “Acquisition Date”), the Company recognized acquired IPR&D of $7.0 million related to several development programs: an antibody-targeted nanotherapeutic that contains a chemotherapy drug, a nanotherapeutic that contains a chemotherapy drug and other early-stage preclinical programs in the amounts of $2.8 million, $3.4 million and $0.8 million, respectively. The Company also acquired intangible assets of $3.2 million related to core nano-carrier technology. These values were determined at the time of acquisition by estimating the costs to develop the acquired IPR&D into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success factors and discount rates used for each project considered the uncertainty surrounding the successful development of the acquired IPR&D.

As of December 31, 2014 and 2013, none of the IPR&D projects have reached technological feasibility nor do they have any alternative future use. Therefore, the Company has not commenced amortization of those assets. The full value of the antibody-targeted nanotherapeutic that contains a chemotherapy drug and the nanotherapeutic that contains a chemotherapy drug recorded at the Acquisition Date remained unchanged as of December 31, 2014 and 2013. The core technology asset is being amortized on a straight-line basis over a period of ten years, which is management’s best estimate of the useful life of this technology. The deprioritization and delay of the other early-stage preclinical programs during the year ended December 31, 2013 resulted in an impairment charge of $0.8 million during the third quarter of 2013.

Changes in the carrying value of goodwill, IPR&D and intangible assets for the years ended December 31, 2014, 2013 and 2012 were as follows:

(in thousands)	Intangible assets	IPR&D	Goodwill
Balance, December 31, 2011	$2,485	$7,010	$3,605
Amortization	(320)	—	—

Balance, December 31, 2012	2,165	7,010	3,605
Amortization	(320)	—	—
Impairment	—	(810)	—

Balance, December 31, 2013	1,845	6,200	3,605

Amortization	(320)	—	—

Balance, December 31, 2014	$1,525	$6,200	$3,605

Definite-lived intangible assets subject to amortization consist of core technology acquired from Hermes. The Company commenced amortization of these assets as of the Acquisition Date on a straight-line basis over a period of ten years, which is the estimated useful life of this technology. Amortization expense is expected to be as follows for the next five-year period:

Years Ended December 31,	(in thousands)
2015	$320
2016	320
2017	320
2018	320
2019	$245

9. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
(in thousands)	2014	2013
Lab equipment	$16,214	$13,714
IT equipment	3,113	2,701
Leasehold improvements	18,219	10,523
Furniture and fixtures	624	340
Construction in process	472	7,635

	38,642	34,913
Less: Accumulated depreciation	(24,140)	(21,549)

	$14,502	$13,364

Depreciation expense was $4.2 million, $2.8 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capitalized interest costs were immaterial for the years ended December 31, 2014, 2013 and 2012.

During the years ended December 31, 2014, 2013 and 2012, the Company disposed of $1.6 million, $0.2 million and $0.7 million, respectively, of fully depreciated assets. There were no recognized impairment charges related to fixed assets in the years ended December 31, 2014, 2013 or 2012.

10. Accounts Payables, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2014 and 2013 consisted of the following:

	December 31,
(in thousands)	2014	2013
Accounts payable	$2,510	$1,889
Accrued goods and services	17,481	7,958
Accrued clinical trial costs	7,637	18,073
Accrued payroll and related benefits	6,166	7,255
Accrued interest	2,956	2,926
Accrued dividends payable	19	25
Deferred tax incentives	467	688

Total accounts payable, accrued expenses and other	$37,236	$38,814

11. Borrowings

Future minimum payments under indebtedness agreements outstanding as of December 31, 2014 are as follows:

Years Ending December 31: (in thousands)	4.50% Convertible Senior Notes	Loan Agreement
2015	$5,625	$16,991
2016	5,625	29,501
2017	5,625	—
2018	5,625	—
2019 and thereafter	136,250

	$158,750	$46,492
Less interest	(33,750)	(5,292)
Less unamortized discount	(44,405)	(1,643)
Less current portion	—	(13,346)

Loans payable, net of current portion	$80,595	$26,211

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

During the fourth quarter of 2014, the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2014 was greater than 130% of the conversion price for the Notes on each applicable trading day. As a result, holders may convert their Notes at their option at any time from January 1, 2015 through March 31, 2015.

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

For the year ended December 31, 2014, interest expense related to the outstanding principal balance of the Notes was $13.7 million.

Loan Agreement

In November 2012, the Company entered into the Loan Agreement with Hercules pursuant to which the Company received loans in the aggregate principal amount of $40.0 million. The term loans bear interest at an annual rate equal to the greater of 10.55% or 10.55% plus the prime rate of interest minus 5.25%, but may not exceed 12.55%. Net proceeds from both advances received during the fourth quarter of 2012 were $39.6 million. As permitted under the Loan Agreement, the Company had previously extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, the Company entered into an amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend until October 1, 2014 the period during which the Company makes interest-only payments. On November 6, 2014, the Company entered into a further amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend by four additional months the period during which the Company makes interest-only payments. As a result, the Company will repay the aggregate outstanding principal balance of the loan in equal monthly installments of principal and interest (based on a 30 month amortization schedule) beginning on February 1, 2015. The remaining principal balance and interest will be due and payable on November 1, 2016. This amendment was treated as a debt modification for accounting purposes.

At the Company’s option, the Company may elect to prepay all or any part of the outstanding term loans without penalty.

In connection with the Loan Agreement, the Company granted Hercules a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property. The Loan Agreement also contains certain representations, warranties and non-financial covenants of the Company. In addition, the Loan Agreement granted Hercules an option to purchase up to an aggregate of $1.0 million of the Company’s equity securities sold to institutional accredited investors in a private financing within one year after the closing of the Loan Agreement upon the same terms and conditions afforded to such investors. This option expired on November 8, 2013.

The Loan Agreement defines events of default to include the occurrence of an event that results in a material adverse effect upon the Company’s business, operations, properties, assets or condition (financial or otherwise); the Company’s ability to perform its obligations when due in accordance with the terms of the Loan Agreement, or upon the ability of Hercules to enforce any of its rights or remedies with respect to such obligations; or the collateral under the Loan Agreement or Hercules’ liens on such collateral or the priority of such liens. As of December 31, 2014, there have been no events of default under the Loan Agreement.

Upon full repayment or maturity of the loans, the Company is required to pay Hercules a fee of $1.2 million, which has been recorded as a discount to the loans and as a long-term liability on the consolidated balance sheets. Additionally, the Company reimbursed Hercules for costs incurred related to the loans, which has been reflected as a discount to the carrying value of the loans. The Company is amortizing these loan discounts totaling $1.6 million to interest expense over the term of the loans using the effective interest method. For the years ended December 31, 2014 and 2013, interest expense related to the Hercules loans payable were $4.7 million and $4.9 million, respectively.

Convertible Notes—Silver Creek

In December 2012, the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012, $0.9 million during the year ended December 31, 2013 and $1.0 million during the year ended December 31, 2014. The notes issued pursuant to the Note Purchase Agreement bore interest at 6% per annum. Upon issuance, these convertible notes contained a feature wherein if at any time prior to maturity Silver Creek enters into a qualifying equity financing, defined as a sale or series of related sales of equity securities prior to the maturity date and resulting in at least $4.0 million of gross proceeds, the notes would automatically convert into the next qualifying equity financing at a 25% discount. The Company determined that this convertible feature met the definition of a derivative and required separate accounting treatment. The derivative was estimated to be valued at $0.2 million for the year ended December 31, 2012 using a probability-weighted model and was recorded as derivative liability on the consolidated balance sheets. For the years ended December 31, 2014 and 2014, the derivative was remeasured upon conversion of the notes with the gain in remeasurement recognized in other income. The notes matured and converted, along with an immaterial amount of accrued interest into shares of Silver Creek Series A preferred stock on both December 31, 2014 and 2013. Upon conversion, the Company’s ownership percentage of Silver Creek outstanding preferred stock decreased from 74% as of December 31, 2012 to 64% as of December 31, 2013 to 60% as of December 31, 2014, and a $0.4 million and $0.8 million increase to non-controlling interest was recognized as of December 31, 2014 and December 31, 2013, respectively.

12. Stock Warrants

The following is a description of the common and convertible preferred stock warrant activity of the Company:

(in thousands, except per share amounts)	Warrants for the Purchase of Common Stock	Weighted Average Exercise Price	Warrants for the Purchase of Convertible Preferred Stock	Weighted Average Exercise Price
Balance—December 31, 2011	2,640	$2.98	302	$3.50
Conversion	302	$3.50	(302)	$3.50
Exercised	(100)	$2.63	—	—

Balance—December 31, 2012	2,842	$3.05	—	—
Exercised	(65)	$2.82

Balance—December 31, 2013	2,777	$3.05	—	—
Exercised	(396)	$3.38	—	—

Balance—December 31, 2014	2,381	$3.00	—	—

During the year ended December 31, 2012, warrants to purchase approximately 100,000 shares of common stock were cashless exercised and 71,000 shares of common stock were issued. During the year ended December 31, 2013, warrants to purchase approximately 65,000 shares of common stock were cashless exercised and 35,000 shares of common stock were issued. During the year ended December 31, 2014, warrants to purchase approximately 75,000 shares of common stock were cashless exercised and 38,000 shares of common stock were issued.

13. Common Stock

In July 2013, the Company sold an aggregate of 5.8 million shares of its common stock at a price to the public of $5.00 per share in an underwritten public offering and received net proceeds of approximately $26.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

During the first quarter of 2012, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 200.0 million shares of $0.01 par value common stock. As of December 31, 2014 and 2013, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were approximately 106.7 million and 102.5 million shares of common stock issued and outstanding as of December 31, 2014 and 2013, respectively. The shares reserved for future issuance as of December 31, 2014 and 2013 consisted of the following:

(in thousands)	December 31, 2014	December 31, 2013
Common stock warrants	2,381	2,777
Options to purchase common stock	19,567	20,107
Conversion of the Notes	25,000	25,000

14. Stock-Based Compensation

Prior to 2008, the Company granted equity awards to employees, officers and consultants under the 1999 Stock Option Plan (as amended, the “1999 Plan”). In 2008, the Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) for employees, officers, directors, consultants and advisors and decided that no additional shares of common stock would be issued under the 1999 Plan. The 2011 Stock Incentive Plan (the “2011 Plan”) became effective upon closing of the Company’s initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2011 Plan increased the total number of shares of common stock available to be issued by 3.5 million, for a total of 4.3 million shares. Additional shares also become available for grant by reason of the forfeiture, cancellation, expiration or termination of existing awards. The Company registered 3.4 million and 3.6 million of additional shares of common stock related to the 2011 Plan in February 2013 and March 2014, respectively. As of December 31, 2014, there were 2.0 million shares of common stock available to be issued under the 2011 Plan.

During the years ended December 31, 2014, 2013 and 2012, the Company issued options to purchase 3.9 million, 3.3 million and 3.3 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Options granted to directors during the period from April 2012 through December 2013 vest over a one-year period. All other options granted to directors vest immediately. During the years ended December 31, 2013 and 2012, the Company also issued options to purchase less than 0.1 million shares of common stock to non-employees in each period. The assumptions used to estimate the fair value of options granted to non-employees at the date of grant were materially consistent with those used for employee and director grants.

The Company recognized stock-based compensation expense as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012
Employee awards:
Research and development	$6,864	$5,954	$4,234
General and administrative	6,065	4,808	2,510

Stock-based compensation for employee awards	12,929	10,762	6,744
Stock-based compensation for non-employee awards	268	(29)	145

Total stock-based compensation	$13,197	$10,733	$6,889

The stock-based compensation for non-employee awards recognized during the year ended December 31, 2013 was negative due to the change in fair value of the options granted during previous periods.

The fair value of employee options granted during the years ended December 31, 2014, 2013 and 2012 was estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2014	2013	2012
Risk-free interest rate	1.6 – 2.0%	0.1 – 1.9%	0.7 – 1.1%
Expected dividend yield	0%	0%	0%
Expected term	5.0 – 5.9 years	5.3 – 5.9 years	5.0 – 5.9 years
Expected volatility	64 – 72%	67 – 70%	66 –72%

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

The following table summarizes stock option activity:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	20,107	$3.93	6.11	$38,348
Granted	3,858	$5.56
Exercised	(3,814)	$2.44
Cancelled	(595)	$6.21

Outstanding at December 31, 2014	19,556	$4.47	6.17	$133,599
Vested and expected to vest at December 31, 2014	19,296	$4.45	6.13	$132,172
Exercisable at December 31, 2014	15,009	$4.02	5.38	$109,347

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised in 2014, 2013 and 2012 was $19.8 million, $2.7 million and $13.7 million, respectively.

As of December 31, 2014, there was $15.1 million of total unrecognized compensation cost related to nonvested employee stock awards. As of December 31, 2014, the Company expects to recognize those costs over a weighted average period of approximately 1.7 years.

15. Income Taxes

As a result of losses incurred, the Company did not provide for any income taxes in the years ended December 31, 2014, 2013 and 2012. A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal income tax at statutory federal rate	35.0%	35.0%	35.0%
State taxes	3.1	4.3	4.5
Permanent differences	(9.1)	(2.0)	(0.2)
Stock-based compensation	(1.7)	(0.6)	(0.3)
Tax credits	30.5	12.4	1.1
Foreign rate differential	(2.3)	(2.8)	(4.1)
Other	4.5	(1.5)	(0.5)
Change in valuation allowance	(60.0)	(44.8)	(35.5)

	—%	—%	—%

During the year ended December 31, 2014, the Company recorded a deferred tax liability related to the embedded conversion option of the 4.50% convertible senior notes though equity. This deferred tax liability is reflected in the deferred tax table below, but is appropriately excluded from the effective tax rate.

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Deferred tax assets
Net operating losses	$160,333	$113,843
Capitalized research and development expenses	30,929	32,771
Credit carryforwards	62,362	37,304
Depreciation	2,579	2,735
Deferred compensation	10,682	8,249
Accrued expenses	12	841
Deferred revenue	960	28,381
Other temporary differences	9,195	5,885

Total gross deferred tax asset	277,052	230,009
Valuation allowance	(257,489)	(207,304)

Net deferred tax asset	19,563	22,705
Deferred tax liabilities
Intangible assets	(3,106)	(3,234)
Debt discount	(16,457)	(19,471)

Net deferred taxes	$—	$—

The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2011 through 2014, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2014. However, to the extent the Company utilizes net operating losses from years prior to 2010, the statute remains open to the extent of the net operating losses utilized. The Company’s policy is to recognize interest and penalties for uncertain tax positions as a component of income tax expense. The Company has not recognized any interest and penalties historically through December 31, 2014.

At December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of $432.0 million and $337.5 million, respectively. Included in the federal and state net operating loss carryforwards is approximately $21.1 million of deduction related to the exercise of stock options. This amount represents an excess tax benefit, which will be realized when it results in reduction of cash taxes in accordance with Accounting Standards Codification 718. This excess tax benefit will be directly credited to additional paid-in capital when it is realized. The Company’s existing federal and state net operating loss carryforwards will expire in years through 2034. The Company also has available research and development credits for federal and state income tax purposes of approximately $20.8 million and $7.9 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2024, respectively. As of December 31, 2014, the Company also had available investment tax credits for state income tax purposes of $0.6 million, which will expire in years through 2017 if unused. In addition we have federal orphan drug credits of $36.1 million which begin to expire in 2031. The Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred revenue and capitalized research and development expenses. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, the Company has established a full valuation allowance against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company has not currently completed an evaluation of ownership changes through December 31, 2014 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

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

The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2014, 2013 and 2012 was as follows:

(in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
December 31, 2012	$132,683	$36,968	$—	$169,651
December 31, 2013	169,651	37,653	—	207,304
December 31, 2014	$207,304	$50,185	$—	$257,489

16. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. Total rent expense under these operating leases was $5.9 million, $5.5 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During August 2012, the Company entered into an Indenture of Lease (the “Amended Lease”), which amended and restated its facility lease, and agreed to occupy approximately a total of 109,000 square feet (the “Leased Space”), all of which is leased until June 30, 2019. In March and September 2013, the Company entered into facility lease amendments that are co-terminus with the existing lease. The aggregate minimum lease payments due over the seven-year term of the Amended Lease are approximately $35.0 million. As part of the Amended Lease and subsequent amendments, the landlord agreed to reimburse the Company for a portion of tenant improvements made to the facility, up to approximately $8.2 million. As of December 31, 2014 and 2013, the Company has received $8.2 million and $5.5 million, respectively, of these tenant improvement reimbursements, with the remaining reimbursable tenant improvements recorded within other current assets on the consolidated balance sheets as of December 31, 2013. Tenant improvements recorded in deferred rent are amortized over the term of the lease as reductions to rent expense. The Amended Lease expires on June 30, 2019. The Company retains an option to renew the Amended Lease with respect to all of the Leased Space for an additional period of either one or five years.

Future minimum lease payments under non-cancelable operating leases at December 31, 2014 are as follows:

Years ended December 31,	(in thousands)
2015	5,208
2016	5,354
2017	5,470
2018	5,587
2019 and thereafter	2,813

17. Related Party Transactions

In connection with the initial public offering of the Company’s common stock, Sanofi purchased 5,217,391 shares of the Company’s common stock in April 2012.

Directors, officers, scientific advisory board members and related parties of the Company held approximately 1.3 million and 1.2 million shares of Silver Creek Series A preferred stock as of December 31, 2014 and 2013, respectively. These shares amount to 6% and 7% of the outstanding shares of Silver Creek Series A preferred stock as of December 31, 2014 and 2013, respectively.

18. Retirement Plan

On May 31, 2002, the Company established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. For the years ended December 31, 2014, 2013 and 2012, the Company made contributions of $0.8 million, 0.7 million and $0.6 million, respectively, to the plan.

19. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2014
Collaboration revenues	$13,034	$27,815	$28,002	$33,905
Total operating expenses	36,548	41,716	51,727	39,021
Net loss	(27,754)	(18,290)	(28,038)	(9,477)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(27,585)	(18,109)	(27,901)	(9,696)
Net loss per share available to common stockholders—basic and diluted	$(0.27)	$(0.17)	$(0.27)	$(0.09)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2013
Collaboration revenues	$14,655	$18,452	$6,856	$7,823
Total operating expenses	41,921	47,560	42,780	36,065
Net loss	(28,323)	(30,251)	(39,763)	(32,348)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(28,153)	(30,082)	(39,631)	(33,059)
Net loss per share available to common stockholders—basic and diluted	$(0.29)	$(0.31)	$(0.39)	$(0.33)

20. Subsequent Events

On February 25, 2015, the Company entered into a fourth amendment to the Loan Agreement with Hercules pursuant to which the Company and Hercules agreed to extend the maturity date and the period during which the Company makes interest-only payments on its current term loan in the aggregate principal amount of $40.0 million. As a result of this amendment, the Company will repay the outstanding aggregate principal balance of the term loan beginning on June 1, 2016 and continuing through November 1, 2018. If the FDA approves the Company’s NDA for MM-398 by May 1, 2016, the Company may elect to extend the interest-only period by an additional six months so that the Company would repay the outstanding aggregate principal balance of the term loan beginning on December 1, 2016 and continuing through November 1, 2018. In addition, if the FDA approves the Company’s NDA for MM-398 by May 1, 2016, the Company may elect to draw, at any time until August 1, 2016, an additional term loan advance of up to $15.0 million. Principal and interest payments on the additional term loan advance would be made in the same manner as the Company’s current term loan in the aggregate principal amount of $40.0 million.

On February 23, 2015, the Company entered into an amendment to its facility lease. The lease amendment provides an additional 31,620 square feet of leased space at the Company’s current facility in Cambridge, Massachusetts, with a termination date of June 30, 2019, which is co-terminous with the Company’s existing lease. As a result of this amendment, the Company has additional future minimum lease payments of $1.0 million, $1.8 million, $1.8 million $1.9 million and $0.9 million in fiscal years 2015, 2016, 2017, 2018 and 2019, respectively. In addition, under the terms of the amendment, the landlord will provide the Company with an aggregate leasehold improvement allowance of up to $0.8 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: February 27, 2015	By:	/s/ Robert J. Mulroy
Robert J. Mulroy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Mulroy Robert J. Mulroy	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ William A. Sullivan William A. Sullivan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2015

/s/ Gary L. Crocker Gary L. Crocker	Chairman of the Board	February 27, 2015

/s/ Gordon J. Fehr Gordon J. Fehr	Director	February 27, 2015

/s/ Vivian S. Lee, M.D., Ph.D. Vivian S. Lee, M.D., Ph.D.	Director	February 27, 2015

/s/ John Mendelsohn, M.D. John Mendelsohn, M.D.	Director	February 27, 2015

/s/ Ulrik B. Nielsen, Ph.D. Ulrik B. Nielsen, Ph.D.	Director	February 27, 2015

/s/ Michael E. Porter, Ph.D. Michael E. Porter, Ph.D.	Director	February 27, 2015

/s/ James H. Quigley James H. Quigley	Director	February 27, 2015

/s/ Russell T. Ray Russell T. Ray	Director	February 27, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on April 27, 2012)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

4.2	Form of warrant to purchase shares of Common Stock issued by the Registrant to various parties expiring on December 10, 2015 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.3	Form of warrant to purchase shares of Common Stock issued by the Registrant to various parties expiring on December 17, 2015 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.4	Form of warrant to purchase shares of Common Stock issued by the Registrant to various parties expiring on March 10, 2016 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

4.5	Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

4.6	First Supplemental Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

10.1#	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.3#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.4#	Form of Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.5#	Form of Non-Qualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.6#*	Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Peter N. Laivins

10.7#	Employment Agreement, dated as of September 30, 2011, by and between the Registrant and William M. McClements (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.8#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Robert J. Mulroy (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.9#*	Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Birgit M. Schoeberl

Exhibit Number	Description of Exhibit

10.10#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Edward J. Stewart (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.11#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and William A. Sullivan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.12#	Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.13	Indenture of Lease, dated as of August 24, 2012, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC), as amended by the First Amendment of Lease, dated as of March 18, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.14	Second Amendment of Lease, dated as of September 12, 2013, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013)

10.15*	Third Amendment of Lease, dated as of February 23, 2015, by and between the Registrant and DWF IV One Kendall, LLC

10.16	Sublease, dated as of August 20, 2010, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc., as amended on January 20, 2011, May 4, 2011, May 26, 2011, August 1, 2011 and November 2, 2012 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.17	Amendment No. 6 to Sublease, dated as of December 12, 2013, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014)

10.18†	License and Collaboration Agreement, dated as of September 23, 2014, by and among the Registrant, Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)

10.19†	Assignment, Sublicense and Collaboration Agreement, dated as of May 5, 2011, by and between the Registrant (as successor-in-interest to Merrimack Pharmaceuticals (Bermuda) Ltd.) and PharmaEngine, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.20†	First Amendment to Assignment, Sublicense and Collaboration Agreement, dated as of September 22, 2014, by and between the Registrant and PharmaEngine, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)

10.21†	Development, License and Supply Agreement, dated as of November 25, 2013, by and between the Registrant and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014)

10.22†*	First Amendment to Development, License and Supply Agreement, dated as of January 23, 2015, by and between the Registrant and Watson Laboratories, Inc.

10.23†	Exclusive License Agreement, dated as of November 1, 2000, by and between the Registrant (as successor-in-interest to Hermes BioSciences, Inc.) and The Regents of the University of California, as amended on October 6, 2003, September 13, 2006, June 6, 2007 and September 28, 2007

Exhibit Number	Description of Exhibit

(incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.24†	Exclusive License Agreement, dated as of March 16, 2005, by and between the Registrant and The Regents of the University of California, as amended on November 17, 2009 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.25†	Collaboration Agreement, dated as of November 16, 2009, by and between the Registrant and Adimab LLC, as amended on April 27, 2010, June 2, 2010 and October 11, 2011 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.26†	Sublicense Agreement, dated as of June 30, 2008, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.27†	Amended and Restated Collaboration Agreement, dated as of January 24, 2007, by and between the Registrant and Dyax Corp., as amended on July 31, 2008 and November 6, 2009 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.28	Amendment to Amended and Restated Collaboration Agreement, dated as of January 18, 2012, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.29	Loan and Security Agreement, dated as of November 8, 2012, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2012)

10.30	Amendment, Consent and Waiver, dated as of July 10, 2013, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2013)

10.31	Second Amendment to Loan and Security Agreement, dated as of June 25, 2014, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2014)

10.32	Third Amendment to Loan and Security Agreement, dated as of November 6, 2014, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)

10.33*	Fourth Amendment to Loan and Security Agreement, dated as of February 25, 2015, by and between the Registrant and Hercules Technology Growth Capital, Inc.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith
#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.