Form 10-Q
period 2015-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2015-05-07
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 110,024,338 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our most advanced product candidates and companion diagnostics;

•	our ongoing and planned discovery programs, preclinical studies and clinical trials;

•	the timing of the completion of our clinical trials and the availability of results from such trials;

•	our collaborations with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA and PharmaEngine, Inc. related to MM-398;

•	our ability to establish and maintain additional collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our intellectual property position;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the potential advantages of our Network Biology approach to drug research and development;

•	the potential use of our Network Biology approach in fields other than oncology; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments that we may make.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$28,833	$35,688
Available-for-sale securities	62,938	88,340
Restricted cash	101	101
Accounts receivable	4,248	3,313
Prepaid expenses and other current assets	3,178	4,654

Total current assets	99,298	132,096
Restricted cash	584	584
Property and equipment, net	15,749	14,502
Other assets	139	144
Intangible assets, net	1,445	1,525
In-process research and development	6,200	6,200
Goodwill	3,605	3,605

Total assets	$127,020	$158,656

Liabilities, Non-Controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$42,979	$37,236
Deferred revenues	59,506	59,275
Deferred rent	1,224	1,285
Long-term debt, current portion	—	13,346

Total current liabilities	103,709	111,142
Deferred revenues, net of current portion	23,229	35,682
Deferred rent, net of current portion	5,156	5,401
Deferred tax incentives, net of current portion	468	496
Long-term debt, net of current portion	122,080	106,806
Accrued interest	1,200	1,200

Total liabilities	255,842	260,727

Commitments and contingencies (Note 10)
Non-controlling interest	396	69
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued or outstanding at March 31, 2015 or December 31, 2014	—	—
Common stock, $0.01 par value: 200,000 shares authorized at March 31, 2015 and December 31, 2014; 109,386 and 106,697 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,094	1,067
Additional paid-in capital	559,175	552,037
Accumulated other comprehensive loss	(27)	(74)
Accumulated deficit	(689,460)	(655,170)

Total stockholders’ deficit	(129,218)	(102,140)
Total liabilities, non-controlling interest and stockholders’ deficit	$127,020	$158,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three months ended March 31,
(in thousands, except per share amounts)	2015	2014
(unaudited)

Collaboration revenues	$14,842	$13,034
Operating expenses:
Research and development	35,679	30,324
General and administrative	9,189	6,224

Total operating expenses	44,868	36,548

Loss from operations	(30,026)	(23,514)
Other income and expenses
Interest income	47	35
Interest expense	(4,566)	(4,511)
Other, net	113	236

Net loss	(34,432)	(27,754)
Less net income (loss) attributable to non-controlling interest	327	(169)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(34,759)	$(27,585)

Other comprehensive income:
Unrealized gain on available-for-sale securities	47	16

Other comprehensive income	47	16
Comprehensive loss	$(34,712)	$(27,569)

Net loss per share available to common stockholders—basic and diluted	$(0.32)	$(0.27)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	107,148	102,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(in thousands)	2015	2014
(unaudited)
Cash flows from operating activities
Net loss	$(34,432)	$(27,754)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	1,937	2,144
Depreciation and amortization	1,054	886
Stock-based compensation	3,370	2,936
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	—	(1)
Accounts receivable	(935)	(6,298)
Accounts payable, accrued expenses and other	4,649	(4,549)
Deferred revenues	(12,222)	(1,838)
Other assets and liabilities, net	1,500	3,087

Net cash used in operating activities	(35,079)	(31,387)

Cash flows from investing activities
Purchases of available-for-sale securities	—	(5,100)
Proceeds from maturities of available-for-sale securities	25,163	37,602
Purchases of property and equipment	(1,204)	(1,438)

Net cash provided by investing activities	23,959	31,064

Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	3,136	2,134
Proceeds from issuance of preferred stock of Silver Creek Pharmaceuticals, Inc.	1,129	—

Net cash provided by financing activities	4,265	2,134

Net (decrease) increase in cash and cash equivalents	(6,855)	1,811
Cash and cash equivalents, beginning of period	35,688	65,086

Cash and cash equivalents, end of period	$28,833	$66,897

Non-cash investing and financing activities
Disposal of fully depreciated assets	4	409
Property and equipment in accounts payable and accrued expenses	1,177	—
Receivables related to stock option exercises	200	—

Supplemental disclosure of cash flows
Cash paid for interest	$3,868	$3,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. The Company currently has six targeted therapeutic oncology candidates in clinical development (MM-398, MM-302, MM-121, MM-111, MM-151 and MM-141). The Company’s most advanced program is its investigational agent MM-398. The Company has submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (the “FDA”) for MM-398 as a treatment for metastatic pancreatic cancer in combination with 5-fluorouracil and leucovorin in patients who have been previously treated with gemcitabine. The Company also has multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company also has an agreement to utilize its manufacturing expertise to develop, manufacture and exclusively supply bulk drug to a third party, who will in turn process the drug into a finished product and commercialize it globally. The Company’s discovery and development efforts are driven by Network Biology, which is its proprietary systems biology-based approach to biomedical research. The Company was incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated in the State of Delaware in October 2010.

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

2. Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, is unaudited. The December 31, 2014 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any future period.

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

On March 30, 2015, Silver Creek issued and sold a total of 0.9 million shares of Silver Creek Series B preferred stock at a price per share of $1.35 to investors and received net proceeds of $1.1 million, after deducting issuance costs.

The Company’s ownership of Silver Creek was 58% and 60% as of March 31, 2015 and December 31, 2014, respectively. The consolidated financial statement activity related to Silver Creek was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2014	$69
Net income attributable to Silver Creek	327

Balance at March 31, 2015	$396

(in thousands)	Non-Controlling Interest
Balance at December 31, 2013	$337
Net loss attributable to Silver Creek	(169)

Balance at March 31, 2014	$168

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

For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. For purposes of this calculation, conversion of the Notes, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2015 and 2014 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	As of March 31,
(in thousands)	2015	2014

Options to purchase common stock	20,285	22,243
Common stock warrants	741	2,443
Conversion premium on the Notes	25,000	25,000

4. License and Collaboration Agreements

Baxter

On September 23, 2014, the Company and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, “Baxter”) entered into a license and collaboration agreement (the “Baxter Agreement”) for the development and commercialization of MM-398 outside of the United States and Taiwan (the “Licensed Territory”). As part of the Baxter Agreement, the Company granted Baxter an exclusive, royalty-bearing right and license under the Company’s patent rights and know-how to develop and commercialize MM-398 in the Licensed Territory. Baxter is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercializing MM-398 in the Licensed Territory. A joint steering committee comprised of an equal number of representatives from each of Baxter and the Company is responsible for approving changes to the global development plan for MM-398, including all budgets, and overseeing the parties’ development and commercialization activities with respect to MM-398. Unless otherwise agreed, the Company will be responsible for conducting all clinical trials contemplated by the global development plan for MM-398 and manufacturing all clinical material needed for such trials.

Under the terms of the Baxter Agreement, the Company received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, the Company is eligible to receive from Baxter (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxter Agreement, the Company will bear up to the first $98.8 million of costs related to the development of MM-398 for pancreatic cancer patients who have not previously received gemcitabine; however, the Company expects most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. The Company and Baxter will share equally all other clinical trial costs contemplated by the global development plan. The Company is also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the Licensed Territory.

The Company and Baxter expect to enter into a commercial supply agreement pursuant to which the Company will supply MM-398 bulk drug substance to Baxter and, at Baxter’s option, may manage fill and finish activities to be conducted by a third-party contract manufacturer for Baxter. Baxter also has the option to manufacture MM-398 itself, in which case the Company will perform a technology transfer of its manufacturing process to Baxter.

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

The Company has determined that the collaboration represents a services agreement and as such has estimated the level of effort expected to be completed as a result of providing the identified deliverables. The Company will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by December 31, 2019. The Company will periodically review and, if necessary, revise the estimated service period related to its collaboration with Baxter.

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

During the three months ended March 31, 2015, the Company recognized $14.8 million of revenue under the proportional performance model associated with the Baxter Agreement. During this period, the Company recognized no additional revenue related to substantive or sales milestones associated with the Baxter Agreement.

As of March 31, 2015 and December 31, 2014, the Company maintained the following assets and liabilities related to the Baxter Agreement:

(in thousands)	March 31, 2015	December 31, 2014

Accounts receivable, billed	$1,615	$—
Accounts receivable, unbilled	2,600	1,615
Deferred revenue	78,914	91,156

Of the $78.9 million of deferred revenue related to the Baxter Agreement, $59.5 million is classified as current in the condensed consolidated balance sheets based upon the Company’s estimate of revenue that will be recognized under the proportional performance model as a result of effort expected to be completed within the next twelve months.

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

The Company received total milestone payments of $25.0 million pursuant to the Sanofi Agreement. Under the Sanofi Agreement, Sanofi was responsible for all MM-121 development and manufacturing costs. Sanofi reimbursed the Company for direct costs incurred in both development and manufacturing and compensated the Company for its internal development efforts based on a full time equivalent rate.

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

During the three months ended March 31, 2015, the Company recognized no revenue under the Sanofi Agreement. During the three months ended March 31, 2014, the Company recognized revenue based on the following components of the Sanofi Agreement:

Three months ended March 31,
(in thousands)	2014
Upfront payment	$1,250
Milestone payments	521
Development services	10,700
Manufacturing services and other	563

Total	13,034

The Company performed development services for which revenue was recognized under the Sanofi Agreement in accordance with the specified budget period. Additionally, for the three months ended March 31, 2014, there was approximately $5.8 million of increased revenue related to the Company receiving budget approval for expenses incurred prior to December 31, 2013.

As of March 31, 2015, the Company maintained no assets or liabilities related to the Sanofi Agreement. As of December 31, 2014, the Company maintained the following assets and liabilities related to the Sanofi Agreement:

(in thousands)	December 31, 2014

Accounts receivable, billed	$369
Accounts receivable, unbilled	1,282
Deferred revenue	—

In July 2014, the Company agreed with Sanofi to purchase existing drug supply of MM-121, subject to satisfactory release. The estimated total cost of this drug supply is approximately $4.3 million. The intended purpose of this drug is to supply the Company’s projected drug needs for MM-121 into the second half of 2016.

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

On September 22, 2014, the Company amended the PharmaEngine Agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that the Company is required to pay to

PharmaEngine. As a result of this amendment, the Company made a $7.0 million milestone payment to PharmaEngine in September 2014. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment was paid to PharmaEngine on April 30, 2015. Prior to the amendment of the PharmaEngine Agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense in September 2014.

During the three months ended March 31, 2015 and 2014, the Company recognized research and development expenses of $0.2 million and $0.1 million, respectively, related to the PharmaEngine Agreement.

Actavis

On November 25, 2013, the Company and Watson Laboratories, Inc. (“Actavis”) entered into a development, license and supply agreement (the “Actavis Agreement”) pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. Under the Actavis Agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis Agreement, additional products may be developed for Actavis in the future, the identities of which will be mutually agreed upon. The Company is eligible to receive up to $15.1 million under the Actavis Agreement, of which $3.8 million has been received through March 31, 2015, and the remainder is expected to be received in development funding and development, regulatory and commercial milestone payments related to the Initial Product. The Company will also receive a double digit percentage of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price.

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

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has recorded $3.8 million of billed and billable milestones and development expenses related to the Actavis Agreement as long-term deferred revenue as of March 31, 2015 and December 31, 2014, respectively, that is expected to begin to be recognized in 2016.

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

Recurring Fair Value Measurements

The following tables show assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and the input categories associated with those assets and liabilities:

(in thousands)
As of March 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$23,798	$—	$—
Investments – commercial paper	—	6,497	—
Investments – corporate debt securities	—	56,441	—

As of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$33,199	$—	$—
Investments – commercial paper	—	6,491	—
Investments – corporate debt securities	—	81,849	—

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

Other Fair Value Measurements

The estimated fair value of the $125.0 million aggregate principal amount of the Notes was $253.5 million as of March 31, 2015. The Company estimated the fair value of the Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Notes is $82.6 million due to the bifurcation of the conversion feature of the Notes as described more fully in Note 7, “Borrowings.”

The estimated fair value and carrying value of the loans payable under the Loan Agreement with Hercules was $40.8 million and $40.6 million, respectively, as of March 31, 2015. The Company estimated the fair value of the loans payable by using publically available information related to Hercules’ portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input.

6. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2015 and December 31, 2014 consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Accounts payable	$9,698	$2,510
Accrued goods and services	16,459	17,481
Accrued clinical trial costs	10,125	7,637
Accrued payroll and related benefits	4,745	6,166
Accrued interest	1,549	2,956
Accrued dividends payable	19	19
Deferred tax incentives	384	467

Total accounts payable, accrued expenses and other	$42,979	$37,236

7. Borrowings

Future minimum payments under indebtedness agreements outstanding as of March 31, 2015 are as follows:

(in thousands) As of March 31, 2015:	4.50% Convertible Senior Notes	Loan Agreement
Remainder of 2015	$2,813	$3,224
2016	5,625	13,575
2017	5,625	18,167
2018	5,625	16,639
2019 and thereafter	136,250	—

	155,938	51,605
Less interest	(30,938)	(10,405)
Less unamortized discount	(42,401)	(1,719)
Less current portion	—	—

Loans payable, net of current portion	$82,599	$39,481

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

•	during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events set forth in the indenture governing the Notes.

During the first quarter of 2015, the last reported sales price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2015 was greater than 130% of the conversion price for the Notes on each applicable trading day. As a result, holders may convert their Notes at their option at any time from April 1, 2015 through June 30, 2015.

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

For each of the three months ended March 31, 2015 and 2014, interest expense related to the outstanding principal balance of the Notes was $3.4 million.

Loan Agreement

In November 2012, the Company entered into the Loan Agreement with Hercules pursuant to which the Company received loans in the aggregate principal amount of $40.0 million. The Company, as permitted under the Loan Agreement, had previously extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, the Company entered into an amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend until October 1, 2014 the period during which the Company makes interest-only payments. On November 6, 2014, the Company entered into a further amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend by four additional months the period during which the Company makes interest-only payments. On February 25, 2015, the Company entered into a fourth amendment to the Loan Agreement pursuant to which the Company and Hercules agreed to extend the maturity date and the period during which the Company makes interest-only payments on its current term loan in the aggregate principal amount of $40.0 million. As a result of this amendment, the Company will repay the outstanding aggregate principal balance of the term loan beginning on June 1, 2016 and continuing through November 1, 2018. If the FDA approves the Company’s NDA for MM-398 by May 1, 2016, the Company may elect to extend the interest-only period by an additional six months so that the Company would repay the outstanding aggregate principal balance of the term loan beginning on December 1, 2016 and continuing through November 1, 2018. In addition, if the FDA approves the Company’s NDA for MM-398 by May 1, 2016, the Company may elect to draw, at any time until August 1, 2016, an additional term loan advance of up to $15.0 million. Principal and interest payments on the additional term loan advance would be made in the same manner as the Company’s current term loan in the aggregate principal amount of $40.0 million. This amendment was treated as a debt modification for accounting purposes.

Upon the earlier of full repayment of the loans or November 1, 2016, the Company is required to pay Hercules a fee of $1.2 million, which has been recorded as a discount to the loans and as a long-term liability on the Company’s condensed consolidated balance sheets. Additionally, the Company reimbursed Hercules for costs incurred related to the loans, which has been reflected as a discount to the carrying value of the loans. The Company is amortizing these loan discounts totaling $1.6 million to interest expense over the term of the loans using the effective interest method. For each of the three months ended March 31, 2015 and 2014, interest expense related to Hercules loans payable was $1.2 million.

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

8. Common Stock

As of March 31, 2015 and December 31, 2014, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were approximately 109.4 million and 106.7 million shares of common stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

The shares reserved for future issuance as of March 31, 2015 and December 31, 2014 consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Options to purchase common stock	20,285	19,567
Common stock warrants	741	2,381
Conversion premium on the Notes	25,000	25,000

During the three months ended March 31, 2015, warrants to purchase 1.6 million shares of common stock were exercised in cashless transactions at a weighted average exercise price of $3.00, and 1.2 million shares of common stock were issued. During the three months ended March 31, 2014, warrants to purchase 0.3 million shares of common stock were exercised in cash and cashless transactions at a weighted average exercise price of $3.45, and 0.3 million shares of common stock were issued.

9. Stock-Based Compensation

As of December 31, 2014, there were 2.0 million shares of common stock available to be granted under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan is administered by the Company’s board of directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

In February 2015, 3.7 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. During the three months ended March 31, 2015 and 2014, the Company issued options to purchase 2.3 million and 2.8 million shares of common stock, respectively. At March 31, 2015, there were 3.5 million shares remaining available for grant under the 2011 Plan.

The assumptions used to estimate the fair value of options granted to employees and directors at the date of grant for the three months ended March 31, 2015 were as follows:

Three months ended March 31, 2015
Risk-free interest rate	1.6-1.8%
Expected dividend yield	0%
Expected term	5.9 years
Expected volatility	67%

Options granted to employees generally vest over a three year period. The Company recognized stock-based compensation expense as follows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(in thousands)	2015	2014
Employee awards:
Research and development	$1,967	$1,681
General and administrative	1,377	1,292

Stock-based compensation for employee awards	3,344	2,973
Stock-based compensation for non-employee awards	26	(37)

Total stock-based compensation	$3,370	$2,936

The stock-based compensation for non-employee awards recognized during the three months ended March 31, 2014 was negative due to the change in fair value of options granted during previous periods.

The following table summarizes stock option activity during the three months ended March 31, 2015:

(in thousands, except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2014	19,556	$4.47	6.17	$133,599
Granted	2,276	$9.09
Exercised	(1,464)	$2.14
Forfeited	(83)	$5.69

Outstanding, March 31, 2015	20,285	$5.15	6.55	$136,489

Vested and expected to vest, March 31, 2015	19,937	$5.11	6.51	$134,914
Exercisable, March 31, 2015	14,302	$4.33	5.53	$107,983

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock.

10. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. Total rent expense under these operating leases was $1.6 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.

Other Commitments

In March 2015, the Company received an award of $1.4 million of tax incentives from the Massachusetts Life Sciences Center, which allows the Company to monetize approximately $1.2 million of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental 75 employees and to maintain the additional headcount through at least December 31, 2019. The Company has deferred and will amortize the benefit of the monetization on a straight-line basis over the five-year performance period, commencing with a cumulative catch-up when the pledge is achieved. Failure to achieve this commitment could result in the Company being required to repay some or all of these incentives.

11. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on the consolidated financial statements.

In August 2014, the FASB issued guidance outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not anticipate a material impact to the consolidated financial statements as a result of this change.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning on or after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The Company is currently assessing the impact that adoption of ASU 2015-03 might have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. We were founded by a team of scientists from The Massachusetts Institute of Technology and Harvard University who sought to develop a systems biology-based approach to biomedical research. The core of our approach to systems biology, which we call Network Biology, is to apply multidisciplinary and multitechnology capabilities to build functional and predictive computational models of biological systems, such as cell signaling networks, that allow us to engineer treatments that are directed at the mechanisms of disease. Our mission is to employ these insights to provide patients, physicians and the healthcare system with the medicines, tools and information to deliver integrated healthcare solutions that improve both the quality of outcomes and the efficiency of care. We currently have six targeted therapeutic oncology candidates in clinical development. Our most advanced program is our investigational agent MM-398. We have submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for MM-398 as a treatment for metastatic pancreatic cancer in combination with 5-fluorouracil, or 5-FU, and leucovorin in patients who have been previously treated with gemcitabine. Additionally, we have multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines.

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our systems biology approach, conducting clinical trials for our product candidates, protecting our intellectual property, preparing for commercial launch of MM-398 and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through March 31, 2015, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our April 2012 initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of 4.50% convertible senior notes due 2020, or the convertible senior notes, in our July 2013 underwritten public offering and $343.4 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of a third-party pharmaceutical company, for which we have received $3.8 million in upfront fees and reimbursements as of March 31, 2015.

As of March 31, 2015, we had unrestricted cash and cash equivalents and available-for-sale securities of $91.8 million. We expect to be able to fund operations into 2016 through our unrestricted cash and cash equivalents and available-for-sale securities as of March 31, 2015, $66.5 million of net milestones related to MM-398 that we anticipate receiving from Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, which we collectively refer to as Baxter, in 2015, after offsetting payments to PharmaEngine, Inc., or PharmaEngine, and anticipated cost sharing reimbursements from Baxter.

We have never been profitable and, as of March 31, 2015, we had an accumulated deficit of $689.5 million. Our net loss was $34.4 million and $27.8 million for the three months ended March 31, 2015 and 2014, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development.

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

Under the terms of the Baxter agreement, we received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, we are eligible to receive from Baxter (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxter agreement, we will bear up to the first $98.8 million of costs related to the development of

MM-398 for pancreatic cancer patients who have not previously received gemcitabine; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxter all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the licensed territory.

We expect to enter into a commercial supply agreement with Baxter pursuant to which we will supply MM-398 bulk drug substance to Baxter and, at Baxter’s option, may manage fill and finish activities to be conducted by a third-party contract manufacturer for Baxter. Baxter also has the option to manufacture MM-398 itself, in which case we will perform a technology transfer of our manufacturing process to Baxter.

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

We have determined that the collaboration represents a services agreement and as such have estimated the level of effort expected to be completed as a result of providing the identified deliverables. We will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by December 31, 2019. We will periodically review and, if necessary, revise the estimated service period related to our collaboration with Baxter.

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

During the three months ended March 31, 2015, we recognized $14.8 million of revenue under the proportional performance model associated with the Baxter agreement. During this period, we recognized no additional revenue related to substantive or sales milestones associated with the Baxter agreement.

As of March 31, 2015 and December 31, 2014, we maintained the following assets and liabilities related to the Baxter agreement:

(in thousands)	March 31, 2015	December 31, 2014

Accounts receivable, billed	$1,615	$—
Accounts receivable, unbilled	2,600	1,615
Deferred revenue	78,914	91,156

Of the $78.9 million of deferred revenue related to the Baxter agreement, $59.5 million is classified as current in the consolidated balance sheets based upon our estimate of revenue that will be recognized under the proportional performance model as a result of effort expected to be completed within the next twelve months.

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi, which we refer to as the Sanofi agreement, for the development and commercialization of MM-121. On June 17, 2014, we agreed with Sanofi to terminate the Sanofi agreement effective December 17, 2014. In connection with the agreement to terminate the Sanofi agreement, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to us in July 2014, and we have waived Sanofi’s obligation to reimburse us for MM-121 development costs incurred after the effective termination date. Effective upon the termination of the Sanofi agreement, we will not be entitled to receive any additional fees, milestone payments or reimbursements from the collaboration.

Through March 31, 2015, Sanofi had paid us a nonrefundable, noncreditable upfront license fee of $60.0 million, as well as additional aggregate milestone payments of $25.0 million. Under the Sanofi agreement, Sanofi was responsible for all MM-121 development and manufacturing costs. Sanofi reimbursed us for internal time at a designated full-time equivalent rate per year and reimbursed us for direct costs and services related to the development and manufacturing of MM-121.

We recognized cost reimbursements for MM-121 development services within the period they were incurred and billable. Billable expenses were defined during each specified budget period. In the event that total development services expense incurred and expected to be incurred during any particular budget period exceeded the total contractually allowed billable amount for development services during that period, we recognized only a percentage of the development services incurred as revenue during that period.

At the inception of the collaboration, we determined that the license, the right to future technology, back-up compounds, participation on steering committees and manufacturing services performance obligations comprising the Sanofi agreement represented a single unit of accounting. As we could not reasonably estimate our level of effort over the collaboration, we recognized revenue from the upfront payment, milestone payment and manufacturing services payments using the contingency-adjusted performance model over the expected development period, which was initially estimated to be 12 years from the effective date of the Sanofi agreement.

As a result of the agreement to terminate the Sanofi agreement, the development period was revised to end as of December 17, 2014 and the balance of deferred revenue remaining as of April 1, 2014 was recognized prospectively on a straight-line basis over the remaining development period, ending on December 17, 2014. During the three months ended March 31, 2015, we recognized no revenue associated with the Sanofi agreement. During the three months ended March 31, 2014, we recognized revenue based on the following components of the Sanofi agreement:

(in thousands)	Three months ended March 31, 2014
Upfront payment	$1,250
Milestone payments	521
Development services	10,700
Manufacturing services and other	563

Total	13,034

The decrease in the revenue recognition over the three months ended March 31, 2015 is due to the termination of the Sanofi agreement effective December 17, 2014.

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. Under the Actavis agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.1 million, of which $3.8 million has been received through March 31, 2015, and the remainder is expected to be received in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

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

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have recorded $3.8 million of total billed and billable milestones and development expenses related to the Actavis agreement as long-term deferred revenue as of March 31, 2015 and December 31, 2014 that we expect to begin recognizing in 2016.

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine, which we refer to as the PharmaEngine agreement, under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, prior to entering into the Baxter agreement, we had the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of MM-398, which occurred and was paid in the first quarter of 2012.

On September 22, 2014, we amended the PharmaEngine agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that we are required to pay to PharmaEngine. As a result of this amendment, we made a $7.0 million milestone payment to PharmaEngine. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment was paid to PharmaEngine on April 30, 2015. Prior to the amendment of the PharmaEngine agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense during September 2014.

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $27.0 million in upfront license fees and milestone payments, including $5.0 million that we were contractually obligated to pay on April 30, 2015. In addition to these amounts, we will also be required to pay PharmaEngine up to an additional $70.0 million in aggregate regulatory milestones, including an estimated $11.0 million of milestones payments expected to be made in 2015, and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the PharmaEngine agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the PharmaEngine agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended March 31, 2015 and 2014, we recognized research and development expenses of $0.2 million and $0.1 million, respectively.

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

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research, development and manufacturing efforts and reimbursements, milestone and other payments from collaborations, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until the fourth quarter of 2015 at the earliest, if at all. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

We expect that revenues in 2015 under the Baxter agreement will exceed revenues in 2014, as we will have performed a full year of services under the Baxter agreement. As a result, we expect to recognize additional revenue under our proportional performance model. Additionally, we expect to achieve a $20 million substantive regulatory milestone included within the Baxter agreement that will result in the recognition of additional revenue during 2015.

We do not expect to record any revenues under the Sanofi agreement in 2015 due to the termination of the Sanofi agreement effective December 17, 2014.

Research and development expense

Research and development expenses consist of the costs associated with our research and discovery activities, including investment in our Network Biology approach, conduct of preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

•	employee salaries and related expenses, which include stock compensation and benefits for the personnel involved in our drug discovery and development activities;

•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites;

•	manufacturing material expense for in-house manufacturing and third-party manufacturing organizations and consultants, including costs associated with manufacturing product prior to regulatory approval;

•	license fees for and milestone payments related to in-licensed products and technologies; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We expect to maintain or increase our research and development expenses for the foreseeable future as we continue to development our most advanced product candidates and further advance our preclinical products and earlier stage research and development projects.

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

	Three months ended March 31,
(in thousands)	2015	2014
MM-398	$8,985	$4,985
MM-302	4,939	3,757
MM-121	2,194	1,898
MM-111	2,465	3,399
MM-151	1,188	4,107
MM-141	3,633	2,316
Preclinical, general research and discovery	10,306	8,181
Stock compensation	1,970	1,681

Total research and development expense	$35,679	$30,324

The development, regulatory and clinical expenses related to the Actavis agreement are included within our preclinical, general research and discovery expenses.

MM-398

We have submitted an NDA to the FDA for MM-398 as a treatment for metastatic pancreatic cancer in combination with 5-FU and leucovorin in patients who have been previously treated with gemcitabine. We recently expanded a Phase 1 translational clinical study in breast cancer designed to identify predictive biomarkers associated with MM-398 for the purpose of estimating drug delivery to the tumor and patient response. In addition, we are also collaborating with several investigators to conduct additional trials of MM-398, including an investigator-sponsored Phase 1 clinical trial in glioma and an investigator-initiated Phase 1 clinical trial in pediatric solid tumors, which is being conducted under our investigational new drug application. Additionally, we anticipate initiating additional clinical trials of MM-398 in front-line pancreatic cancer and gastric cancer.

In the first quarter of 2012, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial. In the third quarter of 2014, we made a milestone payment of $7.0 million to PharmaEngine in connection with entering into the Baxter agreement. As a result of the amendment of the PharmaEngine agreement in September 2014, a previously contingent $5.0 million milestone payment was paid to PharmaEngine on April 30, 2015. We are not obligated to make any other milestone payments to PharmaEngine with respect to regulatory submissions or approvals in the United States. We will also be required to pay PharmaEngine up to an additional $70.0 million in aggregate regulatory milestones and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates range from high single digits up to the low teens as a percentage of net sales of MM-398 in these territories.

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

MM-141

We are currently conducting one Phase 1 clinical trial of MM-141 in solid tumors and a Phase 2 clinical trial of MM-141 in front-line pancreatic cancer, which was initiated in May 2015.

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

Interest expense

Interest expense consists primarily of cash and non-cash interest recorded on our loans payable and convertible senior notes. We expect that interest expense in 2015 will be comparable with 2014, continuing through the time periods that our loans payable and convertible senior notes remain outstanding.

Other income

Other income consists primarily of the recognition of tax incentives and other one-time income or expense-related items.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, lease accounting, valuation of derivative liabilities and embedded conversion options, useful lives with respect to long-lived assets and intangibles, valuation of stock options, convertible preferred stock warrants, contingencies, accrued expenses, including clinical research cost accruals, and other, intangible assets, goodwill, in-process research and development and tax valuation reserves. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Upon entering into the Baxter agreement, we were required to make estimates and assumptions regarding the units of accounting and the inputs used in the revenue recognition model. We will evaluate these estimates and judgments on an ongoing basis going forward.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 27, 2015, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2014. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

	Three months ended March 31,
(in thousands)	2015	2014
Collaboration revenues	$14,842	$13,034
Research and development expenses	35,679	30,324
General and administrative expenses	9,189	6,224

Loss from operations	(30,026)	(23,514)
Interest income	47	35
Interest expense	(4,566)	(4,511)
Other income	113	236

Net loss	$(34,432)	$(27,754)

Collaboration revenues

Collaboration revenues for the three months ended March 31, 2015 were $14.8 million, compared to $13.0 million for the three months ended March 31, 2014, an increase of $1.8 million, or 14%. This increase was primarily attributable to $14.8 million of revenue related to the Baxter agreement which was entered into during the third quarter of 2014. This increase was offset by decreased revenue related to the termination of the Sanofi agreement effective December 17, 2014.

Research and development expenses

Research and development expenses for the three months ended March 31, 2015 were $35.7 million, compared to $30.3 million for the three months ended March 31, 2014, an increase of $5.4 million, or 18%. This increase was primarily attributable to:

•	$4.0 million of increased expenses related to the manufacturing campaign and ongoing clinical trials related to MM-398;

•	$2.1 million of increased expenses on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development;

•	$1.3 million of increased expenses related to an ongoing clinical trial and diagnostic efforts related to MM-141; and

•	$1.2 million of increased MM-302 expenses related to the August 2014 initiation of a Phase 2 clinical trial of MM-302 in breast cancer.

These increases were partially offset by $2.9 million of decreased MM-151 expenses primarily due to the timing of costs associated with our ongoing clinical trial, diagnostic efforts and a manufacturing campaign, as well as a $0.9 million decrease in expenses primarily due to the decision to stop enrolling patients in the MM-111 clinical trial.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2015 were $9.2 million, compared to $6.2 million for the three months ended March 31, 2014, an increase of $3.0 million, or 48%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the three months ended March 31, 2015 was $4.6 million, compared to $4.5 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through March 31, 2015, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible senior notes in our July 2013 underwritten public offering, and $343.4 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $3.8 million in upfront fees and reimbursements as of March 31, 2015. As of March 31, 2015, we had unrestricted cash and cash equivalents and available-for-sale securities of $91.8 million.

As of March 31, 2015, within our unrestricted cash and cash equivalents, $1.0 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $1.0 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
(in thousands)	2015	2014

Cash used in operating activities	$(35,079)	$(31,387)
Cash provided by investing activities	23,959	31,064
Cash provided by financing activities	4,265	2,134

Net (decrease) increase in cash and cash equivalents	$(6,855)	$1,811

Operating activities

Cash used in operating activities of $35.1 million during the three months ended March 31, 2015 was primarily a result of our net loss of $34.4 million as well as a decrease in deferred revenue due to the recognition of revenue under the proportional performance model associated with the Baxter agreement. These changes were partially offset by an increase in accounts payable as well as stock-based compensation charges. Cash used in operating activities of $31.4 million during the three months ended March 31, 2014 was primarily a result of our net loss of $27.8 million and changes in operating assets and liabilities of $9.6 million, partially offset by non-cash items of $6.0 million.

Investing activities

Cash provided by investing activities of $24.0 million during the three months ended March 31, 2015 was primarily due to the maturities of marketable securities of $25.2 million, partially offset by $1.2 million of purchases of property and equipment. Cash provided by investing activities of $31.1 million during the three months ended March 31, 2014 was primarily due to proceeds from maturities and sales of available-for-sale securities net of purchases of $32.5 million, partially offset by $1.4 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $4.3 million during the three months ended March 31, 2015 was primarily a result of $3.1 million of proceeds from the issuance of common stock related to stock option and common stock warrant exercises as well as $1.1 million of proceeds from the issuance of convertible preferred stock of Silver Creek. Cash provided by financing activities of $2.1 million during the three months ended March 31, 2014 was primarily due to proceeds from the exercise of common stock options and warrants.

Borrowings and other liabilities

We have convertible debt outstanding as of March 31, 2015 related to our 4.50% convertible senior notes due 2020, which we issued in July 2013 in the aggregate principal amount of $125.0 million. The convertible senior notes are convertible into common stock upon satisfaction of certain conditions. The convertible senior notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The convertible senior notes will mature on July 15, 2020 unless earlier repurchased by us or converted at the option of holders. See Note 7, “Borrowings,” in the accompanying notes to condensed consolidated financial statements for additional information.

In November 2012, we entered into a $40.0 million Loan and Security Agreement, or loan agreement, with Hercules Technology Growth Capital, Inc., or Hercules, which, as amended, provides for interest-only payments until June 1, 2016. Beginning on June 1, 2016, the aggregate outstanding principal balance of the loans is due in equal monthly installments of principal and interest, with the remaining principal balance and interest due and payable on November 1, 2018. An additional $1.2 million is due to Hercules upon the earlier of full repayment of the loans or November 1, 2016, which amount has been recorded as a discount to the loans and as a long-term liability on our condensed consolidated balance sheets. See Note 7, “Borrowings,” in the accompanying notes to condensed consolidated financial statements for additional information.

Funding requirements

We have not completed development of any therapeutic products or companion diagnostics, although we have submitted an NDA to the FDA for MM-398 as a treatment for metastatic pancreatic cancer in combination with 5-FU and leucovorin in patients who have been previously treated with gemcitabine. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our most advanced product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials, including MM-398 in combination with 5-FU and leucovorin;

•	establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize products for which we may seek regulatory approval, including MM-398 in combination with 5-FU and leucovorin; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

As of March 31, 2015, we had unrestricted cash and cash equivalents and available-for-sale securities of $91.8 million. We expect to be able to fund operations into 2016 through our unrestricted cash and cash equivalents and available-for-sale securities as of March 31, 2015, $66.5 million of net milestones related to MM-398 that we anticipate receiving from Baxter in 2015, after offsetting payments to PharmaEngine, and anticipated cost sharing reimbursements from Baxter. The $66.5 million of anticipated net milestones includes a one-time $20.0 million regulatory milestone payment owed from Baxter to us if the European Medicines Agency, or EMA, or another major European Union country’s regulatory authority accepts a drug approval application for MM-398. This milestone payment would be offset by an $11.0 million milestone payment from us to PharmaEngine upon such acceptance. As a result of Baxter’s recent submission of a drug approval application for MM-398 to the EMA, we expect the EMA’s acceptance of the application to occur in the second quarter of 2015.

We have based the funding requirement estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Contractual obligations and commitments

In March 2015, we received an award of $1.4 million of tax incentives from the Massachusetts Life Sciences Center, which allows us to monetize approximately $1.2 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 75 employees and to maintain the additional headcount through at least December 31, 2019. Income related to this award will not be recognized until the pledged headcount has been achieved. Failure to achieve this commitment could result in us being required to repay some or all of these incentives.

As of March 31, 2015, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business.

In July 2014, we agreed with Sanofi to purchase existing drug supply of MM-121, subject to satisfactory release. The estimated total cost of this drug supply is approximately $4.3 million. The intended purpose of this drug is to supply our projected drug for MM-121 needs into the second half of 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted for annual periods beginning after December 15, 2016. We are currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning on or after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. We are currently assessing the impact that adoption of ASU 2015-03 might have on our consolidated financial statements.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

We recently received a final determination in an opposition proceeding at the European Patent Office. Our opposition to Zensun (Shanghai) Science and Technology Ltd.’s, or Zensun, EP1187634 patent was filed in September 2008 on the grounds of added matter, insufficient disclosure, lack of novelty and lack of inventive step. In August 2010, the European Patent Office’s Opposition Division issued a written decision revoking Zensun’s patent. Zensun appealed that decision, and the patent was revived pending the outcome of the appeal. On March 5, 2015, the European Patent Board of Appeals held oral proceedings on Zensun’s appeal. When Zensun withdrew their appeal at the oral proceedings, Zensun’s EP1187634 patent was again revoked, and the revocation was final as of that date.

Item 1A.	Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $34.4 million for the three months ended March 31, 2015, $83.6 million for the year ended December 31, 2014 and $130.7 million for the year ended December 31, 2013. As of March 31, 2015, we had an accumulated deficit of $689.5 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our most advanced product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials, including MM-398 in combination with 5-FU and leucovorin;

•	establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize products for which we may seek regulatory approval, including MM-398 in combination with 5-FU and leucovorin; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We currently have, and will continue to have, a significant amount of indebtedness. As of March 31, 2015, we had outstanding borrowings in an aggregate principal amount of $40.0 million under the loan agreement with Hercules. In addition, on July 17, 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. We could in the future incur additional indebtedness beyond such amounts.

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

We expect to be able to fund operations into 2016 through our unrestricted cash and cash equivalents and available-for-sale securities of $91.8 million as of March 31, 2015, $66.5 million of net milestones related to MM-398 that we anticipate receiving from Baxter in 2015, after offsetting payments to PharmaEngine, and anticipated cost sharing reimbursements from Baxter. Our future capital requirements will depend on many factors, including:

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available until the fourth quarter of 2015 at the earliest, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

We have invested a significant portion of our efforts and financial resources in the acquisition of rights to MM-398 and the development of our other most advanced product candidates for the treatment of various types of cancer. All of our therapeutic product candidates are still in preclinical and clinical development. Our ability to generate product revenues, which we do not expect will occur until the fourth quarter of 2015 at the earliest, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of our product candidates, which include both our therapeutic product candidates and companion diagnostic candidates, will depend on several factors, including the following:

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to obtain a statistically significant result as required by the FDA or other regulatory authorities. In addition, many of our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. Patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates or rely upon treatment with existing therapies that may preclude them from eligibility for our clinical trials.

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

We also intend to utilize companion diagnostics in several of our planned clinical trials, including planned clinical trials of MM-121 and MM-141, to preselect patients who will receive specified treatment regimens. We will rely on third-party laboratories to test patient samples in connection with such companion diagnostics. Any failure on the part of these laboratories to properly perform such testing could jeopardize those clinical trials and delay or prevent the approval of the associated therapeutic candidate.

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

We have a manufacturing facility located at our corporate headquarters in Cambridge, Massachusetts. We manufacture drug substance at this facility that we use for research and development purposes and for clinical trials of our product candidates. We have limited experience in manufacturing products at a commercial scale. Our current facility may not be sufficient to permit manufacturing of our product candidates for Phase 3 clinical trials or commercial sale. In order to meet our business plan, which contemplates our internally manufacturing drug substance for most of our clinical trials and, over the long-term, for a significant portion of our commercial requirements, we will need to upgrade and expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

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

We expect to continue to contract with third parties for at least some aspects of the production of our product candidates for clinical trials and for our products if they are approved for commercial sale. This increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

For instance, in 2010, a former fill-finish third-party contractor that we used to fill and package both MM-121 and MM-111 experienced FDA inspection issues with its quality control processes that resulted in a formal warning letter from the FDA. As a result, we pulled some MM-121 from clinical trial sites and replaced it with MM-121 that was filled by a different contractor. This restocking resulted in a few patients missing one or two doses of MM-121. In addition, the FDA placed a partial clinical hold on our clinical trials of MM-111 until MM-111 filled and packaged by a new third-party contractor that we engaged was available. This restocking resulted in a short delay in the dosing of a few patients without any patients missing a dose. It is possible that we could experience similar issues with other contractors.

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

As a condition of reimbursement by various U.S. federal and state healthcare programs, if any of our product candidates are approved by the FDA, we will be required to calculate and report certain pricing information to U.S. federal and state healthcare agencies. For example, we would be required to provide average selling price information to the Centers for Medicare & Medicaid Services on a quarterly basis in order to compute Medicare Part B payment rates. Price reporting and payment obligations are highly complex and vary among products and programs. The calculation of average selling price includes a number of inputs from contracts with wholesalers, specialty distributors, group purchasing organizations and other customers. It would also require us to make an assessment of whether these agreements are deemed to be for bona fide services and that the services are deemed to be at fair market value in our industry and for our products. Our processes for estimating amounts due under these governmental pricing programs will almost certainly involve subjective decisions. As a result, our price reporting calculations would be subject to the risk of errors and our methodologies for calculating these prices could be challenged under the federal False Claims Act or other laws. In addition, the Health Care Reform Law modified the rules related to certain price reports and expanded the scope of pharmaceutical product sales to which Medicaid rebates apply, among other things. Uncertainty exists currently, as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. This uncertainty in the interpretation of the legislation increases the chances of an error in price reporting, which could in turn lead to a legal challenge, restatement or investigation. If we become subject to investigations, restatements or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-

party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

•	the U.S. Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from paying, offering to pay, promising or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity, and encompasses many healthcare professionals in many countries under the definition of a foreign government official;

•	the Bribery Act, which applies to U.S. companies such as ourselves that conduct business in the United Kingdom, proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official and failing to have adequate procedures to prevent employees and other agents from giving bribes; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: May 7, 2015	By:	/s/ William A. Sullivan
William A. Sullivan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Peter N. Laivins (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.2	Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Birgit M. Schoeberl (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.3	Third Amendment of Lease, dated as of February 23, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.4†	First Amendment to Development, License and Supply Agreement, dated as of January 23, 2015, by and between the Registrant and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.5	Fourth Amendment to Loan and Security Agreement, dated as of February 25, 2015, by and between the Registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
+	Furnished herewith.