Form 10-Q
period 2015-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2015-08-10
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 111,419,126 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our clinical stage product candidates and companion diagnostics;

•	our ongoing and planned discovery programs, preclinical studies and clinical trials;

•	the timing of the completion of our clinical trials and the availability of results from such trials;

•	our collaborations with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, which we collectively refer to as Baxalta, and PharmaEngine, Inc., or PharmaEngine, related to MM-398;

•	our ability to establish and maintain additional collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our intellectual property position;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the potential advantages of our systems biology approach to drug research and development;

•	the potential use of our systems biology approach in fields other than oncology; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$33,664	$35,688
Available-for-sale securities	33,991	88,340
Restricted cash	101	101
Accounts receivable	1,762	3,313
Prepaid expenses and other current assets	5,366	4,654

Total current assets	74,884	132,096
Restricted cash	584	584
Property and equipment, net	18,273	14,502
Other assets	132	144
Intangible assets, net	1,365	1,525
In-process research and development	6,200	6,200
Goodwill	3,605	3,605

Total assets	$105,043	$158,656

Liabilities, Non-Controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$46,626	$37,236
Deferred revenues	59,346	59,275
Deferred rent	1,582	1,285
Long-term debt, current portion	1,058	13,346

Total current liabilities	108,612	111,142
Deferred revenues, net of current portion	9,109	35,682
Deferred rent, net of current portion	5,652	5,401
Deferred tax incentives, net of current portion	417	496
Long-term debt, net of current portion	123,117	106,806
Accrued interest	1,200	1,200

Total liabilities	248,107	260,727
Commitments and contingencies (Note 10)
Non-controlling interest	273	69
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued or outstanding at June 30, 2015 or December 31, 2014	—	—
Common stock, $0.01 par value: 200,000 shares authorized at June 30, 2015 and December 31, 2014; 110,798 and 106,697 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,108	1,067
Additional paid-in capital	567,754	552,037
Accumulated other comprehensive loss	(6)	(74)
Accumulated deficit	(712,193)	(655,170)

Total stockholders’ deficit	(143,337)	(102,140)
Total liabilities, non-controlling interest and stockholders’ deficit	$105,043	$158,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts) (unaudited)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Collaboration revenues	$36,558	$27,815	$51,399	$40,849
Operating expenses:
Research and development	42,806	33,795	78,485	64,119
General and administrative	12,315	7,921	21,504	14,145

Total operating expenses	55,121	41,716	99,989	78,264

Loss from operations	(18,563)	(13,901)	(48,590)	(37,415)
Other income and expenses
Interest income	34	20	80	55
Interest expense	(4,482)	(4,570)	(9,048)	(9,081)
Other, net	110	161	224	397

Net loss	(22,901)	(18,290)	(57,334)	(46,044)
Less net income (loss) attributable to non-controlling interest	(123)	(181)	204	(350)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(22,778)	$(18,109)	$(57,538)	$(45,694)

Other comprehensive income:
Unrealized gain on available-for-sale securities	21	5	68	21

Other comprehensive income	21	5	68	21
Comprehensive loss	(22,757)	(18,104)	(57,470)	(45,673)

Net loss per share available to common stockholders—basic and diluted	$(0.21)	$(0.17)	$(0.53)	$(0.44)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	109,975	103,809	108,662	103,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(57,334)	$(46,044)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	4,038	4,267
Depreciation and amortization	2,092	2,241
Stock-based compensation	8,337	7,091
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	—	(4)
Accounts receivable	1,711	(748)
Accounts payable, accrued expenses and other	7,474	(6,027)
Deferred revenues	(26,502)	(26,169)
Other assets and liabilities, net	527	1,173

Net cash used in operating activities	(59,657)	(64,220)

Cash flows from investing activities
Purchases of available-for-sale securities	—	(20,100)
Proceeds from maturities of available-for-sale securities	53,963	94,733
Purchases of property and equipment	(4,105)	(2,983)

Net cash provided by investing activities	49,858	71,650

Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	6,542	4,936
Proceeds from issuance of preferred stock of Silver Creek Pharmaceuticals, Inc.	1,233	—
Proceeds from convertible notes issued by Silver Creek Pharmaceuticals, Inc., net of issuance costs	—	300
Other financing activities, net	—	(1)

Net cash provided by financing activities	7,775	5,235

Net (decrease) increase in cash and cash equivalents	(2,024)	12,665
Cash and cash equivalents, beginning of period	35,688	65,086

Cash and cash equivalents, end of period	$33,664	$77,751

Non-cash investing and financing activities
Disposal of fully depreciated assets	106	670
Property and equipment in accounts payable and accrued expenses	2,060	564
Receivables related to stock option exercises	160	—

Supplemental disclosure of cash flows
Cash paid for interest	$4,946	$4,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. The Company has multiple targeted therapeutic oncology candidates in clinical development. The Company’s most advanced program is its investigational agent MM-398. The U.S. Food and Drug Administration (the “FDA”) has accepted for review a New Drug Application (“NDA”) for MM-398 in combination with 5-fluorouracil (“5-FU”) and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy and granted priority review status to the NDA. The FDA has set a goal of October 24, 2015 as the action date for the NDA under the Prescription Drug User Fee Act. In addition, the European Medicines Agency (the “EMA”) accepted for review a Marketing Authorization Application (“MAA”) filed by Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH (collectively, “Baxalta”) for MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy. The Company also has multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company also has an agreement to utilize its manufacturing expertise to develop, manufacture and exclusively supply bulk drug to a third party, who will in turn process the drug into finished product and commercialize it globally. The Company was incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated in the State of Delaware in October 2010.

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

2. Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, is unaudited. The December 31, 2014 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any future period.

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

During the six months ended June 30, 2015, Silver Creek issued and sold a total of 1.0 million shares of Silver Creek Series B preferred stock at a price per share of $1.35 to investors and received net proceeds of $1.2 million, after deducting issuance costs. The Company’s ownership of Silver Creek was 57% and 60% as of June 30, 2015 and December 31, 2014, respectively. The consolidated financial statement activity related to Silver Creek was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2014	$69
Net income attributable to Silver Creek	204

Balance at June 30, 2015	$273

(in thousands)	Non-Controlling Interest
Balance at December 31, 2013	$337
Net loss attributable to Silver Creek	(350)

Balance at June 30, 2014	$(13)

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

For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. For purposes of this calculation, conversion of the Notes, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2015 and 2014 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	As of June 30,
(in thousands)	2015	2014
Options to purchase common stock	19,426	21,245
Common stock warrants	377	2,407
Conversion premium on the Notes	25,000	25,000

4. License and Collaboration Agreements

Baxalta

On September 23, 2014, the Company and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA entered into a license and collaboration agreement (the “Baxalta Agreement”) for the development and commercialization of MM-398 outside of the United States and Taiwan (the “Licensed Territory”). In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta Agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta Agreement, the Company granted Baxalta an exclusive, royalty-bearing right and license under the Company’s patent rights and know-how to develop and commercialize MM-398 in the Licensed Territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercializing MM-398 in the Licensed Territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and the Company is responsible for approving changes to the global development plan for MM-398, including all budgets, and overseeing the parties’ development and commercialization activities with respect to MM-398. Unless otherwise agreed, the Company will be responsible for conducting all clinical trials contemplated by the global development plan for MM-398 and manufacturing all clinical material needed for such trials.

Under the terms of the Baxalta Agreement, the Company received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, the Company is eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which the Company expects to receive $62.5 million from Baxalta in the second half of 2015, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which the Company has received $20.0 million from Baxalta as of June 30, 2015, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta Agreement, the Company will bear up to the first $98.8 million of costs related to the development of MM-398 for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, the Company expects most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. The Company and Baxalta will share equally all other clinical trial costs contemplated by the global development plan. The Company is also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the Licensed Territory.

The Company and Baxalta expect to enter into a commercial supply agreement pursuant to which the Company will supply MM-398 bulk drug substance to Baxalta and, at Baxalta’s option, may manage fill and finish activities to be conducted by a third-party contract manufacturer for Baxalta. Baxalta also has the option to manufacture MM-398 itself, in which case the Company will perform a technology transfer of its manufacturing process to Baxalta.

Under the Baxalta Agreement, the Company granted Baxalta a right of first negotiation to obtain a license to develop and commercialize MM-111, MM-141 and MM-302 outside of the United States.

If not terminated earlier by either party, the Baxalta Agreement will expire upon expiration of all royalty and other payment obligations of Baxalta under the Baxalta Agreement. Either party may terminate the Baxalta Agreement in the event of an uncured material breach by the other party. Baxalta may also terminate the Baxalta Agreement on a product-by-product, country-by-country or sub-territory-by-sub-territory basis or in its entirety, for its convenience, upon 180 days’ prior written notice. In addition, the Company may terminate the Baxalta Agreement if Baxalta challenges or supports any challenge of the Company’s licensed patent rights.

At the inception of the collaboration, the Company identified the following deliverables as part of the Baxalta Agreement: (i) license to develop and commercialize MM-398 in Baxalta’s territories, (ii) discovery, research, development and manufacturing services required to complete ongoing clinical trials related to MM-398, (iii) discovery, research, development and manufacturing services needed to complete future clinical trials in further indications related to MM-398, (iv) the option to perform a technology transfer of the Company’s manufacturing process related to the production of MM-398 to Baxalta and (v) participation on the joint steering committee.

The Company concluded that none of the deliverables identified at the inception of the collaboration has standalone value from the other undelivered elements. As such, all deliverables represent a single unit of accounting.

The Company has determined that the collaboration represents a services agreement and as such has estimated the level of effort expected to be completed as a result of providing the identified deliverables. The Company will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by December 31, 2019. The Company will periodically review and, if necessary, revise the estimated service period related to its collaboration with Baxalta.

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

During the second quarter of 2015, the EMA accepted for review an MAA filed by Baxalta for MM-398. As a result of this acceptance, the Company recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. During the three and six months ended June 30, 2015, the Company recognized revenue based on the following components of the Baxalta Agreement:

(in thousands)	Three months ended June 30, 2015	Six months ended June 30, 2015
Proportional Performance Model	$16,558	$31,399
Substantive Milestones	20,000	20,000

Total	$36,558	$51,399

During the three and six months ended June 30, 2014, the Company recognized no revenue associated with the Baxalta Agreement.

As of June 30, 2015 and December 31, 2014, the Company maintained the following assets and liabilities related to the Baxalta Agreement:

(in thousands)	As of June 30, 2015	As of December 31, 2014
Accounts receivable, billed	$807	$—
Accounts receivable, unbilled	907	1,615
Deferred revenue	$64,611	$91,156

Of the $64.6 million of deferred revenue related to the Baxalta Agreement, $59.2 million is classified as current in the condensed consolidated balance sheets based upon the Company’s estimate of revenue that will be recognized under the proportional performance model as a result of effort expected to be completed within the next twelve months.

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

During the three and six months ended June 30, 2015, the Company recognized no revenue under the Sanofi Agreement. During the three and six months ended June 30, 2014, the Company recognized revenue based on the following components of the Sanofi Agreement:

(in thousands)	Three months ended June 30, 2014	Six months ended June 30, 2014
Upfront payment	$13,268	$14,518
Milestone payments	5,529	6,049
Development services	3,040	13,740
Manufacturing services and other	5,978	6,542

Total	$27,815	$40,849

The Company performed development services for which revenue was recognized under the Sanofi Agreement in accordance with the specified budget period. Additionally, for the six months ended June 30, 2014, there was approximately $5.8 million of increased revenue recognized in the first quarter of 2014, related to the Company receiving budget approval for expenses incurred prior to December 31, 2013.

As of June 30, 2015, the Company maintained no assets or liabilities related to the Sanofi Agreement. As of December 31, 2014, the Company maintained the following assets and liabilities related to the Sanofi Agreement:

(in thousands)	As of December 31, 2014
Accounts receivable, billed	$369
Accounts receivable, unbilled	1,282
Deferred revenue	—

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

As a result of achieving a $20.0 million substantive milestone associated with the Baxalta Agreement during the second quarter of 2015, the Company was required to pay an $11.0 million milestone payment to PharmaEngine. The expense related to this obligation was recorded in the second quarter of 2015 and the payment to PharmaEngine was made in July 2015.

During the three months ended June 30, 2015 and 2014, the Company recognized research and development expenses related to the PharmaEngine Agreement of $11.1 million and $0.1 million, respectively, and during the six months ended June 30, 2015 and 2014, the Company recognized research and development expenses related to the PharmaEngine Agreement of $11.3 million and $0.2 million, respectively.

Actavis

On November 25, 2013, the Company and Watson Laboratories, Inc. (“Actavis”) entered into a development, license and supply agreement (the “Actavis Agreement”) pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. Under the Actavis Agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis Agreement, additional products may be developed for Actavis in the future, the identities of which will be mutually agreed upon. The Company is eligible to receive up to $15.1 million under the Actavis Agreement, of which $3.8 million has been received through June 30, 2015, and the remainder is expected to be received in development funding and development, regulatory and commercial milestone payments related to the Initial Product. The Company will also receive a double digit percentage of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price.

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

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has recorded $3.8 million of billed and billable milestones and development expenses related to the Actavis Agreement as deferred revenue as of June 30, 2015 and December 31, 2014, of which $0.1 million is classified as short term as of June 30, 2015 related to revenue the Company expects to recognize in the first half of 2016.

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

Recurring Fair Value Measurements

The following tables show assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and the input categories associated with those assets and liabilities:

(in thousands) As of June 30, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$15,187	$—	$—
Investments – commercial paper	—	5,000	—
Investments – corporate debt securities	—	28,991	—

As of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$33,199	$—	$—
Investments – commercial paper	—	6,491	—
Investments – corporate debt securities	—	81,849	—

The Company’s investment portfolio consists of investments classified as cash equivalents and available-for-sale securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash and cash equivalents are invested in U.S. treasury and various corporate debt securities that approximate their face value. All marketable securities with an original maturity when purchased of greater than three months are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2015. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and six months ended June 30, 2015.

Other Fair Value Measurements

The estimated fair value of the $125.0 million aggregate principal amount of the Notes was $261.7 million as of June 30, 2015. The Company estimated the fair value of the Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Notes is $84.6 million due to the bifurcation of the conversion feature of the Notes as described more fully in Note 7, “Borrowings.”

The estimated fair value and carrying value of the loans payable under the Loan Agreement with Hercules was $40.6 million as of June 30, 2015. The Company estimated the fair value of the loans payable by using publically available information related to Hercules’ portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input.

6. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of June 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014
Accounts payable	$6,783	$2,510
Accrued goods and services	13,177	12,481
Accrued clinical trial costs	8,514	7,637
Accrued payroll and related benefits	3,866	6,166
Accrued interest	2,944	2,956
Accrued dividends payable	19	19
Accrued milestone payment owed to PharmaEngine	11,000	5,000
Deferred tax incentives	323	467

Total accounts payable, accrued expenses and other	$46,626	$37,236

7. Borrowings

Future minimum payments under indebtedness agreements outstanding as of June 30, 2015 are as follows:

(in thousands) As of June 30, 2015:	4.50% Convertible Senior Notes	Loan Agreement
Remainder of 2015	$2,813	$2,157
2016	5,625	13,575
2017	5,625	18,167
2018	5,625	16,639
2019 and thereafter	136,250	—

	155,938	50,538
Less interest	(30,938)	(9,337)
Less unamortized discount	(40,396)	(1,630)
Less current portion	—	(1,058)

Loans payable, net of current portion	$84,604	$38,513

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

During the second quarter of 2015, the last reported sales price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2015 was greater than 130% of the conversion price for the Notes on each applicable trading day. As a result, holders may convert their Notes at their option at any time from July 1, 2015 through September 30, 2015.

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

For the three and six months ended June 30, 2015, interest expense related to the outstanding principal balance of the Notes was $3.4 million and $6.8 million, respectively. For the three and six months ended June 30, 2014, interest expense related to the outstanding principal balance of the Notes was $3.4 million and $6.8 million, respectively.

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

Upon the earlier of full repayment of the loans or November 1, 2016, the Company is required to pay Hercules a fee of $1.2 million, which has been recorded as a discount to the loans and as a long-term liability on the Company’s condensed consolidated balance sheets. Additionally, the Company reimbursed Hercules for costs incurred related to the loans, which has been reflected as a discount to the carrying value of the loans. The Company is amortizing these loan discounts totaling $1.6 million to interest expense over the term of the loans using the effective interest method. For the three months and six months ended June 30, 2015, interest expense related to Hercules loans payable was $1.2 million and $2.3 million, respectively. For the three and six months ended June 30, 2014, interest expense related to Hercules loans payable was $1.2 million and $2.4 million, respectively.

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

8. Common Stock

As of June 30, 2015 and December 31, 2014, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were approximately 110.8 million and 106.7 million shares of common stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

The shares reserved for future issuance as of June 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	As of June 30, 2015	As of December 31, 2014
Options to purchase common stock	19,426	19,567
Common stock warrants	377	2,381
Conversion premium on the Notes	25,000	25,000

During the six months ended June 30, 2015, warrants to purchase 2.0 million shares of common stock were exercised in cash and cashless transactions at a weighted average exercise price of $3.00, and 1.5 million shares of common stock were issued. During the six months ended June 30, 2014, warrants to purchase 0.4 million shares of common stock were exercised in cash and cashless transactions at a weighted average exercise price of $3.41, and 0.3 million shares of common stock were issued.

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

In February 2015, 3.7 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. During the six months ended June 30, 2015 and 2014, the Company issued options to purchase 2.7 million and 3.1 million shares of common stock, respectively. At June 30, 2015, there were 3.3 million shares remaining available for grant under the 2011 Plan.

The assumptions used to estimate the fair value of options granted to employees and directors at the date of grant for the three and six months ended June 30, 2015 were as follows:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Risk-free interest rate	1.5-1.8%	1.5-1.8%
Expected dividend yield	0%	0%
Expected term	5.0-5.9 years	5.0-5.9 years
Expected volatility	66-67%	66-67%

Options granted to employees generally vest over a three year period. The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Employee awards:
Research and development	$2,369	$1,841	$4,335	$3,522
General and administrative	2,576	2,161	3,954	3,453

Stock-based compensation for employee awards	4,945	4,002	8,289	6,975
Stock-based compensation for non-employee awards	22	153	48	116

Total stock-based compensation	$4,967	$4,155	$8,337	$7,091

The following table summarizes stock option activity during the six months ended June 30, 2015:

(in thousands, except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2014	19,556	$4.47	6.17	$133,599
Granted	2,723	$9.54
Exercised	(2,595)	$2.57
Forfeited	(258)	$6.82

Outstanding, June 30, 2015	19,426	$5.40	6.50	$135,208

Vested and expected to vest, June 30, 2015	19,086	$5.36	6.45	$133,696
Exercisable, June 30, 2015	14,210	$4.66	5.60	$109,441

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock.

10. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. Total rent expense under these operating leases was $1.9 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively. Total rent expense under these operating leases was $3.4 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

12. Subsequent Events

On July 13, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell, from time to time, shares of the Company’s common stock having an aggregate sales price of up to $40,000,000 through an “at the market offering” program under which Cowen will act as sales agent. Through August 7, 2015, the Company has generated approximately $7.7 million in net proceeds under this program.

On July 22, 2015, the Company entered into an amendment to its facility lease. The lease amendment provides an additional 13,843 square feet of leased space at the Company’s current facility in Cambridge, Massachusetts, with a termination date of June 30, 2019, which is co-terminous with the Company’s existing lease. As a result of this amendment, the Company has additional lease payments totaling approximately $2.2 million through 2019. In addition, under the terms of the amendment, the landlord will provide the Company with an aggregate leasehold improvement allowance of up to approximately $0.5 million.

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

Overview

We are a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. We were founded by a team of scientists from The Massachusetts Institute of Technology and Harvard University who sought to develop a systems biology-based approach to biomedical research. The core of our approach to systems biology is to apply multidisciplinary and multitechnology capabilities to build functional and predictive computational models of biological systems, such as cell signaling networks, that allow us to engineer treatments that are directed at the mechanisms of disease. Our mission is to employ these insights to provide patients, physicians and the healthcare system with the medicines, tools and information to deliver integrated healthcare solutions that improve both the quality of outcomes and the efficiency of care. We have multiple targeted therapeutic oncology candidates in clinical development. Our most advanced program is our investigational agent MM-398. The U.S. Food and Drug Administration, or FDA, has accepted for review a New Drug Application, or NDA, for MM-398 in combination with 5-fluorouracil, or 5-FU, and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy and granted priority review status to the NDA. The FDA has set a goal of October 24, 2015 as the action date for the NDA under the Prescription Drug User Fee Act. In addition, the European Medicines Agency, or EMA, accepted for review a Marketing Authorization Application, or MAA, filed by Baxalta for MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy. Additionally, we have multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines.

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our systems biology approach, conducting clinical trials for our product candidates, protecting our intellectual property, preparing for commercial launch of MM-398 and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through

June 30, 2015, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our April 2012 initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of 4.50% convertible senior notes due 2020, or the convertible senior notes, in our July 2013 underwritten public offering and $368.1 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of a third-party pharmaceutical company, for which we have received $3.8 million in upfront fees and reimbursements as of June 30, 2015.

As of June 30, 2015, we had unrestricted cash and cash equivalents and available-for-sale securities of $67.7 million. We expect to be able to fund operations into 2016 through our unrestricted cash and cash equivalents and available-for-sale securities as of June 30, 2015, $51.5 million of milestones related to MM-398 that we anticipate receiving from Baxalta, after offsetting payments to PharmaEngine, and anticipated cost sharing reimbursements from Baxalta.

On July 13, 2015, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell, from time to time, shares of our common stock having an aggregate sales price of up to $40,000,000 through an “at the market offering” program under which Cowen will act as sales agent, which we refer to as the ATM Offering. Through August 7, 2015, we have generated approximately $7.7 million in net proceeds in the ATM Offering. Because there is no minimum offering amount required as a condition to close the ATM Offering, the actual total public offering amount is not determinable at this time.

We have never been profitable and, as of June 30, 2015, we had an accumulated deficit of $712.2 million. Our net loss was $22.9 million and $57.3 million for the three and six months ended June 30, 2015, respectively, and $18.3 million and $46.0 million for the three and six months ended June 30, 2014, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development.

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

Strategic Partnerships, Licenses and Collaborations

Baxalta

On September 23, 2014, we entered into a license and collaboration agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, which we refer to as the Baxalta agreement, for the development and commercialization of MM-398 outside of the United States and Taiwan, or the licensed territory. In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta Agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta agreement, we granted Baxalta an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize MM-398 in the licensed territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize MM-398 in the licensed territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and us is responsible for approving changes to the global development plan for MM-398, including all budgets, and overseeing the parties’ development and commercialization activities with respect to MM-398. Unless otherwise agreed, we will be responsible for conducting all clinical trials contemplated by the global development plan for MM-398.

Under the terms of the Baxalta agreement, we received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, we are eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which we expect to receive $62.5 million from Baxalta in the second half of 2015, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which we have received $20.0 million from Baxalta as of June 30, 2015, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta agreement, we will bear up to the first $98.8 million of costs related to the development of MM-398 for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxalta all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the licensed territory.

We expect to enter into a commercial supply agreement with Baxalta pursuant to which we will supply MM-398 bulk drug substance to Baxalta and, at Baxalta’s option, may manage fill and finish activities to be conducted by a third-party contract manufacturer for Baxalta. Baxalta also has the option to manufacture MM-398 itself, in which case we will perform a technology transfer of our manufacturing process to Baxalta.

If not terminated earlier by either party, the Baxalta agreement will expire upon expiration of all royalty and other payment obligations of Baxalta under the Baxalta agreement. Either party may terminate the Baxalta agreement in the event of an uncured material breach by the other party. Baxalta may also terminate the Baxalta agreement on a product-by-product, country-by-country or sub-territory-by-sub-territory basis or in its entirety, for its convenience, upon 180 days’ prior written notice. In addition, we may terminate the Baxalta agreement if Baxalta challenges or supports any challenge of our licensed patent rights.

Under the Baxalta agreement, we granted Baxalta a right of first negotiation to obtain a license to develop and commercialize MM-111, MM-141 and MM-302 outside of the United States. Baxalta has also agreed that, subject to limited exceptions, until September 23, 2017, neither Baxalta nor any of its affiliates will (i) effect or seek, offer or propose to effect, or cause or participate in or in any way advise, assist or encourage any other person to effect or seek, offer or propose to effect or cause or participate in, any acquisition of any of our securities or assets, any tender or exchange offer, merger or other business combination involving us, any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to us, or any solicitation of proxies or consents to vote any of our voting securities, (ii) form, join or in any way participate in a group with respect to any of our securities, (iii) otherwise act, alone or in concert with others, to seek to control or influence our management, board of directors or policies, (iv) take any action that might force us to make a public announcement regarding any of the foregoing or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing.

At the inception of the collaboration, we identified the following deliverables as part of the Baxalta agreement: (i) license to develop and commercialize MM-398 in Baxalta’s territories, (ii)

discovery, research, development and manufacturing services required to complete ongoing clinical trials related to MM-398, (iii) discovery, research, development and manufacturing services needed to complete future clinical trials in further indications related to MM-398, (iv) the option to perform a technology transfer of our manufacturing process related to the production of MM-398 to Baxalta and (v) participation on the joint steering committee.

We concluded that none of the deliverables identified at the inception of the collaboration has standalone value from the other undelivered elements. As such, all deliverables represent a single unit of accounting.

We have determined that the collaboration represents a services agreement and as such have estimated the level of effort expected to be completed as a result of providing the identified deliverables. We will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by December 31, 2019. We will periodically review and, if necessary, revise the estimated service period related to our collaboration with Baxalta.

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

During the second quarter of 2015, the EMA accepted for review an MAA filed by Baxalta for MM-398. As a result of this acceptance, we recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. During the three and six months ended June 30, 2015, we recognized revenue based on the following components of the Baxalta Agreement:

(in thousands)	Three months ended June 30, 2015	Six months ended June 30, 2015
Proportional performance model	$16,558	$31,399
Substantive milestones	20,000	20,000

Total	$36,558	$51,399

As of June 30, 2015 and December 31, 2014, we maintained the following assets and liabilities related to the Baxalta agreement:

(in thousands)	As of June 30, 2015	As of December 31, 2014
Accounts receivable, billed	$807	$—
Accounts receivable, unbilled	907	1,615
Deferred revenue	64,611	91,156

Of the $64.6 million of deferred revenue related to the Baxalta agreement, $59.2 million is classified as current in the consolidated balance sheets based upon our estimate of revenue that will be recognized under the proportional performance model as a result of effort expected to be completed within the next twelve months.

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

Through June 30, 2015, Sanofi had paid us a nonrefundable, noncreditable upfront license fee of $60.0 million, as well as additional aggregate milestone payments of $25.0 million. Under the Sanofi agreement, Sanofi was responsible for all MM-121 development and manufacturing costs. Sanofi reimbursed us for internal time at a designated full-time equivalent rate per year and reimbursed us for direct costs and services related to the development and manufacturing of MM-121.

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

As a result of the agreement to terminate the Sanofi agreement, the development period was revised to end as of December 17, 2014 and the balance of deferred revenue remaining as of April 1, 2014 was recognized prospectively on a straight-line basis over the remaining development period, ending on December 17, 2014. During the three and six months ended June 30, 2015, we recognized no revenue associated with the Sanofi agreement due to its termination effective December 17, 2014. During the three and six months ended June 30, 2014, we recognized revenue based on the following components of the Sanofi agreement:

(in thousands)	Three months ended June 30, 2014	Six months ended June 30, 2014
Upfront payment	$13,268	$14,518
Milestone payments	5,529	6,049
Development services	3,040	13,740
Manufacturing services and other	5,978	6,542

Total	$27,815	$40,849

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. Under the Actavis agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.1 million, of which $3.8 million has been received through June 30, 2015, and the remainder is expected to be received in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

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

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have recorded $3.8 million of total billed and billable milestones and development expenses related to the Actavis agreement as deferred revenue as of June 30, 2015 and December 31, 2014, of which $0.1 million is classified as short term as of June 30, 2015 related to revenue we expect to recognize in the first half of 2016.

Financial Obligations Related to the License and Development of MM-398

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine, under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize MM-398 in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine, which we refer to as the PharmaEngine agreement, under which we reacquired all previously licensed rights for MM-398, other than rights to commercialize MM-398 in Taiwan. As a result, prior to entering into the Baxalta agreement, we had the exclusive right to commercialize MM-398 in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of MM-398, which occurred and was paid in the first quarter of 2012.

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

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $38.0 million in upfront license fees and milestone payments, including an $11.0 million milestone payment made in July 2015 in connection with the EMA’s acceptance for review of an MAA for MM-398, which occurred, and was recognized as research and development expense, in the second quarter of 2015. In addition to these amounts, we will also be required to pay PharmaEngine up to an additional $60.0 million in aggregate regulatory milestones, $3.5 million in sublicense fees and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the PharmaEngine agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the PharmaEngine agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended June 30, 2015 and 2014, we recognized research and development expenses of $11.1 million and $0.1 million, respectively. During the six months ended June 30, 2015 and 2014, we recognized research and development expenses of $11.3 million and $0.2 million, respectively.

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

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research, development and manufacturing efforts and reimbursements, milestone and other payments from collaborations, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales prior to the fourth quarter of 2015, if at all. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

We expect that revenues in 2015 under the Baxalta agreement will exceed revenues in 2014, as we will have performed a full year of services under the Baxalta agreement. As a result, we expect to recognize additional revenue under our proportional performance model. Additionally, we have achieved a $20.0 million substantive regulatory milestone in the second quarter of 2015 related to the EMA’s acceptance for review of an MAA for MM-398, which occurred in the second quarter of 2015. We do not expect there to be an increase in revenue related to the $62.5 million of research and development milestones expected to be achieved under the Baxalta agreement in the second half of 2015, as they are considered non-substantive, and as such will be included in our proportional performance model.

We do not expect to record any revenues under the Sanofi agreement in 2015 due to the termination of the Sanofi agreement effective December 17, 2014.

Research and development expense

Research and development expenses consist of the costs associated with our research and discovery activities, including investment in our systems biology approach, conduct of preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

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

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We expect to maintain or increase our research and development expenses for the foreseeable future as we continue to develop our clinical stage product candidates and further advance our preclinical products and earlier stage research and development projects.

We use our employee and infrastructure resources across multiple research and development programs. We track expenses related to our clinical stage product candidates on a per project basis. Accordingly, we allocate internal employee-related and infrastructure costs, as well as third-party costs, to each of these programs. We do not allocate to particular development programs either stock compensation expense or expenses related to preclinical programs. Costs that are not directly attributable to specific clinical programs or early preclinical activities, such as wages related to shared laboratory services, travel and employee training and development, are not allocated and are considered general research and discovery expenses.

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
MM-398	$15,543	$4,929	$24,527	$9,914
MM-302	3,736	3,945	8,675	7,702
MM-121	1,432	2,750	3,626	4,648
MM-141	3,276	3,262	6,909	5,578
MM-111	676	5,071	3,141	8,470
MM-151	1,246	2,300	2,434	6,407
Preclinical, general research and discovery	14,530	9,697	24,836	17,878
Stock compensation	2,369	1,841	4,338	3,522

Total research and development expense	$42,806	$33,795	$78,485	$64,119

The development, regulatory and clinical expenses related to the Actavis agreement are included within our preclinical, general research and discovery expenses.

MM-398

The FDA has accepted for review our NDA for MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy and granted priority review status to the NDA. The FDA has set a goal of October 24, 2015 as the action date for the NDA under the Prescription Drug User Fee Act. In addition, the EMA accepted for review an MAA filed by Baxalta for MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy. We recently expanded a Phase 1 translational clinical study in patients with solid tumors to identify predictive imaging biomarkers associated with MM-398 for the purpose of estimating drug delivery to the tumor and patient response. In addition, we are also collaborating with several investigators to conduct additional trials of MM-398, including an investigator-sponsored Phase 1 clinical trial utilizing a high concentration formulation of MM-398 in patients with glioma and an investigator-initiated Phase 1 clinical trial in patients with pediatric solid tumors, which is being conducted under our investigational new drug application. Additionally, we anticipate initiating additional clinical trials of MM-398 in front-line pancreatic cancer and gastric cancer.

In the third quarter of 2014, we made a milestone payment of $7.0 million to PharmaEngine in connection with entering into the Baxalta agreement. As a result of the amendment of the PharmaEngine agreement in September 2014, a previously contingent $5.0 million milestone payment was recognized as research and development expense during the third quarter of 2014 and was paid to PharmaEngine on April 30, 2015. We are not obligated to make any other milestone payments to PharmaEngine with respect to regulatory submissions or approvals in the United States. During the second quarter of 2015, we recognized $11.0 million of research and development expense as a result of the EMA’s acceptance for review of an MAA for MM-398. This $11.0 million milestone payment was paid to PharmaEngine in July 2015. We will also be required to pay PharmaEngine up to an additional $60.0 million in aggregate regulatory milestones, $3.5 million in sublicense fees and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates range from high single digits up to the low teens as a percentage of net sales of MM-398 in these territories.

MM-302

We are currently conducting one Phase 1 clinical trial and a Phase 2 clinical trial of MM-302 in breast cancer, which was initiated in August 2014.

MM-121

In September 2009, we entered into the Sanofi agreement related to MM-121. On June 17, 2014, we agreed with Sanofi that the Sanofi agreement would terminate effective December 17, 2014. Under the terms of the agreement, we were responsible for executing clinical trials through the development period that ended December 17, 2014. We separately recorded revenue and expenses on a gross basis under this arrangement. Sanofi remained responsible for all development and manufacturing costs of MM-121 through December 17, 2014, subsequent to which we became fully responsible for development and manufacturing costs of MM-121. We are currently completing close out activities for four Phase 2 clinical trials and three Phase 1 clinical trials of MM-121 in multiple cancer types. In February 2015, we initiated a Phase 2 clinical trial in non-small cell lung cancer.

MM-141

We are currently conducting a Phase 1 clinical trial of MM-141 in solid tumors and a Phase 2 clinical trial of MM-141 in front-line pancreatic cancer, which was initiated in May 2015. The Phase 2 clinical trial is expected to enroll 146 front-line metastatic pancreatic cancer patients who have high serum levels of free IGF-1 in a randomized (1:1), double-blinded, placebo-controlled trial. The primary endpoint of the trial is progression free survival. Secondary endpoints include overall survival, objective response rate, safety and tolerability.

MM-111

We are currently concluding a Phase 2 clinical trial of MM-111 in gastric, esophageal and gastroesophageal cancers. In February 2015, we stopped enrolling patients in this clinical trial prior to full enrollment based on a recommendation from the Data Safety Monitoring Board for the clinical trial, which cited shorter progression free survival on the treatment arm relative to the control arm in the overall patient population. We do not expect to enroll any new patients in this clinical trial and do not plan to invest in additional development of MM-111 at this time.

MM-151

We are currently conducting one Phase 1 clinical trial of MM-151 in solid tumors.

General and administrative expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our legal, intellectual property, business development, pre-commercial, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, pre-commercialization costs, and accounting and information technology services. We expect that general and administrative expense will increase in future periods in proportion to increases in research and development and as a result of increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to develop and commercialize our clinical products. In addition, we expect that general and administrative expense will increase significantly if we receive FDA approval of our NDA for MM-398 as we initiate commercialization activities.

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

Upon entering into the Baxalta agreement, we were required to make estimates and assumptions regarding the units of accounting and the inputs used in the revenue recognition model. We will evaluate these estimates and judgments on an ongoing basis going forward.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 27, 2015, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2014. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

	Three months ended June 30,
(in thousands)	2015	2014
Collaboration revenues	$36,558	$27,815
Research and development expenses	42,806	33,795
General and administrative expenses	12,315	7,921

Loss from operations	(18,563)	(13,901)
Interest income	34	20
Interest expense	(4,482)	(4,570)
Other income	110	161

Net loss	$(22,901)	$(18,290)

Collaboration revenues

Collaboration revenues for the three months ended June 30, 2015 were $36.6 million, compared to $27.8 million for the three months ended June 30, 2014, an increase of $8.7 million, or 31%. This increase was primarily attributable to revenue related to the Baxalta agreement that we entered into during the third quarter of 2014, including $20.0 million of substantive milestone revenue recognized during the second quarter of 2015. This increase was offset by $27.8 million of decreased revenue related to the Sanofi agreement, which was terminated effective December 17, 2014.

Research and development expenses

Research and development expenses for the three months ended June 30, 2015 were $42.8 million, compared to $33.8 million for the three months ended June 30, 2014, an increase of $9.0 million, or 27%. This increase was primarily attributable to $10.6 million of increased MM-398 expenses primarily due to costs associated with the $11.0 million of milestone payments owed to PharmaEngine as of June 30, 2015. Additional increases were due to $4.8 million of increase preclinical, general research and discovery expenses due to additional preclinical trials ongoing as well as the timing of material purchases for manufacturing runs.

This increase was partially offset by:

•	$4.4 million of decreased expenses primarily due to the decision to stop enrolling patients in the MM-111 trial;

•	$1.3 million of decreased MM-121 expenses primarily due to costs associated with analyzing and concluding ongoing and completed clinical trials; and

•	$1.1 million of decreased MM-151 expenses primarily due to the timing of costs associated with our ongoing clinical trial, diagnostic efforts and a manufacturing campaign.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2015 were $12.3 million, compared to $7.9 million for the three months ended June 30, 2014, an increase of $4.4 million, or 55%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the three months ended June 30, 2015 was $4.5 million, compared to $4.6 million for the three months ended June 30, 2014.

Comparison of the six months ended June 30, 2015 and 2014

	Six months ended June 30,
(in thousands)	2015	2014
Collaboration revenues	$51,399	$40,849
Research and development expenses	78,485	64,119
General and administrative expenses	21,504	14,145

Loss from operations	(48,590)	(37,415)
Interest income	80	55
Interest expense	(9,048)	(9,081)
Other income	224	397

Net loss	$(57,334)	$(46,044)

Collaboration revenues

Collaboration revenues for the six months ended June 30, 2015 were $51.4 million, compared to $40.8 million for the six months ended June 30, 2014, an increase of $10.6 million, or 26%. This increase was primarily attributable to revenue related to the Baxalta agreement that we entered into during the third quarter of 2014, including $20.0 million of substantive milestone revenue recognized during the second quarter of 2015. This increase was offset by $40.8 million of decreased revenue related to the Sanofi agreement, which was terminated effective December 17, 2014.

Research and development expenses

Research and development expenses for the six months ended June 30, 2015 were $78.5 million, compared to $64.1 million for the six months ended June 30, 2014, an increase of $14.4 million, or 22%. This increase was primarily attributable to:

•	$14.6 million of increased MM-398 expenses primarily due to $11.0 million of milestone payments earned by PharmaEngine during the second quarter of 2015 and ongoing clinical trials;

•	$7.0 million of increased expenses related to preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development, as well as increases due to the timing of material purchases for manufacturing runs; and

•	$1.3 million of increased expenses related to an ongoing clinical trial and diagnostic efforts related to MM-141.

These increases were partially offset by:

•	$5.3 million of decreased MM-111 expenses primarily due to the decision to stop enrolling patients;

•	$4.0 million of decreased MM-151 expenses primarily due to the timing of costs associated with our ongoing clinical trial, diagnostic efforts and a manufacturing campaign; and

•	$1.0 million of decreased MM-121 expenses primarily due to costs associated with analyzing and concluding ongoing and completed clinical trials.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2015 were $21.5 million, compared to $14.1 million for the six months ended June 30, 2014, an increase of $7.4 million, or 52%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the six months ended June 30, 2015 was $9.0 million, compared to $9.1 million for the six months ended June 30, 2014.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through June 30, 2015, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible senior notes in our July 2013 underwritten public offering, and $368.1 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $3.8 million in upfront fees and reimbursements as of June 30, 2015. As of June 30, 2015, we had unrestricted cash and cash equivalents and available-for-sale securities of $67.7 million.

As of June 30, 2015, within our unrestricted cash and cash equivalents, $1.4 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $1.4 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2015 and 2014.

	Six months ended June 30,
(in thousands)	2015	2014
Cash used in operating activities	$(59,657)	$(64,220)
Cash provided by investing activities	49,858	71,650
Cash provided by financing activities	7,775	5,235

Net (decrease) increase in cash and cash equivalents	$(2,024)	$12,665

Operating activities

Cash used in operating activities of $59.7 million during the six months ended June 30, 2015 was primarily a result of our net loss of $57.3 million as well as a decrease in deferred revenue due to the recognition of revenue under the proportional performance model associated with the Baxalta agreement. These changes were partially offset by an increase in accounts payable and stock-based compensation charges, as well as by other changes in operating assets and liabilities. Cash used in operating activities of $64.2 million during the six months ended June 30, 2014 was primarily a result of our net loss of $46.0 million and changes in operating assets and liabilities of $31.8 million, which includes $22.5 million of deferred revenue recognition attributable to the reassessment of the development period with Sanofi, which ended effective December 17, 2014, partially offset by non-cash items of $13.6 million.

Investing activities

Cash provided by investing activities of $49.9 million during the six months ended June 30, 2015 was primarily due to the maturities of marketable securities of $54.0 million, partially offset by $4.1 million of purchases of property and equipment. Cash provided by investing activities during the six months ended June 30, 2014 was primarily due to the maturity of marketable securities of $94.7 million, which was partially offset by purchases of marketable securities of $20.1 million, as well as $3.0 million related to the purchase of property and equipment.

Financing activities

Cash provided by financing activities of $7.8 million during the six months ended June 30, 2015 was primarily a result of $6.5 million of proceeds from the issuance of common stock related to stock option and common stock warrant exercises as well as $1.2 million of proceeds from the issuance of Series B preferred stock by Silver Creek. Cash provided by financing activities during the six months ended June 30, 2014 was primarily a result of proceeds from the issuance of common stock related to stock option and common stock warrant exercises as well as $0.3 million of proceeds from the sale and issuance of convertible notes by Silver Creek.

Borrowings and other liabilities

We have convertible debt outstanding as of June 30, 2015 related to our 4.50% convertible senior notes due 2020, which we issued in July 2013 in the aggregate principal amount of $125.0 million. The convertible senior notes are convertible into common stock upon satisfaction of certain conditions. The convertible senior notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The convertible senior notes will mature on July 15, 2020 unless earlier repurchased by us or converted at the option of holders. See Note 7, “Borrowings,” in the accompanying notes to condensed consolidated financial statements for additional information.

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

Funding requirements

We have not completed development of any therapeutic products or companion diagnostics, although the FDA has accepted for review an NDA for MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy and granted priority review status to the NDA. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our clinical stage product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials, including MM-398 in combination with 5-FU and leucovorin;

•	establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize products for which we may seek regulatory approval, including MM-398 in combination with 5-FU and leucovorin; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

As of June 30, 2015, we had unrestricted cash and cash equivalents and available-for-sale securities of $67.7 million. We expect to be able to fund operations into 2016 through our unrestricted cash and cash equivalents and available-for-sale securities as of June 30, 2015, $51.5 million of net milestones related to MM-398 that we anticipate receiving from Baxalta in 2015, after offsetting payments to PharmaEngine, and anticipated cost sharing reimbursements from Baxalta. The $51.5 million of anticipated net milestones includes a one-time $15.0 million research and development milestone payment owed from Baxalta to us 45 days following the submission to the FDA of the protocol for a clinical study of MM-398 in front-line pancreatic cancer, during which period there is no notification of a clinical hold from the FDA. This submission to the FDA occurred on June 30, 2015. Also included in the $51.5 million is a $47.5 million research and development milestone payment owed from Baxalta to us if a patient is dosed in a clinical trial of MM-398 in front-line pancreatic cancer. We expect both of these milestones to be met in the second half of 2015. These milestone payments are offset by an $11.0 million milestone payment owed to PharmaEngine related to the EMA’s acceptance for review of an MAA for MM-398. This acceptance was received during the second quarter of 2015, and this payment was made in July 2015.

We have based the funding requirement estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our clinical stage product candidates;

•	the success of our collaborations with Baxalta and PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the timing and amount of anticipated milestone payments and cost sharing reimbursements related to MM-398 that we may receive from Baxalta;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates, including our NDA for MM-398;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external sources of funds, other than our collaboration with Baxalta for the development and commercialization of MM-398, which is terminable by Baxalta for convenience upon 180 days’ prior written notice, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

As of June 30, 2015, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted for annual periods beginning after December 15, 2016. We are currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $56.1 million for the six months ended June 30, 2015, $83.6 million for the year ended December 31, 2014 and $130.7 million for the year ended December 31, 2013. As of June 30, 2015, we had an accumulated deficit of $711.0 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of or commercialized any therapeutic product candidates or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our clinical stage product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials, including MM-398 in combination with 5-FU and leucovorin;

•	establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize products for which we may seek regulatory approval, including MM-398 in combination with 5-FU and leucovorin; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We currently have, and will continue to have, a significant amount of indebtedness. As of June 30, 2015, we had outstanding borrowings in an aggregate principal amount of $40.0 million under the loan agreement with Hercules. In addition, on July 17, 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. We could in the future incur additional indebtedness beyond such amounts.

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

We expect to be able to fund operations into 2016 through our unrestricted cash and cash equivalents and available-for-sale securities of $67.7 million as of June 30, 2015, $51.5 million of net milestones related to MM-398 that we anticipate receiving from Baxalta in 2015, after offsetting payments to PharmaEngine, and anticipated cost sharing reimbursements from Baxalta. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our clinical stage product candidates;

•	the success of our collaborations with Baxalta and PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the timing and amount of anticipated milestone payments and cost sharing reimbursements related to MM-398 that we may receive from Baxalta;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates, including our NDA for MM-398;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available prior to the fourth quarter of 2015, if ever. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than under our collaboration with Baxalta for the development and commercialization of MM-398, which is terminable by Baxalta for convenience upon 180 days’ prior written notice, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. Other sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and these covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. The debt issued in a debt financing would also be senior to our outstanding shares of capital stock, and may rank equally with or senior to the convertible senior notes, upon our liquidation. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our clinical stage product candidates. All of our product candidates are still in preclinical and clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the acquisition of rights to MM-398 and the development of our other clinical stage product candidates for the treatment of various types of cancer. All of our therapeutic product candidates are still in preclinical and clinical development. Our ability to generate product revenues, which we do not expect will occur prior to the fourth quarter of 2015, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of our product candidates, which include both our therapeutic product candidates and companion diagnostic candidates, will depend on several factors, including the following:

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

In particular, it is possible that the FDA and other regulatory agencies may not consider the results of our Phase 3 clinical trial of MM-398 for the treatment of patients with metastatic pancreatic cancer to be sufficient for approval of MM-398 for this indication. In general, the FDA suggests two adequate and well-controlled clinical trials to demonstrate effectiveness because a conclusion based on two persuasive studies will be more secure. Although the FDA informed us that the original design of our Phase 3 clinical trial of MM-398, plus supportive Phase 2 clinical trial data obtained to date, could potentially provide sufficient safety and effectiveness data for the treatment of patients with metastatic pancreatic cancer, the FDA has further advised us that whether one or two adequate and well controlled clinical trials will be required will be a review issue in connection with our NDA submission. Even with favorable results in our Phase 3 clinical trial and notwithstanding the FDA’s acceptance of our NDA for MM-398 for review, the FDA may nonetheless require that we conduct additional clinical trials, possibly using a different design.

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

Even if any of our product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors that may be uncertain or subjective, including:

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

We have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either build a sales and marketing organization or outsource these functions to third parties. Subject to approval by the applicable regulatory authorities, we intend to market and sell MM-398 in the United States, while we expect that Baxalta and PharmaEngine will market and sell MM-398 in the rest of the world. Our commercialization plans for our other therapeutic candidates will depend in part on any future collaborations into which we may enter.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, we plan to commercialize MM-398 with a small field force of clinically trained healthcare professionals who will serve as a single point of contact for physicians and other supporting health care professionals involved in the care of patients. This differs from the traditional field model in that it combines the roles of field sales and medical professionals that are sometimes separate roles. While we believe that our field strategy will better meet the needs of our customers, this strategy may not be effective. Additionally, recruiting and training a field force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a field force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our field and marketing personnel.

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

We have based our research and development efforts on our proprietary systems biology-based approach to biomedical research, which we refer to as Network Biology. Notwithstanding our large investment to date and anticipated future expenditures in Network Biology, we have not yet developed, and may never successfully develop, any marketed products using this approach. As a result of pursuing our Network Biology approach, we may fail to address or develop product candidates or indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.

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

Risks Related to Our Dependence on Third Parties

The successful development and commercialization of MM-398 depends substantially on our collaboration with Baxalta. If Baxalta is unable or unwilling to further develop or commercialize MM-398, or experiences significant delays in doing so, our business will be materially harmed.

In September 2014, we entered into a license and collaboration agreement with Baxalta for the development and commercialization of MM-398. Prior to this collaboration, we did not have a history of working together with Baxalta. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and commercial sale milestones, and provides us with royalty-based revenue if MM-398 is successfully commercialized. We cannot predict the success of the collaboration.

Under our license and collaboration agreement, Baxalta has significant control over the conduct and timing of development and commercialization efforts with respect to MM-398 outside of the United States. We have little control over the amount, timing and quality of resources that Baxalta devotes to the development or commercialization of MM-398 outside of the United States. If Baxalta fails to devote sufficient financial and other resources to the future development or commercialization of MM-398 outside of the United States, the development and commercialization of MM-398 outside of the United States would be delayed or could fail. This would result in a delay in our receiving milestone payments or royalties with respect to MM-398 outside of the United States or in our not receiving such milestone payments or royalties at all.

If we lose Baxalta as a collaborator in the development or commercialization of MM-398, our business will be materially harmed.

Baxalta has the right to terminate our agreement for the development and commercialization of MM-398, in whole or with respect to specified territories, at any time and for any reason, upon 180 days’ prior written notice. Baxalta also has the right to terminate our agreement if we fail to cure a material breach of our agreement within a specified cure period, or fail to diligently pursue a cure if such a breach is not curable within such period.

If Baxalta terminates our agreement at any time, whether on the basis of our uncured material breach or for any other reason, it would delay or prevent our further development of MM-398 and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund the future clinical development and commercialization of MM-398 outside of the United States on our own, seek another collaborator or licensee for such clinical development and commercialization, or abandon the development and commercialization of MM-398.

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

Our likely collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under the Baxalta agreement, we granted Baxalta a right of first negotiation to obtain a license to develop and commercialize MM-302, MM-141 and MM-111 outside of the United States. Baxalta’s right of first negotiation could discourage other companies from engaging with us in discussions or negotiations regarding potential collaboration, partnership or similar agreements.

We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates, including our collaboration with Baxalta, pose the following risks to us:

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

We also intend to utilize companion diagnostics in several of our current and planned clinical trials, including current clinical trials of MM-121 and MM-141, to preselect patients who will receive specified treatment regimens. We will rely on third-party laboratories to test patient samples in connection with such companion diagnostics. Any failure on the part of these laboratories to properly perform such testing could jeopardize those clinical trials and delay or prevent the approval of the associated therapeutic candidate.

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

In connection with the termination of our license and collaboration agreement with Sanofi for the development and commercialization of MM-121, we assumed an agreement with a third-party manufacturer for the manufacture of MM-121. We do not have any other agreements with third-party manufacturers for the clinical or commercial supply of any of our product candidates, and we may be unable to conclude such agreements or to do so on acceptable terms. Reliance on third-party manufacturers entails additional risks, including:

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

We are a party to a number of intellectual property license agreements with third parties, including with respect to MM-302, MM-121, MM-141, MM-111 and MM-151, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

Our product candidates, including our clinical stage product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, import, export, sampling and marketing are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA and other regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA or other regulatory agencies. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

Because our companion diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For four of our clinical stage product candidates, MM-121, MM-141, MM-111 and MM-151, we are attempting to develop an in vitro companion diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider these in vitro diagnostics to be “in vitro companion diagnostic devices” that require simultaneous approval or clearance with the therapeutics will depend on whether the FDA views the diagnostics to be essential to the safety and efficacy of these therapeutics.

For our two other clinical stage product candidates, MM-398 and MM-302, although we are also investigating possible in vitro companion diagnostics, we are currently developing in vivo companion diagnostics in the form of imaging agents that may help identify patients likely to benefit from the therapy. Imaging agents are regulated as drugs by the FDA’s Center for Drug Evaluation and Research and, as such, are generally subject to the regulatory requirements applicable to other new drug candidates. Although the FDA has not issued guidance with respect to the simultaneous approval of in vivo diagnostics and therapeutics, it is possible that the FDA will apply a standard similar to that for in vitro diagnostics.

Based on the FDA’s past practice with companion diagnostics, if we are successful in developing a companion diagnostic for any of our clinical stage product candidates, we would expect that FDA approval of an in vitro companion diagnostic, and possibly an in vivo companion diagnostic, would be required for approval and subsequent commercialization of each such therapeutic product candidate. We are not aware of any currently available diagnostics that, if necessary, would otherwise allow us to proceed with the approval and subsequent commercialization of our product candidates despite a delay in or failure of our attempts to develop companion diagnostics.

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

If we fail to maintain orphan drug exclusivity for MM-398, MM-141 or MM-111, we will have to rely on other rights and protections for these product candidates.

We have obtained orphan drug designation in the United States and orphan medicinal product designation in the European Union for MM-398 for the treatment of pancreatic cancer. In addition, we have obtained orphan drug designation in the United States for MM-141 for the treatment of pancreatic cancer and for MM-111 for the treatment of esophageal, gastric and gastroesophageal junction cancers. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

In the United States, our most advanced product candidate, MM-398, received fast track designation and priority review status. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. If a drug offers major advances in treatment, the drug sponsor may apply for FDA priority review status. The FDA has broad discretion whether or not to grant fast track designation or priority review status, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Even though MM-398 has received fast track designation for the treatment of patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy and priority review status for the NDA for MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products abroad.

We intend to market our products, either ourselves or with commercialization partners, both within and outside the United States. This may increase the risks described below with respect to our compliance with foreign regulations.

In order to market and sell our products in the European Union and many other jurisdictions, we or our commercialization partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing, including sometimes additional testing in children. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our commercialization partners may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We or our commercialization partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

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

Future sales of shares of our common stock, including by us or our directors and executive officers or shares issued upon the exercise of currently outstanding options and warrants, or upon conversion of our outstanding convertible senior notes, could cause the market price of our common stock to drop significantly, even if our business is doing well.

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws, but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants, and we may issue shares of our common stock upon conversion of our outstanding convertible senior notes. The exercise of these options and warrants or the issuance of shares of our common stock upon conversion of our outstanding convertible senior notes and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: August 10, 2015	By:	/s/ William A. Sullivan
William A. Sullivan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.