Form 10-Q
period 2015-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2015-11-09
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2015, there were 115,574,129 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the market potential for MM-398, which is marketed by us in the United States under the brand name ONIVYDE™;

•	our plans to develop and commercialize our clinical stage product candidates and companion diagnostics;

•	our ongoing and planned discovery programs, preclinical studies and clinical trials;

•	the timing of the completion of our clinical trials and the availability of results from such trials;

•	our collaborations with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, which we collectively refer to as Baxalta, and PharmaEngine, Inc., or PharmaEngine, related to MM-398;

•	our ability to establish and maintain additional collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our products and product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our intellectual property position;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our execution of the launch of MM-398 in the United States;

•	the potential advantages of our systems biology approach to drug research and development;

•	the potential use of our systems biology approach in fields other than oncology; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

NOTE REGARDING TRADEMARKS

ONIVYDE is a trademark of Merrimack Pharmaceuticals, Inc. Any other trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value) (unaudited)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$56,350	$35,688
Available-for-sale securities	6,000	88,340
Restricted cash	101	101
Accounts receivable	2,051	3,313
Prepaid expenses and other current assets	6,419	4,654

Total current assets	70,921	132,096
Restricted cash	584	584
Property and equipment, net	19,964	14,502
Other assets	125	144
Intangible assets, net	1,285	1,525
In-process research and development	6,200	6,200
Goodwill	3,605	3,605

Total assets	$102,684	$158,656
Liabilities, Non-Controlling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued expenses and other	$38,702	$37,236
Deferred revenues	55,072	59,275
Deferred rent	1,488	1,285
Long-term debt, current portion	—	13,346

Total current liabilities	95,262	111,142
Deferred revenues, net of current portion	13,963	35,682
Deferred rent, net of current portion	5,356	5,401
Deferred tax incentives, net of current portion	1,307	496
Long-term debt, net of current portion	126,261	106,806
Accrued interest	1,200	1,200

Total liabilities	243,349	260,727
Non-controlling interest	481	69
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued or outstanding at September 30, 2015 or December 31, 2014	—	—
Common stock, $0.01 par value: 200,000 shares authorized at September 30, 2015 and December 31, 2014; 115,101 and 106,697 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,151	1,067
Additional paid-in capital	612,110	552,037
Accumulated other comprehensive loss	—	(74)
Accumulated deficit	(754,407)	(655,170)

Total stockholders’ deficit	(141,146)	(102,140)
Total liabilities, non-controlling interest and stockholders’ deficit	$102,684	$158,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts) (unaudited)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Collaboration revenues	$16,440	$28,002	$67,839	$68,851
Operating expenses:
Research and development	37,763	43,632	116,248	107,751
General and administrative	16,956	8,095	38,460	22,240

Total operating expenses	54,719	51,727	154,708	129,991

Loss from operations	(38,279)	(23,725)	(86,869)	(61,140)
Other income and expenses:
Interest income	13	7	93	62
Interest expense	(4,476)	(4,585)	(13,524)	(13,666)
Other, net	356	265	580	662

Net loss	(42,386)	(28,038)	(99,720)	(74,082)
Less net income (loss) attributable to non-controlling interest	208	(137)	412	(487)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(42,594)	$(27,901)	$(100,132)	$(73,595)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	6	(40)	74	(19)

Other comprehensive income (loss)	6	(40)	74	(19)
Comprehensive loss	(42,588)	(27,941)	(100,058)	(73,614)

Net loss per share available to common stockholders—basic and diluted	$(0.38)	$(0.27)	$(0.91)	$(0.71)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	112,417	104,871	109,928	103,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(99,720)	$(74,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	6,131	6,393
Depreciation and amortization	4,320	2,811
Stock-based compensation	12,027	9,941
Changes in operating assets and liabilities
Purchased premiums and interest on available-for-sale securities	—	432
Accounts receivable	1,262	4,130
Accounts payable, accrued expenses and other	335	(2,077)
Deferred revenues	(25,922)	49,526
Other assets and liabilities, net	(481)	(197)

Net cash used in operating activities	(102,048)	(3,123)

Cash flows from investing activities
Purchases of available-for-sale securities	—	(70,934)
Proceeds from maturities of available-for-sale securities	81,899	106,733
Purchases of property and equipment	(8,127)	(4,714)

Net cash provided by investing activities	73,772	31,085

Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	8,295	6,581
Proceeds from at the market offering, net of issuance costs	38,560	—
Proceeds from issuance of preferred stock of Silver Creek Pharmaceuticals, Inc.	2,083	—
Proceeds from convertible notes issued by Silver Creek Pharmaceuticals, Inc., net of issuance costs	—	700
Payments of dividends on Series B convertible preferred stock	—	(7)
Other financing activities, net	—	1

Net cash provided by financing activities	48,938	7,275

Net increase in cash and cash equivalents	20,662	35,237
Cash and cash equivalents, beginning of period	35,688	65,086

Cash and cash equivalents, end of period	$56,350	$100,323

Non-cash investing and financing activities
Disposal of fully-depreciated assets	106	1,598
Property and equipment in accounts payable and accrued expenses	1,800	653
Receivables related to stock option exercises	87	841
Issuance of derivative liability	—	88
Supplemental disclosure of cash flows
Cash paid for interest	$8,837	$8,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and commercializing innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. The Company has one approved therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. The Company’s most advanced program is its therapeutic MM-398, which the Company markets under the brand name ONIVYDE™. On October 22, 2015, the U.S. Food and Drug Administration (the “FDA”) and the Taiwan Food and Drug Administration approved the use of MM-398 in combination with fluorouracil (“5-FU”) and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. In addition, the European Medicines Agency (the “EMA”) has accepted for review a Marketing Authorization Application (“MAA”) filed by Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH (collectively, “Baxalta”) for MM-398 in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy. The Company also has multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company also has an agreement to utilize its manufacturing expertise to develop, manufacture and exclusively supply bulk drug to a third party, who will in turn process the drug into finished product and commercialize it globally. The Company was incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated in the State of Delaware in October 2010.

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

As of September 30, 2015, the Company has incurred significant losses and has not generated revenue from commercial sales. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

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

2. Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, is unaudited. The December 31, 2014 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any future period.

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

As of September 30, 2015, the Company’s unrestricted cash and cash equivalents includes $1.2 million of cash and cash equivalents held by Silver Creek. This $1.2 million held by Silver Creek is designated for the operations of Silver Creek.

During the nine months ended September 30, 2015, Silver Creek issued and sold a total of 1.6 million shares of Silver Creek Series B preferred stock at a price per share of $1.35 to investors and received net proceeds of $2.1 million, after deducting issuance costs. The Company’s ownership of Silver Creek was 56% and 60% as of September 30, 2015 and December 31, 2014, respectively. The consolidated financial statement activity related to Silver Creek was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2014	$69
Net income attributable to Silver Creek	412

Balance at September 30, 2015	$481

(in thousands)	Non-Controlling Interest
Balance at December 31, 2013	$337
Net loss attributable to Silver Creek	(487)

Balance at September 30, 2014	$(150)

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

For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. For purposes of this calculation, conversion of the Notes, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2015 and 2014 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	As of September 30,
(in thousands)	2015	2014
Options to purchase common stock	19,436	20,547
Common stock warrants	370	2,402
Conversion premium on the Notes	25,000	25,000

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

Under the terms of the Baxalta Agreement, the Company received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, the Company is eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which the Company has received $15.0 million from Baxalta as of September 30, 2015 related to the submission of the protocol for the Company’s Phase 2 clinical trial of MM-398 in front-line metastatic pancreatic cancer and earned an additional $47.5 million in research and development milestones from Baxalta in the fourth quarter of 2015, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which the Company has received $20.0 million from Baxalta as of September 30, 2015, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta Agreement, the Company will bear up to the first $98.8 million of costs related to the development of MM-398 for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, the Company expects most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. The Company and Baxalta will share equally all other clinical trial costs contemplated by the global development plan. The Company is also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the Licensed Territory.

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

During the second quarter of 2015, the EMA accepted for review an MAA filed by Baxalta for MM-398. As a result of this acceptance, the Company recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. During the three and nine months ended September 30, 2015, the Company recognized revenue based on the following components of the Baxalta Agreement:

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2015	2015
Proportional performance model	$16,440	$47,839
Substantive milestones	—	20,000

Total	$16,440	$67,839

During the three and nine months ended September 30, 2014, the Company recognized no revenue associated with the Baxalta Agreement.

As of September 30, 2015 and December 31, 2014, the Company maintained the following assets and liabilities related to the Baxalta Agreement:

	As of	As of
(in thousands)	September 30, 2015	December 31, 2014
Accounts receivable, billed	$1,125	$—
Accounts receivable, unbilled	840	1,615
Deferred revenue	65,136	91,156

Of the $65.1 million of deferred revenue related to the Baxalta Agreement, $55.1 million is classified as current in the condensed consolidated balance sheets based upon the Company’s estimate of revenue that will be recognized under the proportional performance model as a result of effort expected to be completed within the next twelve months.

In October 2015, the Company achieved a $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of MM-398 in front-line pancreatic cancer. This milestone is a non-substantive milestone and revenue related to the achievement of this milestone will be recognized through the proportional performance model.

Sanofi

In September 2009, the Company and Sanofi entered into a license and collaboration agreement (the “Sanofi Agreement”) for the development and commercialization of MM-121. The Sanofi Agreement became effective on November 10, 2009, and Sanofi paid the Company a nonrefundable, noncreditable upfront license fee of $60.0 million. On June 17, 2014, the Company and Sanofi agreed to terminate the Sanofi Agreement effective December 17, 2014. In connection with the agreement to terminate the Sanofi Agreement, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to the Company in July 2014, and the Company waived Sanofi’s obligation to reimburse the Company for MM-121 development costs incurred after the effective termination date. As a result of the termination of the Sanofi Agreement, the Company is not entitled to receive any additional fees, milestone payments or reimbursements from the collaboration.

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

During the three and nine months ended September 30, 2015, the Company recognized no revenue under the Sanofi Agreement. During the three and nine months ended September 30, 2014, the Company recognized revenue based on the following components of the Sanofi Agreement:

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2014	2014
Upfront payment	$13,415	$27,933
Milestone payments	5,590	11,639
Development services	2,953	16,694
Manufacturing services and other	6,044	12,585

Total	$28,002	$68,851

The Company performed development services for which revenue was recognized under the Sanofi Agreement in accordance with the specified budget period. Additionally, for the nine months ended September 30, 2014, there was approximately $5.8 million of increased revenue recognized in the first quarter of 2014, related to the Company receiving budget approval for expenses incurred prior to December 31, 2013.

As of September 30, 2015, the Company maintained no assets or liabilities related to the Sanofi Agreement. As of December 31, 2014, the Company maintained the following assets and liabilities related to the Sanofi Agreement:

As of
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

During the three months ended September 30, 2015 and 2014, the Company recognized research and development expenses related to the PharmaEngine Agreement of $0.1 million and $12.4 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company recognized research and development expenses related to the PharmaEngine Agreement of $11.4 million and $12.5 million, respectively.

Actavis

On November 25, 2013, the Company and Watson Laboratories, Inc. (“Actavis”) entered into a development, license and supply agreement (the “Actavis Agreement”) pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. Under the Actavis Agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis Agreement, additional products may be developed for Actavis in the future, the identities of which will be mutually agreed upon. The Company is eligible to receive up to $15.1 million under the Actavis Agreement, of which $3.8 million has been received through September 30, 2015, and the remainder is expected to be received in development funding and development, regulatory and commercial milestone payments related to the Initial Product. The Company will also receive a double digit percentage of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price.

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

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has recorded $3.9 million and $3.8 million of billed and billable milestones and development expenses related to the Actavis Agreement as deferred revenue as of September 30, 2015 and December 31, 2014, respectively. This revenue is expected to be recognized by the Company over the ten year period that begins after Actavis’ first sale of the applicable product under the Actavis Agreement.

5. Fair Value of Financial Instruments

The carrying values of cash, restricted cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, and other short-term assets and liabilities approximate their respective fair values due to the short-term maturities of these assets and liabilities.

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

Recurring Fair Value Measurements

The following tables show assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and the input categories associated with those assets and liabilities:

(in thousands) As of September 30, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$28,081	$—	$—
Investments – corporate debt securities	—	6,000	—

As of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$33,199	$—	$—
Investments – commercial paper	—	6,491	—
Investments – corporate debt securities	—	81,849	—

The Company’s investment portfolio consists of investments classified as cash equivalents and available-for-sale securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company’s cash equivalents consist of money market funds that invest in U.S. treasury and various corporate debt securities. All investments with an original maturity when purchased of greater than three months are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity.

There were no realized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2015. As of September 30, 2015, the Company had no cash equivalents or available-for-sale securities in an unrealized loss position. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2015. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and nine months ended September 30, 2015.

Other Fair Value Measurements

The estimated fair value of the $125.0 million aggregate principal amount of the Notes was $187.8 million as of September 30, 2015. The Company estimated the fair value of the Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Notes is $86.6 million due to the bifurcation of the conversion feature of the Notes as described more fully in Note 7, “Borrowings.”

The estimated fair value of the loans payable under the Loan Agreement with Hercules was $40.6 million as of September 30, 2015. The Company estimated the fair value of the loans payable by using publicly available information related to Hercules’ portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input. The carrying value of the loans payable was $39.7 million as of September 30, 2015.

6. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of September 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	As of September 30, 2015	As of December 31, 2014
Accounts payable	$6,245	$2,510
Accrued goods and services	13,054	12,481
Accrued clinical trial costs	9,538	7,637
Accrued payroll and related benefits	7,805	6,166
Accrued interest	1,538	2,956
Accrued dividends payable	19	19
Accrued milestone payment owed to PharmaEngine	—	5,000
Deferred tax incentives	503	467

Total accounts payable, accrued expenses and other	$38,702	$37,236

7. Borrowings

Future minimum payments under indebtedness agreements outstanding as of September 30, 2015 are as follows:

(in thousands) As of September 30, 2015:	4.50% Convertible Senior Notes	Loan Agreement
Remainder of 2015	$—	$1,042
2016	5,625	6,251
2017	5,625	18,273
2018	5,625	25,050
2019 and thereafter	136,250	—

Total	153,125	50,616
Less interest	(28,125)	(9,414)
Less unamortized discount	(38,392)	(1,549)
Less current portion	—	—

Loans payable, net of current portion	$86,608	$39,653

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

During the third quarter of 2015, the last reported sales price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2015 was greater than 130% of the conversion price for the Notes on each applicable trading day. As a result, holders may convert their Notes at their option at any time from October 1, 2015 through December 31, 2015.

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

For the three and nine months ended September 30, 2015, interest expense related to the outstanding principal balance of the Notes was $3.4 million and $10.3 million, respectively. For the three and nine months ended September 30, 2014, interest expense related to the outstanding principal balance of the Notes was $3.4 million and $10.3 million, respectively.

Loan Agreement

In November 2012, the Company entered into the Loan Agreement with Hercules pursuant to which the Company received loans in the aggregate principal amount of $40.0 million. The Company, as permitted under the Loan Agreement, had previously extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, the Company entered into an amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend until October 1, 2014 the period during which the Company makes interest-only payments. On November 6, 2014, the Company entered into a further amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend by four additional months the period during which the Company makes interest-only payments. On February 25, 2015, the Company entered into a fourth amendment to the Loan Agreement pursuant to which the Company and Hercules agreed to extend the maturity date and the period during which the

Company makes interest-only payments on its current term loan in the aggregate principal amount of $40.0 million. As a result of this amendment, the Company was required to repay the outstanding aggregate principal balance of the term loan beginning on June 1, 2016 and continuing through November 1, 2018. As a result of the FDA’s approval of the Company’s NDA for MM-398, which occurred on October 22, 2015, the Company has the option to elect to extend the interest-only period by an additional six months so that the Company would repay the outstanding aggregate principal balance of the term loan beginning on December 1, 2016 and continuing through November 1, 2018. In addition, as a result of the FDA’s approval of the Company’s NDA for MM-398, the Company may elect to draw, at any time until August 1, 2016, an additional term loan advance of up to $15.0 million. Principal and interest payments on the additional term loan advance would be made in the same manner as the Company’s current term loan in the aggregate principal amount of $40.0 million. This amendment was treated as a debt modification for accounting purposes.

Upon the earlier of full repayment of the loans or November 1, 2016, the Company is required to pay Hercules a fee of $1.2 million, which has been recorded as a discount to the loans and as a long-term liability on the Company’s condensed consolidated balance sheets. Additionally, the Company reimbursed Hercules for costs incurred related to the loans, which has been reflected as a discount to the carrying value of the loans. The Company is amortizing these loan discounts totaling $1.6 million to interest expense over the term of the loans using the effective interest method. For the three months and nine months ended September 30, 2015, interest expense related to Hercules loans payable was $1.2 million and $3.5 million, respectively. For the three and nine months ended September 30, 2014, interest expense related to Hercules loans payable was $1.2 million and $3.6 million, respectively.

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

8. Common Stock

As of September 30, 2015 and December 31, 2014, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were approximately 115.1 million and 106.7 million shares of common stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

The shares reserved for future issuance as of September 30, 2015 and December 31, 2014 consisted of the following:

	As of	As of
(in thousands)	September 30, 2015	December 31, 2014
Options to purchase common stock	19,436	19,567
Common stock warrants	370	2,381
Conversion premium on the Notes	25,000	25,000

During the nine months ended September 30, 2015, warrants to purchase 2.1 million shares of common stock were exercised in cash and cashless transactions at a weighted average exercise price of $3.00, and 1.5 million shares of common stock were issued. During the nine months ended September 30, 2014, warrants to purchase 0.4 million shares of common stock were exercised in cash and cashless transactions at a weighted average exercise price of $3.40, and 0.3 million shares of common stock were issued.

On July 13, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell, from time to time, shares of the Company’s common stock having an aggregate sales price of up to $40,000,000 through an “at the market offering” program under which Cowen acted as the sales agent. The Company concluded sales under this program in September 2015, having sold approximately 3.8 million shares of common stock and generating approximately $38.6 million in net proceeds, after deducting commissions and offering expenses.

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

In February 2015, 3.7 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. During the nine months ended September 30, 2015 and 2014, the Company issued options to purchase 3.3 million and 3.7 million shares of common stock, respectively. At September 30, 2015, there were 2.8 million shares remaining available for grant under the 2011 Plan.

The assumptions used to estimate the fair value of options granted to employees and directors at the date of grant for the nine months ended September 30, 2015 were as follows:

Nine months ended September 30, 2015
Risk-free interest rate	1.5-1.8%
Expected dividend yield	0%
Expected term	5.0-5.9 years
Expected volatility	66-67%

Options granted to employees generally vest over a three year period. The Company recognized stock-based compensation expense as follows for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Employee awards:
Research and development	$2,116	$1,663	$6,451	$5,185
General and administrative	1,565	1,143	5,519	4,596

Stock-based compensation for employee awards	3,681	2,806	11,970	9,781
Stock-based compensation for non-employee awards	9	44	57	160

Total stock-based compensation	$3,690	$2,850	$12,027	$9,941

The following table summarizes stock option activity during the nine months ended September 30, 2015:

(in thousands, except per share amounts and years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2014	19,556	$4.47	6.17	$133,599
Granted	3,314	$9.68
Exercised	(3,080)	$2.71
Forfeited	(354)	$7.26

Outstanding, September 30, 2015	19,436	$5.59	6.41	$60,544

Vested and expected to vest, September 30, 2015	19,113	$5.54	6.37	$60,261
Exercisable, September 30, 2015	14,620	$4.85	5.59	$54,333

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock.

10. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” whereby the effective date for the new revenue standard was deferred by one year. As a result of ASU 2015-14, the new revenue standard is now effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is now permitted for annual periods beginning after December 15, 2016, including interim periods within that annual period. The Company is currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on the consolidated financial statements, including the adoption method to be utilized.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not anticipate a material impact to the consolidated financial statements as a result of this change.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning on or after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The Company does not anticipate a material impact to the consolidated financial statements as a result of this change.

11. Subsequent Events

On October 22, 2015, the FDA and the Taiwan Food and Drug Administration approved the use of MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively.

In October 2015, the Company earned a $47.5 million milestone under the Baxalta Agreement related to the enrollment of the first patient in a Phase 2 clinical trial of MM-398 in front-line pancreatic cancer.

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

Overview

We are a biopharmaceutical company discovering, developing and commercializing innovative medicines consisting of novel therapeutics paired with companion diagnostics for the treatment of cancer. We were founded by a team of scientists from The Massachusetts Institute of Technology and Harvard University who sought to develop a systems biology-based approach to biomedical research. The core of our approach to systems biology is to apply multidisciplinary and multitechnology capabilities to build functional and predictive computational models of biological systems, such as cell signaling networks, that allow us to engineer treatments that are directed at the mechanisms of disease. Our mission is to employ these insights to provide patients, physicians and the healthcare system with the medicines, tools and information to deliver integrated healthcare solutions that improve both the quality of outcomes and the efficiency of care. We have one approved therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. Our most advanced program is our therapeutic MM-398, which we market under the brand name ONIVYDE. On October 22, 2015, the U.S. Food and Drug Administration, or FDA, and the Taiwan Food and Drug Administration, or TFDA, approved the use of MM-398 in combination with fluorouracil, or 5-FU, and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. In addition, the European Medicines Agency, or EMA, has accepted for review a Marketing Authorization Application, or MAA, filed by Baxalta for MM-398 in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy. Additionally, we have multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines.

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our systems biology approach, conducting clinical trials for our product candidates, protecting our intellectual property, preparing for commercial launch of MM-398, which we initiated on October 26, 2015, and providing general and administrative support for these operations. As of September 30, 2015, we have not generated any revenue from product sales and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through September 30, 2015, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our April 2012 initial public offering and July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, which we refer to as the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of 4.50% convertible senior notes due 2020, or the convertible senior notes, in our July 2013 underwritten public offering and $384.9 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of a third-party pharmaceutical company, for which we have received $3.8 million in upfront fees and reimbursements as of September 30, 2015.

As of September 30, 2015, we had unrestricted cash and cash equivalents and available-for-sale securities of $62.4 million. We expect to be able to fund operations into the second quarter of 2016 through our unrestricted cash and cash equivalents and available-for-sale securities of $62.4 million as of September 30, 2015, $47.5 million of milestones related to MM-398 that we anticipate receiving from Baxalta in the fourth quarter of 2015 and anticipated cost sharing reimbursements from Baxalta.

On July 13, 2015, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell, from time to time, shares of our common stock having an aggregate sales price of up to $40.0 million through the ATM offering under which Cowen acted as sales agent. We concluded sales under the ATM offering in September 2015, having sold approximately 3.8 million shares of common stock and generating approximately $38.6 million in net proceeds, after deducting commissions and offering expenses.

We have never been profitable and, as of September 30, 2015, we had an accumulated deficit of $754.4 million. Our net loss was $42.4 million and $99.7 million for the three and nine months ended September 30, 2015, respectively, and $28.0 million and $74.1 million for the three and nine months ended September 30, 2014, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which we expect will be entering late stage clinical development.

We expect to continue to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution in connection with commercializing MM-398, as well as in connection with seeking and possibly obtaining regulatory approval of any of our other product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Under the terms of the Baxalta agreement, we received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, we are eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which we have received $15.0 million from Baxalta as of September 30, 2015 related to the submission of the protocol for our Phase 2 clinical trial of MM-398 in front-line metastatic pancreatic cancer and expect to receive an additional $47.5 million in research and development milestones from Baxalta in the fourth quarter of 2015, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which we have received $20.0 million from Baxalta as of September 30, 2015, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta agreement, we will bear up to the first $98.8 million of costs related to the development of MM-398 for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxalta all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the licensed territory.

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

Under the Baxalta agreement, Baxalta has also agreed that, subject to limited exceptions, until September 23, 2017, neither Baxalta nor any of its affiliates will (i) effect or seek, offer or propose to effect, or cause or participate in or in any way advise, assist or encourage any other person to effect or seek, offer or propose to effect or cause or participate in, any acquisition of any of our securities or assets, any tender or exchange offer, merger or other business combination involving us, any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to us, or any solicitation of proxies or consents to vote any of our voting securities, (ii) form, join or in any way participate in a group with respect to any of our securities, (iii) otherwise act, alone or in concert with others, to seek to control or influence our management, board of directors or policies, (iv) take any action that might force us to make a public announcement regarding any of the foregoing or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing.

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

We have determined that the collaboration represents a services agreement and, as such, have estimated the level of effort expected to be completed as a result of providing the identified deliverables. We will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by December 31, 2019. We will periodically review and, if necessary, revise the estimated service period related to our collaboration with Baxalta.

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

During the second quarter of 2015, the EMA accepted for review an MAA filed by Baxalta for MM-398. As a result of this acceptance, we recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. During the three and nine months ended September 30, 2015, we recognized revenue based on the following components of the Baxalta agreement:

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2015	2015
Proportional performance model	$16,440	$47,839
Substantive milestones	—	20,000

Total	$16,440	$67,839

During the three and nine months ended September 30, 2014, we recognized no revenue associated with the Baxalta agreement.

As of September 30, 2015 and December 31, 2014, we maintained the following assets and liabilities related to the Baxalta agreement:

	As of	As of
(in thousands)	September 30, 2015	December 31, 2014
Accounts receivable, billed	$1,125	$—
Accounts receivable, unbilled	840	1,615
Deferred revenue	65,136	91,156

Of the $65.1 million of deferred revenue related to the Baxalta agreement, $55.1 million is classified as current in the consolidated balance sheets based upon our estimate of revenue that will be recognized under the proportional performance model as a result of effort expected to be completed within the next twelve months.

In October 2015, we achieved a $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of MM-398 in front-line pancreatic cancer. This milestone is a non-substantive milestone and revenue related to the achievement of this milestone will be recognized through the proportional performance model.

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi, which we refer to as the Sanofi agreement, for the development and commercialization of MM-121. On June 17, 2014, we agreed with Sanofi to terminate the Sanofi agreement effective December 17, 2014. In connection with the agreement to terminate the Sanofi agreement, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to us in July 2014, and we have waived Sanofi’s obligation to reimburse us for MM-121 development costs incurred after the effective termination date. As a result of the termination of the Sanofi agreement, we are not entitled to receive any additional fees, milestone payments or reimbursements from the collaboration.

Through September 30, 2015, Sanofi had paid us a nonrefundable, noncreditable upfront license fee of $60.0 million, as well as additional aggregate milestone payments of $25.0 million. Under the Sanofi agreement, Sanofi was responsible for all MM-121 development and manufacturing costs. Sanofi reimbursed us for internal time at a designated full-time equivalent rate per year and reimbursed us for direct costs and services related to the development and manufacturing of MM-121.

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

During the three and nine months ended September 30, 2015, we recognized no revenue associated with the Sanofi agreement due to its termination effective December 17, 2014. During the three and nine months ended September 30, 2014, we recognized revenue based on the following components of the Sanofi agreement:

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2014	2014
Upfront payment	$13,415	$27,933
Milestone payments	5,590	11,639
Development services	2,953	16,694
Manufacturing services and other	6,044	12,585

Total	$28,002	$68,851

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. Under the Actavis agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.1 million, of which $3.8 million has been received through September 30, 2015, and the remainder is expected to be received in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

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

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have recorded $3.9 million and $3.8 million of total billed and billable milestones and development expenses related to the Actavis agreement as deferred revenue as of September 30, 2015 and December 31, 2014, respectively. We expect to recognize this revenue over the ten year period that begins after Actavis’ first sale of applicable product under the Actavis agreement.

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

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $38.0 million in upfront license fees and milestone payments, including an $11.0 million milestone payment made in July 2015 in connection with the EMA’s acceptance for review of an MAA for MM-398, which occurred, and was recognized as research and development expense, in the second quarter of 2015. In addition to these amounts, we will also be required to pay PharmaEngine up to an additional $60.0 million in aggregate regulatory milestones, $3.5 million in sublicense fees and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the PharmaEngine agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the PharmaEngine agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the three months ended September 30, 2015 and 2014, we recognized research and development expenses of $0.1 million and $12.4 million, respectively. During the nine months ended September 30, 2015 and 2014, we recognized research and development expenses of $11.4 million and $12.5 million, respectively.

Our financial obligations under other license and development agreement are summarized below under “—Liquidity and Capital Resources—Contractual obligations and commitments.”

Financial Operations Overview

Revenues

As of September 30, 2015, we have not yet generated any revenue from product sales. All of our revenue to date has been primarily derived from license fees, milestone payments and research, development, manufacturing and other payments received from collaborations, and, to a lesser extent, from grant payments received from the National Cancer Institute. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research, development and manufacturing payments from collaborations and royalties from the sales of products developed under licenses of our intellectual property.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone payments and research, development, manufacturing and other payments from collaborations, as well as the amount and timing of payments that we receive upon the sale of our commercial products, to the extent any are successfully commercialized. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

We expect that revenues in 2015 under the Baxalta agreement will exceed revenues in 2014, as we will have performed a full year of services under the Baxalta agreement. As a result, we expect to recognize additional revenue under our proportional performance model. An additional increase in 2015 revenue occurred as a result of achieving a $20.0 million substantive regulatory milestone in the second quarter of 2015 related to the EMA’s acceptance for review of an MAA for MM-398. We do not expect there to be a one-time increase in revenue related to the $47.5 million research and development milestone achieved under the Baxalta agreement in the fourth quarter of 2015, as this milestone is considered non-substantive, and as such is included as part of our proportional performance revenue recognition model. We expect that revenues in 2016 under the Baxalta agreement will exceed revenues in 2015, as we expect to achieve additional substantive regulatory milestones in 2016.

We do not expect to record any revenues under the Sanofi agreement in 2015 due to the termination of the Sanofi agreement effective December 17, 2014.

Research and development expense

Research and development expenses consist of the costs associated with our research and discovery activities, including investment in our systems biology approach, performance of preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

•	employee salaries and related expenses, which include stock-based compensation and benefits for the personnel involved in our drug discovery and development activities;

•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites;

•	manufacturing material expense for in-house manufacturing and third-party manufacturing organizations and consultants, including costs associated with manufacturing product prior to regulatory approval;

•	license fees for and milestone payments related to in-licensed products and technologies; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We expect to maintain or increase our research and development expenses for the foreseeable future as we continue to develop our clinical stage product candidates and further advance our preclinical products and earlier stage research and development projects. This will include additional regulatory milestone payments that we are required to make under the PharmaEngine agreement.

We use our employee and infrastructure resources across multiple research and development programs. We track expenses related to our clinical stage product candidates on a per project basis. Accordingly, we allocate internal employee-related and infrastructure costs, as well as third-party costs, to each of these programs. We do not allocate to particular development programs either stock-based compensation expense or expenses related to preclinical programs. Costs that are not directly attributable to specific clinical programs or early preclinical activities, such as wages related to shared laboratory services, travel and employee training and development, are not allocated and are considered general research and discovery expenses.

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
MM-398	$6,575	$16,361	$31,102	$26,275
MM-302	4,315	3,103	12,990	10,804
MM-121	3,922	2,949	7,548	7,598
MM-141	2,929	4,138	9,838	9,716
MM-111	1,231	3,094	4,372	11,564
MM-151	1,440	1,405	3,874	7,812
Preclinical, general research and discovery	15,235	10,914	40,070	28,787
Stock-based compensation	2,116	1,668	6,454	5,195

Total research and development expense	$37,763	$43,632	$116,248	$107,751

The development, regulatory and clinical expenses related to the Actavis agreement are included within our preclinical, general research and discovery expenses.

MM-398

On October 22, 2015, the FDA and the TFDA approved the use of MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. In addition, the EMA has accepted for review an MAA filed by Baxalta for MM-398 in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy. We recently initiated a Phase 2 clinical trial of MM-398 in front-line metastatic pancreatic cancer. We also recently expanded a Phase 1 translational clinical trial in patients with solid tumors to identify predictive imaging biomarkers associated with MM-398 for the purpose of estimating drug delivery to the tumor and patient response. In addition, we are also collaborating with several investigators to conduct additional trials of MM-398, including an investigator-sponsored Phase 1 clinical trial utilizing a high concentration formulation of MM-398 in patients with glioma and an investigator-initiated Phase 1 clinical trial in patients with pediatric solid tumors, which is being conducted under our investigational new drug application. Additionally, we anticipate initiating an additional clinical trial of MM-398 in front-line gastric cancer.

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

MM-141

We are currently conducting a Phase 1 clinical trial of MM-141 in solid tumors and a Phase 2 clinical trial of MM-141 in front-line metastatic pancreatic cancer, which was initiated in May 2015. The Phase 2 clinical trial is expected to enroll 146 front-line metastatic pancreatic cancer patients who have high serum levels of free IGF-1 in a randomized (1:1), double-blinded, placebo-controlled trial. The primary endpoint of the trial is progression free survival. Secondary endpoints include overall survival, objective response rate, safety and tolerability.

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

General and administrative expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our legal, intellectual property, business development, pre-commercial, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, pre-commercialization costs, and accounting and information technology services. We expect that general and administrative expense will increase in future periods in proportion to increases in research and development and as a result of increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to develop and commercialize our clinical products. In addition, we expect that general and administrative expense will further increase as we perform commercialization activities related to MM-398.

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

Upon entering into the Baxalta agreement, we were required to make estimates and assumptions regarding the units of accounting and the inputs used in the revenue recognition model. We will evaluate these estimates and judgments on an ongoing basis.

As a result of initiating commercial sales of MM-398 in the fourth quarter of 2015, we will be required to make estimates and assumptions regarding sales discounts and allowances. We will evaluate these estimates and judgments on an ongoing basis.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 27, 2015, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2014. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

	Three months ended September 30,
(in thousands)	2015	2014
Collaboration revenues	$16,440	$28,002
Research and development expenses	37,763	43,632
General and administrative expenses	16,956	8,095

Loss from operations	(38,279)	(23,725)
Interest income	13	7
Interest expense	(4,476)	(4,585)
Other income	356	265

Net loss	$(42,386)	$(28,038)

Collaboration revenues

Collaboration revenues for the three months ended September 30, 2015 were $16.4 million, compared to $28.0 million for the three months ended September 30, 2014, a decrease of $11.6 million, or 41%. This decrease was primarily attributable to $28.0 million of decreased revenue related to the Sanofi agreement, which was terminated effective December 17, 2014, offset by $16.4 million of increased revenue related to the Baxalta agreement that we entered into during the third quarter of 2014.

Research and development expenses

Research and development expenses for the three months ended September 30, 2015 were $37.8 million, compared to $43.6 million for the three months ended September 30, 2014, a decrease of $5.9 million, or 13%. This decrease was primarily attributable to the following factors:

•	$9.8 million of decreased MM-398 expenses primarily due to $12.0 million of milestone payments earned by PharmaEngine during the three months ended September 30, 2014, offset by increased costs associated with the initiation of a Phase 2 clinical trial of MM-398 in front-line metastatic pancreatic cancer;

•	$1.9 million of decreased MM-111 expenses primarily due to the decision to stop enrolling patients in the MM-111 clinical trial; and

•	$1.2 million of decreased MM-141 expenses due to the timing of costs associated with our ongoing clinical trial, diagnostic efforts and manufacturing campaigns.

This decrease was partially offset by the following factors:

•	$4.3 million of increased expenses on preclinical, general research and discovery due to an increased number of preclinical programs in our pipeline and increased costs related to the timing of material purchases for manufacturing runs.

•	$1.2 million of increased MM-302 expenses as a result of our Phase 2 clinical trial of MM-302 in breast cancer, which was initiated in August 2014; and

•	$1.0 million of increased MM-121 expenses as a result of our Phase 2 clinical trial of MM-121 in non-small cell lung cancer, which was initiated in February 2015.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2015 were $17.0 million, compared to $8.1 million for the three months ended September 30, 2014, an increase of $8.9 million, or 109%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the three months ended September 30, 2015 was $4.5 million, compared to $4.6 million for the three months ended September 30, 2014.

Comparison of the nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
(in thousands)	2015	2014
Collaboration revenues	$67,839	$68,851
Research and development expenses	116,248	107,751
General and administrative expenses	38,460	22,240

Loss from operations	(86,869)	(61,140)
Interest income	93	62
Interest expense	(13,524)	(13,666)
Other income	580	662

Net loss	$(99,720)	$(74,082)

Collaboration revenues

Collaboration revenues for the nine months ended September 30, 2015 were $67.8 million, compared to $68.9 million for the nine months ended September 30, 2014, a decrease of $1.0 million, or 1%. Revenues earned during the nine months ended September 30, 2015 were related to the Baxalta agreement that we entered into during the third quarter of 2014 and included $20.0 million of substantive milestone revenue recognized during the second quarter of 2015, as well as $47.8 million of revenue recognized under our proportional performance model. Revenues earned during the nine months ended September 30, 2014 were related to the Sanofi agreement, which was terminated effective December 17, 2014.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2015 were $116.2 million, compared to $107.8 million for the nine months ended September 30, 2014, an increase of $8.4 million, or 8%. This increase was primarily attributable to:

•	$11.3 million of increased expenses related to preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline, increased headcount and increased size and frequency of manufacturing runs;

•	$4.8 million of increased MM-398 expenses primarily due to $11.0 million of milestone payments earned by PharmaEngine during the second quarter of 2015 and increased expenses related to manufacturing campaigns, which were offset by $12.0 million of milestone payments earned by PharmaEngine during the nine months ended September 30, 2014;

•	$2.2 million of increased MM-302 expenses as a result of our Phase 2 clinical trial of MM-302 in breast cancer, which was initiated in August 2014; and

•	$1.3 million of increased stock-based compensation charges.

These increases were partially offset by:

•	$7.2 million of decreased MM-111 expenses primarily due to the decision to stop enrolling patients in the MM-111 clinical trial; and

•	$3.9 million of decreased MM-151 expenses primarily due to the timing of costs associated with our ongoing clinical trial, diagnostic efforts and a manufacturing campaign.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2015 were $38.5 million, compared to $22.2 million for the nine months ended September 30, 2014, an increase of $16.2 million, or 73%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for commercialization of our product candidates and increased facility-related costs.

Interest expense

Interest expense for the nine months ended September 30, 2015 was $13.5 million, compared to $13.7 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. Through September 30, 2015, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible senior notes in our July 2013 underwritten public offering, and $384.9 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $3.8 million in upfront fees and reimbursements as of September 30, 2015. As of September 30, 2015, we had unrestricted cash and cash equivalents and available-for-sale securities of $62.4 million.

As of September 30, 2015, within our unrestricted cash and cash equivalents, $1.2 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $1.2 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2015 and 2014.

	Nine months ended September 30,
(in thousands)	2015	2014
Cash used in operating activities	$(102,048)	$(3,123)
Cash provided by investing activities	73,772	31,085
Cash provided by financing activities	48,938	7,275

Net increase in cash and cash equivalents	$20,662	$35,237

Operating activities

Cash used in operating activities of $102.0 million during the nine months ended September 30, 2015 was primarily a result of our net loss of $99.7 million as well as a decrease in deferred revenue due to the recognition of revenue under the proportional performance model associated with the Baxalta agreement. These changes were partially offset by the impact of non-cash items, including stock-based compensation charges, non-cash interest expense, depreciation and amortization charges. Cash used in operating activities of $3.1 million during the nine months ended September 30, 2014 was primarily a result of our net loss of $74.1 million, as well as a decrease in deferred revenue due to the reassessment of the development period with Sanofi. These changes were partially offset by an increase in deferred revenue attributable to the $100.0 million upfront payment received from Baxalta and $19.1 million of non-cash items.

Investing activities

Cash provided by investing activities of $73.8 million during the nine months ended September 30, 2015 was primarily due to the maturities of marketable securities of $81.9 million, partially offset by $8.1 million of purchases of property and equipment. Cash provided by investing activities of $31.1 million during the nine months ended September 30, 2014 was primarily due to the maturities of marketable securities of $106.7 million, which was partially offset by purchases of marketable securities of $70.9 million, as well as $4.7 million related to the purchase of property and equipment.

Financing activities

Cash provided by financing activities of $48.9 million during the nine months ended September 30, 2015 was primarily a result of $38.6 million of net proceeds from the ATM offering and $8.3 million of proceeds from the issuance of common stock related to stock option and common stock warrant exercises, as well as $2.1 million of proceeds from the issuance of Series B preferred stock by Silver Creek. Cash provided by financing activities of $7.3 million during the nine months ended September 30, 2014 was primarily a result of $6.5 million of proceeds from the issuance of common stock related to stock option and common stock warrant exercises, as well as $0.7 million of proceeds from the sale and issuance of convertible notes by Silver Creek.

Borrowings and other liabilities

We have convertible debt outstanding as of September 30, 2015 related to our 4.50% convertible senior notes due 2020, which we issued in July 2013 in the aggregate principal amount of $125.0 million. The convertible senior notes are convertible into common stock upon satisfaction of certain conditions. The convertible senior notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The convertible senior notes will mature on July 15, 2020 unless earlier repurchased by us or converted at the option of holders. See Note 7, “Borrowings,” in the accompanying notes to condensed consolidated financial statements for additional information.

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

Funding requirements

On October 22, 2015, we received marketing approval from the FDA and the TFDA for MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. We have not completed development of any other therapeutic products or companion diagnostics. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our clinical stage product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials, including MM-398 in additional indications;

•	continue to develop our sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize MM-398 and other products for which we may seek regulatory approval; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

As of September 30, 2015, we had unrestricted cash and cash equivalents and available-for-sale securities of $62.4 million. We expect to be able to fund operations into the second quarter of 2016 through our unrestricted cash and cash equivalents and available-for-sale securities of $62.4 million as of September 30, 2015, $47.5 million of milestones related to MM-398 that we anticipate receiving from Baxalta in the fourth quarter of 2015 and anticipated cost sharing reimbursements from Baxalta.

We have based the funding requirement estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the revenue that we receive from commercial sales of MM-398;

•	the progress and results of the clinical trials of our clinical stage product candidates;

•	the success of our collaborations with Baxalta and PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the timing and amount of anticipated milestone payments and cost sharing reimbursements related to MM-398 that we may receive from Baxalta;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates.

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

Contractual obligations and commitments

In March 2015, we received an award of $1.4 million of tax incentives from the Massachusetts Life Sciences Center, which allows us to monetize approximately $1.2 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 75 employees and to maintain the additional headcount through at least December 31, 2019. We achieved this pledge in the third quarter of 2015 and recognized income related to this award; however, failure to maintain this commitment could result in us being required to repay some or all of these incentives.

As of September 30, 2015, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” whereby the effective date for the new revenue standard was deferred by one year. As a result of ASU 2015-14, the new revenue standard is now effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is now permitted for annual periods beginning after December 15, 2016, including interim periods within that annual period. We are currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on our consolidated financial statements, including the adoption method to be utilized.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not anticipate a material impact to our consolidated financial statements as a result of this change.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning on or after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. We do not anticipate a material impact to our consolidated financial statements as a result of this change.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $99.7 million for the nine months ended September 30, 2015, $83.6 million for the year ended December 31, 2014 and $130.7 million for the year ended December 31, 2013. As of September 30, 2015, we had an accumulated deficit of $754.4 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and a secured debt financing. We have devoted substantially all of our efforts to research and development, including clinical trials. We have only recently completed development of and begun to commercialize our first product, MM-398, and have not completed development of or commercialized any other therapeutic product candidates or companion diagnostics. MM-398 is approved in the United States and Taiwan for use in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our clinical stage product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials, including MM-398 in additional indications;

•	continue to develop our sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize MM-398 and other products for which we may seek regulatory approval; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may seek regulatory approval. We are only in the preliminary stages of some of these activities for most of our product candidates, and our commercial activities for MM-398 are nascent. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We currently have, and will continue to have, a significant amount of indebtedness. As of September 30, 2015, we had outstanding borrowings in an aggregate principal amount of $40.0 million under the loan agreement with Hercules. In addition, in July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020. We could in the future incur additional indebtedness beyond such amounts.

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

We will need substantial additional funding in connection with our continuing operations. We expect our research and development expenses to continue to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution related to MM-398 and any other product candidate for which we obtain regulatory approval in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We expect to be able to fund operations into the second quarter of 2016 through our unrestricted cash and cash equivalents and available-for-sale securities of $62.4 million as of September 30, 2015, $47.5 million of milestones related to MM-398 that we anticipate receiving from Baxalta in the fourth quarter of 2015 and anticipated cost sharing reimbursements from Baxalta. Our future capital requirements will depend on many factors, including:

•	the revenue that we receive from commercial sales of MM-398;

•	the progress and results of the clinical trials of our clinical stage product candidates;

•	the success of our collaborations with Baxalta and PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the timing and amount of anticipated milestone payments and cost sharing reimbursements related to MM-398 that we may receive from Baxalta;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and, even if regulatory approval is obtained, achieve product sales of any of our product candidates other than MM-398. In addition, MM-398 or any of our other product candidates, if approved, may not achieve commercial success. We began commercializing MM-398 under the brand name ONIVYDE in the United States in the fourth quarter of 2015. If we fail to generate sufficient revenues from the sale of MM-398 or the commercialization of any of our other product candidates, we will need to continue to rely on additional financing to achieve our business objectives.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the successful commercialization of MM-398 and the success of our clinical stage product candidates. All of our product candidates other than MM-398 are still in preclinical and clinical development. Clinical trials of our product candidates may not be successful. If we are unable to successfully commercialize MM-398 or our other product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of MM-398 and our other clinical stage product candidates for the treatment of various types of cancer. Although we have obtained FDA and TFDA approval for MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively, all of our other product candidates, including MM-398 in additional indications, are still in preclinical and clinical development. Our ability to generate meaningful product revenues will depend heavily on the successful development and commercialization of MM-398 and our other product candidates. The success of MM-398 and our other product candidates, which include both our therapeutic product candidates and companion diagnostic candidates, will depend on several factors, including the following:

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize MM-398 and our other product candidates, which would materially harm our business.

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

If serious adverse or undesirable side effects are identified during the development of our product candidates or following their approval and commercialization, we may need to modify or abandon our development or marketing of such product or product candidate.

All of our product candidates, other than MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy, are still in preclinical or clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval, and it is impossible to ensure that safety or efficacy issues will not arise following regulatory approval. Currently marketed therapies for solid tumors are generally limited to some extent by their toxicity. Use of our product candidates as monotherapies in clinical trials also has resulted in adverse events consistent in nature with other marketed therapies. When used in combination with other marketed or investigational therapies, our product candidates may exacerbate adverse events associated with the other therapy. If our products or product candidates, either alone or in combination with other therapies, result in undesirable side effects or have characteristics that are unexpected, we may need to modify or abandon their development or marketing. For instance, the label for ONIVYDE contains a boxed warning with respect to severe neutropenia and severe diarrhea, which must be clearly conveyed in all marketing materials. Physicians’ perceptions of the risks conveyed by the ONIVYDE boxed warning could impact their willingness to prescribe ONIVYDE.

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

Any of our product candidates that receive regulatory approval may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even though MM-398 has received marketing approval, it, or any of our other product candidates that receive marketing approval, may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of MM-398 and our other product candidates, if approved for commercial sale, will depend on a number of factors that may be uncertain or subjective, including:

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

If we are unable to successfully establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates.

We have no experience in the sale, marketing or distribution of therapeutic products and MM-398 is the first product that we are attempting to commercialize. To achieve commercial success for any approved product, we must either build a sales and marketing organization or outsource these functions to third parties. We have established a sales and marketing organization to market and sell MM-398 in the United States, while we expect that Baxalta and PharmaEngine will market and sell MM-398 in the rest of the world. Our commercialization plans for our other therapeutic candidates will depend in part on any future collaborations into which we may enter.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, we are commercializing MM-398 with a small field force of clinically trained healthcare professionals who serve as a single point of contact for physicians and other supporting health care professionals involved in the care of patients. This differs from the traditional field model in that it combines the roles of field sales and medical professionals that are sometimes separate roles. While we believe that our field strategy will better meet the needs of our customers, this strategy may not be effective. Additionally, recruiting and training a field force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a field force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our field and marketing personnel.

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

The development and commercialization of new therapeutic and diagnostic products is highly competitive. We face competition with respect to MM-398 and our other product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of the solid tumor indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

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

There are also a number of products in late stage clinical development to treat solid tumors. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render MM-398 or our other product candidates obsolete or non-competitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

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

Even if we are able to successfully commercialize MM-398 or any of our other product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic and diagnostic products, including MM-398, vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval.

Our ability to commercialize MM-398 and any other approved products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

There may be significant delays in obtaining reimbursement for MM-398 and any other approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future weakening of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of MM-398 and any other products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and an even greater risk related to the commercial sale of MM-398 and any other products that we may develop. If we cannot successfully defend ourselves against claims that MM-398 or our other product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for MM-398 or any other products or product candidates that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of patients from clinical trials;

•	significant costs to defend the related litigation;

•	substantial monetary awards to patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

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

Risks Related to Our Dependence on Third Parties

The successful commercialization and continued development of MM-398 depends substantially on our collaboration with Baxalta. If Baxalta is unable or unwilling to commercialize or further develop MM-398, or experiences significant delays in doing so, our business will be materially harmed.

In September 2014, we entered into a license and collaboration agreement with Baxalta for the development and commercialization of MM-398. Prior to this collaboration, we did not have a history of working with Baxalta. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and commercial sale milestones, and provides us with royalty-based revenue if MM-398 is successfully commercialized. We cannot predict the success of the collaboration.

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

If Baxalta terminates our agreement at any time, whether on the basis of our uncured material breach or for any other reason, it would delay or prevent our further development of MM-398 and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund the future clinical development and commercialization of MM-398 outside of the United States on our own, seek another collaborator or licensee for such clinical development and commercialization, or abandon the future clinical development and commercialization of MM-398 outside of the United States.

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

Our product development programs and the commercialization of MM-398, and the potential commercialization of any other approved product candidates, will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We have a manufacturing facility located at our corporate headquarters in Cambridge, Massachusetts. We manufacture drug substance at this facility that we use for research and development purposes and for clinical trials of our product candidates. We have limited experience in manufacturing products at a commercial scale. Our current facility may not be sufficient to permit manufacturing of MM-398 or our other product candidates for Phase 3 clinical trials or commercial sale. In order to meet our business plan, which contemplates our internally manufacturing drug substance for most of our clinical trials and, over the long-term, for a significant portion of our commercial requirements, we will need to upgrade and expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

If our manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected.

If the manufacturing facility at our corporate headquarters or the equipment in it is damaged or destroyed, we may not be able to quickly or economically replace our manufacturing capacity or replace it at all. If such an event occurs, the supply of MM-398 and our other product candidates would be interrupted. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to a third party and could lose potential revenue from the sales of MM-398 and any other product candidates for which we obtain regulatory approval. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before selling MM-398 or any other products manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales of MM-398 and any other product candidates that are approved by the FDA.

Currently, we maintain insurance coverage against damage to our property and equipment and to cover business interruption and research and development restoration expenses. If we have underestimated our insurance needs with respect to an interruption in our clinical manufacturing of our product candidates, we may not be able to cover our losses.

Any other interruption of production at our manufacturing facility also could damage our business. For example, in 2009, we experienced a viral contamination at this facility that required that we shut the facility entirely for decontamination. Because of this contamination, the FDA placed a partial clinical hold on our investigational new drug application for MM-121 until we submitted supporting documentation to the FDA regarding our decontamination procedures. Although we were able to resolve this issue, with the FDA lifting the partial clinical hold in April 2010, other companies have experienced similar contamination problems, and we could experience a similar problem in the future that is more difficult to resolve.

We expect to continue to contract with third parties for at least some aspects of the production of MM-398 and our other product candidates for commercial sale and clinical trials. This increases the risk that we will not have sufficient quantities of MM-398 or our other product candidates at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently rely on third-party manufacturers for some aspects of the production of MM-398 and our other product candidates, including the production of MM-121 and fill-finish and labeling activities for MM-398 and our other product candidates. In addition, while we believe that our existing manufacturing facility, or additional facilities that we will be able to build, will be sufficient to meet our requirements for manufacturing a significant portion of drug substance for our research and development activities, we may need to rely on third-party manufacturers for some of these requirements, particularly later stage clinical trials of our antibody product candidates, and, at least in the near term, for commercial supply of MM-398 and any other product candidates for which we obtain marketing approval.

In connection with the termination of our license and collaboration agreement with Sanofi for the development and commercialization of MM-121, we assumed an agreement with a third-party manufacturer for the manufacture of MM-121. We do not have any other agreements with third-party manufacturers for the clinical or commercial supply of MM-398 or any other product candidates, and we may be unable to conclude such agreements or to do so on acceptable terms. Reliance on third-party manufacturers entails additional risks, including:

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

Although we perform much of the bulk manufacturing for MM-398 and our other product candidates, we rely on third parties to perform the fill-finish and packaging steps. If any of those third parties were to fail to be in compliance with regulations of the FDA or other regulatory bodies, our ability to supply MM-398 and our other product candidates could be adversely impacted.

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

Our product candidates, including our clinical stage product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, import, export, sampling and marketing are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. On October 22, 2015, we received approval from the FDA and the TFDA to market MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively, which is our first and only product candidate to receive regulatory approval. We have not received regulatory approval to market MM-398 in any jurisdiction other than the United States and Taiwan or for any other indications. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA and other regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA or other regulatory agencies. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

For MM-398 and MM-302, although we are also investigating possible in vitro companion diagnostics, we are currently developing in vivo companion diagnostics in the form of imaging agents that may help identify patients likely to benefit from the therapy. Imaging agents are regulated as drugs by the FDA’s Center for Drug Evaluation and Research and, as such, are generally subject to the regulatory requirements applicable to other new drug candidates. Although the FDA has not issued guidance with respect to the simultaneous approval of in vivo diagnostics and therapeutics, it is possible that the FDA will apply a standard similar to that for in vitro diagnostics.

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

In addition, a drug product approved under an NDA, such as MM-398, could face generic competition earlier than expected. The enactment of the Generic Drug User Fee Amendments of 2012 as part of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, established a user fee program that will generate hundreds of millions of dollars in funding for the FDA’s generic drug review program. Funding from the user fee program, along with performance goals that the FDA negotiated with the generic drug industry, could significantly decrease the timeframe for FDA review and approval of generic drug applications.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products abroad.

We intend to market our products, including MM-398, either ourselves or with commercialization partners, both within and outside the United States. This may increase the risks described below with respect to our compliance with foreign regulations.

In order to market and sell MM-398 and our other products in the European Union and many other jurisdictions, we or our commercialization partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing, including sometimes additional testing in children. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our commercialization partners may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We or our commercialization partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

MM-398 and any other product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP or QSR requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

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

As a condition of reimbursement for MM-398 and any other product candidate approved by the FDA, various U.S. federal and state healthcare programs require that we calculate and report certain pricing information to U.S. federal and state healthcare agencies. For example, we are required to provide average selling price information to the Centers for Medicare & Medicaid Services on a quarterly basis in order to compute Medicare Part B payment rates. Price reporting and payment obligations are highly complex and vary among products and programs. The calculation of average selling price includes a number of inputs from contracts with wholesalers, specialty distributors, group purchasing organizations and other customers. We are also required to make an assessment of whether these agreements are deemed to be for bona fide services and that the services are deemed to be at fair market value in our industry and for our products. Our processes for estimating amounts due under these governmental pricing programs involve subjective decisions. As a result, our price reporting calculations are subject to the risk of errors and our methodologies for calculating these prices could be challenged under the federal False Claims Act or other laws. In addition, the Health Care Reform Law modified the rules related to certain price reports and expanded the scope of pharmaceutical product sales to which Medicaid rebates apply, among other things. Uncertainty exists currently, as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. This uncertainty in the interpretation of the legislation increases the chances of an error in price reporting, which could in turn lead to a legal challenge, restatement or investigation. If we become subject to investigations, restatements or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Commercialization of Our Product Candidates

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we are found to have improperly promoted off-label uses, we may become subject to significant fines and other liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. MM-398 is only approved by the FDA and the TFDA for use in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively, and we may only promote MM-398 for such use. If we are found to have promoted for off-label uses, we may become subject to significant government fines and other related liability. For example, the U.S. government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that can impose significant restrictions and other burdens on the affected companies.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of MM-398 and any other products for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute MM-398 and any other products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our corporate compliance efforts cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, coverage and reimbursement of our products, together with our general operations, are or will be, if we receive marketing approval for any of our product candidates, subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have implemented a corporate compliance program based on what we believe are the current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of MM-398 or other products from the market, significant fines, disqualification or debarment from participation in federally-funded healthcare programs or other sanctions or litigation, any of which events may have a significant adverse impact on our business.

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

We have expanded, and expect to continue to expand, our development, manufacturing, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have grown significantly in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs and sales and marketing, and we expect to continue to grow in these areas. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own a large portion of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could allow, delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and in the future may be subject to substantial price volatility. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	our ability to successfully commercialize MM-398 in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy;

•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

Item 5. Other Information.

Our board of directors has set June 14, 2016 as the date for our 2016 Annual Meeting of Stockholders.

Proposals of stockholders intended to be presented at our 2016 Annual Meeting of Stockholders pursuant to Rule 14a-8 promulgated under the Exchange Act must be received by us at our principal executive offices, One Kendall Square, Suite B7201, Cambridge, Massachusetts 02139, no later than December 31, 2015 in order to be included in the proxy statement and proxy card relating to that meeting.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: November 9, 2015	By:	/s/ William A. Sullivan
William A. Sullivan
Principal Accounting Officer and Treasurer
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Employment Agreement, dated as of August 11, 2015, by and between the Registrant and Yasir B. Al-Wakeel

10.2*	Fourth Amendment of Lease, dated as of July 22, 2015, by and between the Registrant and DWF IV One Kendall, LLC

10.3	Sales Agreement, dated as of July 13, 2015, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-3 filed on July 13, 2015)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.