Form 10-K
period 2015-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2016-02-26
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2015: $1,286,139,750.

As of February 15, 2016, there were 116,060,572 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2016 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the market potential and our commercialization efforts for MM-398, which is marketed by us in the United States under the brand name ONIVYDE®;

•	our plans to develop and commercialize our clinical stage product candidates and diagnostics;

•	our ongoing and planned discovery programs, preclinical studies and clinical trials;

•	the timing of the completion of our clinical trials and the availability of results from such trials;

•	our collaborations with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, which we collectively refer to as Baxalta, and PharmaEngine, Inc., or PharmaEngine, related to ONIVYDE;

•	our ability to establish and maintain additional collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our products and product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our intellectual property position;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the potential advantages of our systems biology approach to drug research and development;

•	the potential use of our systems biology approach in fields other than oncology; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

NOTE REGARDING TRADEMARKS

ONIVYDE® is a registered trademark of Merrimack Pharmaceuticals, Inc. Any other trademarks, trade names and service marks referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1. Business

Overview

We are a biopharmaceutical company discovering, developing and commercializing innovative medicines consisting of novel therapeutics paired with diagnostics for the treatment of cancer. We were founded by a team of scientists from The Massachusetts Institute of Technology and Harvard University who sought to develop a systems biology-based approach to biomedical research. The core of our approach to systems biology is to apply multidisciplinary and multitechnology capabilities to build functional and predictive computational models of biological systems, such as cell signaling networks, that allow us to engineer treatments that are directed at the mechanisms of disease. We view cancer as a complex engineering challenge. Through systems biology, which brings together the fields of biology, computing and engineering, we aim to decrease uncertainty in drug development and clinical validation, and move discovery efforts beyond trial and error. Our mission is to employ these insights to provide patients, physicians and the healthcare system with the medicines, tools and information to deliver integrated healthcare solutions that improve both the quality of outcomes and the efficiency of care.

We have one marketed therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. Our most advanced program is our therapeutic MM-398, which we market in the United States under the brand name ONIVYDE. On October 22, 2015, the U.S. Food and Drug Administration, or FDA, and the Taiwan Food and Drug Administration, or TFDA, approved the use of ONIVYDE in combination with fluorouracil, or 5-FU, and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. In addition, the European Medicines Agency, or EMA, has accepted for review a Marketing Authorization Application, or MAA, filed by our collaboration partner Baxalta for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy.

In addition to ONIVYDE and our product candidates in clinical development, we have multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. We have tailored ONIVYDE and our other product candidates to target specific disease mechanisms that our research suggests are common across many solid tumor types. We believe that ONIVYDE and our other product candidates have the potential to address major unmet medical needs.

We are also developing in vitro and in vivo diagnostics for use with each of our oncology therapeutic product candidates. Our in vitro diagnostic agents employ biophysical or biochemical markers of cancer, or biomarkers, which we have identified using our systems biology approach. Our in vivo diagnostics take the form of imaging agents that may help identify patients likely to benefit from our therapeutic products by measuring deposition of our products in the tumor. We believe that diagnostics will allow us to improve the efficiency and productivity of our clinical development and enhance the potential efficacy and pharmacoeconomic benefit of our therapeutics.

We have also entered into an agreement to utilize our manufacturing expertise to develop, manufacture and exclusively supply bulk drug product to a third party, who will in turn process the drug into finished product and commercialize it globally following regulatory approval.

Our Most Advanced Product Candidates

The table and descriptions below summarize key information about ONIVYDE (MM-398) and our other clinical stage product candidates, MM-302, MM-121, MM-141 and MM-151. Each of the product candidates described below is a targeted therapy, designed to efficiently act on selected cancer cells. These targeted therapies are either designed to deliver cytotoxic therapies to the tumor tissue, such as ONIVYDE and MM-302, or are monoclonal antibodies or monoclonal antibody-derived molecules that are designed to block oncogenic signaling pathways, such as MM-121, MM-141 and MM-151. Other than ONIVYDE, none of our product candidates are approved for any indication by the FDA or any other regulatory agency.

Program	Status	Commercial Rights (Territory)

ONIVYDE (MM-398) (irinotecan liposome injection)

•       Approved by the FDA and TFDA in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively

•       Launched commercially in the United States on October 26, 2015

•       Pending EMA MAA (filed by Baxalta) for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy

•       Conducting a Phase 2 clinical trial in combination with 5-FU and leucovorin in patients with previously untreated, metastatic pancreatic adenocarcinoma

•       Ongoing Phase 1 clinical trials: as a monotherapy in patients with glioma, in combination with cyclophosphamide in patients with pediatric solid tumors and in combination with standard irinotecan in gastrointestinal tumors

•       Conducting a Phase 1 translational clinical trial in metastatic breast cancer designed to identify predictive biomarkers associated with MM-398

Merrimack (United States) PharmaEngine (Taiwan) Baxalta (rest of world outside of United States and Taiwan)

MM-302 (ErbB2 (HER2) targeted antibody drug conjugated liposomal doxorubicin)

•       Conducting a Phase 2 clinical trial in combination with trastuzumab in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer

•       Announced final results for a Phase 1 clinical trial in April 2015

Merrimack (worldwide)

MM-121 (seribantumab) (ErbB3 targeted monoclonal antibody)	• Conducting a Phase 2 clinical trial in combination with docetaxel or pemetrexed in patients with heregulin positive, advanced non-small cell lung cancer	Merrimack (worldwide)

MM-141 (istiratumab) (IGF-1R and ErbB3 targeted tetravalent bispecific antibody)

•       Conducting a Phase 2 clinical trial in combination with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic cancer patients who have high serum levels of free IGF-1

•       Conducting a Phase 1 clinical trial as a monotherapy, in combination with everolimus and in combination with nab-paclitaxel and gemcitabine in patients with solid tumors

Merrimack (worldwide)

MM-151 (EGFR (ErbB1) targeted oligoclonal antibody)	• Completed a Phase 1 clinical trial as a monotherapy and in combination with irinotecan in patients with solid tumors	Merrimack (worldwide)

ONIVYDE® (MM-398)

ONIVYDE (MM-398) overview

ONIVYDE (irinotecan liposome injection), also known as MM-398, is a novel encapsulation of the marketed chemotherapy drug irinotecan in a liposomal formulation. On October 22, 2015, the FDA and the TFDA approved the use of ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. ONIVYDE is the first and only FDA-approved therapy in this setting. ONIVYDE is not indicated for use as a single agent. In addition, among other pending applications before regulatory authorities in foreign jurisdictions, the EMA has accepted for review an MAA filed by Baxalta for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy.

We hold development and commercialization rights for ONIVYDE in the United States. In September 2014, we established a collaboration with Baxalta for the development and commercialization of ONIVYDE outside of the United States and Taiwan. PharmaEngine holds the development and commercialization rights to ONIVYDE in Taiwan. We believe that ONIVYDE may have potential uses in a number of other solid tumor indications beyond its currently approved indication, and additional clinical trials of ONIVYDE are ongoing or in the planning stages.

ONIVYDE has obtained orphan drug exclusivity in the United States from the FDA for the treatment of pancreatic cancer, and orphan medicinal product designation in the European Union from the EMA for the treatment of pancreatic cancer. In addition, ONIVYDE is covered by multiple patents and trademarks worldwide.

ONIVYDE (MM-398) Phase 3 clinical trial for metastatic adenocarcinoma of the pancreas

The basis of the recent FDA and TFDA approvals of ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy was our randomized, open label Phase 3 clinical trial of MM-398 in patients with metastatic adenocarcinoma of the pancreas who received prior gemcitabine-based therapy. We refer to this clinical trial as the NAPOLI-1 trial. Patients were enrolled at 76 sites in North America, South America, Europe, Asia and Oceania. The trial evaluated ONIVYDE in combination with 5-FU and leucovorin administered every two weeks and as a monotherapy administered every three weeks. Each ONIVYDE containing arm was compared to a control arm of 5-FU and leucovorin. A total of 417 patients were randomized across the three arms. The primary endpoint of the trial was overall survival. Overall survival is a measure of the time to death from treatment randomization. Primary survival analysis was based on 313 events and showed that ONIVYDE in combination with 5-FU and leucovorin significantly improved overall survival versus 5-FU and leucovorin alone: 6.1 months versus 4.2 months (p=0.012, unstratified hazard ratio=0.67, 95% CI: [0.49-0.92]). The monotherapy regimen in this trial did not show improvement over the 5-FU and leucovorin arm: 4.9 months versus 4.2 months (p=0.94, HR=0.99, 95% CI: [0.77-1.28]). A hazard ratio, or HR, is a measure of how often a particular event happens in one group compared to how often it happens in another group over time. In cancer research, hazard ratios are often used in clinical trials to measure survival at any point in time in a group of patients who have been given a specific treatment compared to a control group given another treatment or a placebo. A hazard ratio of one means that there is no difference in survival between the two groups, while a hazard ratio of greater than one or less than one means that survival was better in one of the groups. The confidence interval, or CI, given after the HR reflects the amount of certainty in the estimate of the HR. An HR value that is not contained within a 95% CI is unlikely to be the true HR. ONIVYDE in combination with 5-FU and leucovorin also achieved a longer progression-free survival compared with the 5-FU and leucovorin arm (3.1 months versus 1.5 months; unstratified HR=0.56). The most common non-hematologic grade 3 and higher adverse events in the ONIVYDE combination arm were fatigue (14%), diarrhea (13%) and vomiting (11.1%). Hematologic grade 3 and higher adverse events included neutropenia, which was observed in 20% of patients as determined by objective laboratory values, and febrile neutropenia, which was observed in 2% of patients.

In January 2016, we announced an updated overall survival analysis from our NAPOLI-1 clinical trial. The updated data analysis was based on 378 events and included data from all patients randomized across the three arms of the trial. Twelve-month survival estimates for ONIVYDE in combination with 5-FU and leucovorin were 26% (95% CI, 18-35%) compared to 16% (95% CI, 10-24%) for 5-FU and leucovorin alone. Six-month survival estimates were 53% (95% CI, 44-62%) for the ONIVYDE combination regimen versus 38% (95% CI, 29-47%) for 5-FU and leucovorin. No new safety or tolerability concerns were noted in the updated data analysis. The most common grade 3 and higher adverse events occurring at a 2% or greater incidence in the ONIVYDE containing arms were neutropenia (ONIVYDE monotherapy arm: 15%; ONIVYDE + 5-FU/LV arm: 28%), diarrhea (ONIVYDE monotherapy arm: 21%; ONIVYDE + 5-FU/LV arm: 13%), vomiting (ONIVYDE monotherapy arm: 14%; ONIVYDE + 5-FU/LV arm: 12%) and fatigue (ONIVYDE monotherapy arm: 6%; ONIVYDE + 5-FU/LV arm: 14%).

MM-398 Phase 2 clinical trial in front-line metastatic pancreatic cancer

In October 2015, we enrolled the first patient in a Phase 2 clinical trial of MM-398 in front-line metastatic pancreatic cancer. This trial is designed to assess the safety and efficacy of the combination of MM-398 plus 5-FU and leucovorin, with or without the addition of oxaliplatin, versus nab-paclitaxel and gemcitabine in patients with previously untreated, metastatic pancreatic adenocarcinoma. The trial will be conducted in two parts. In the first part of the trial, we expect to enroll approximately six to18 patients. The primary outcome for Part 1 of the trial is to evaluate the safety and tolerability of ONIVYDE in combination with 5-FU and leucovorin and oxaliplatin. In the second part of the trial, we expect an additional 150 patients (50 patients per arm) with previously untreated, metastatic pancreatic adenocarcinoma will be enrolled and randomized to receive ONIVYDE in combination with 5-FU and leucovorin and oxaliplatin, ONIVYDE in combination with 5-FU and leucovorin or nab-paclitaxel and gemcitabine. In Part 2 of the trial, efficacy of the ONIVYDE containing regimens will be compared to the nab-paclitaxel and gemcitabine regimen, evaluating progression free survival, or PFS, at 24 weeks, as well as overall survival, objective response rate, tumor marker CA19-9 response, safety and tolerability. PFS is the time from the initiation of treatment to tumor progression based on an increase of at least 20% in the sum of measured tumor diameters with no new tumors. The trial will be conducted at sites in the United States, Canada, Europe, Australia, New Zealand, Taiwan and South Korea.

MM-398 other clinical trials

We are also collaborating with several investigators to conduct additional trials of MM-398, including in a Phase 1 clinical trial in gastrointestinal tumors, a Phase 1 clinical trial utilizing a high concentration formulation of MM-398 in patients with glioma and a Phase 1 clinical trial in pediatric solid tumors.

MM-398 diagnostic development

We believe that deposition of MM-398 in the tumor may be important to efficacy. We are exploring development of in vivo diagnostics that take the form of imaging agents that may serve as surrogate biomarkers for estimating MM-398 deposition in patient tumors. The diagnostic may help identify patients most likely to benefit from MM-398, and direct those patients with low deposition tumors towards alternate therapy strategies. We are currently evaluating various agents imaged by MRI and other modalities to assess the potential for predicting drug deposition. We recently initiated an expansion of a Phase 1 translational study designed to assess the feasibility of using an MRI-based approach with a marketed iron supplement used off-label as an imaging agent to act as a marker for MM-398 tumor response prediction. The expansion phase of this study will enroll patients who have metastatic breast cancer that is hormone receptor positive, triple negative or where active brain metastases are present. As part of our preclinical and clinical translational research, we are also investigating functional in vitro biomarkers that may be predictive of efficacy in poorly vascularized tumors.

MM-302

MM-302 overview

MM-302 is an antibody drug conjugated liposomal doxorubicin that targets the ErbB2 (HER2) receptor. Doxorubicin is a marketed chemotherapy that is a member of the anthracycline class of chemotherapeutics. As a liposomal encapsulation of doxorubicin, MM-302 is designed to target and bind to cancer cells that overexpress ErbB2 (HER2) to allow for the selective uptake of drug into tumor cells while minimizing exposure to healthy tissues, such as those of the heart. Unlike other HER2 targeted agents, MM-302 is not designed to inhibit HER2 signaling pathways and relies on HER2 as a means to identify and gain access to the cancer cells.

We believe that MM-302 may offer advantages in comparison with other forms of doxorubicin, namely free doxorubicin and liposomal doxorubicin. Our clinical development strategy is to demonstrate that MM-302 has favorable efficacy and safety for the treatment of metastatic breast cancer where concerns over cardiac safety, particularly in combination with trastuzumab, have led to a decline in the use of anthracyclines despite proven efficacy.

MM-302 Phase 2 clinical trial in metastatic breast cancer

In August 2014, we initiated a global, open-label, randomized Phase 2 clinical trial of MM-302 in combination with trastuzumab (Herceptin®) in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer. The trial was designed with input from the FDA to support a potential accelerated approval application. The trial has also been reviewed by the EMA, and we intend to use data from the trial, if positive, to support conditional marketing authorization in Europe. This clinical trial, which we refer to as the HERMIONE trial, is expected to enroll approximately 250 patients who will be randomized (1:1) to receive either MM-302 and trastuzumab or chemotherapy of their physician’s choice (capecitabine, gemcitabine or vinorelbine) and trastuzumab. Eligible patients for the HERMIONE trial must have received prior treatment with trastuzumab in any setting, and pertuzumab (Perjeta®) and ado-trastuzumab emtansine (T-DM1, Kadcyla®) in the locally advanced or metastatic setting, but have not been treated with an anthracycline-based regimen. The primary endpoint of the trial is PFS. Secondary endpoints include overall survival, objective response rate, safety and tolerability. The trial will be conducted at approximately 110 sites in the United States, Canada and Europe.

Prior to initiating the HERMIONE trial, we conducted a Phase 1 clinical trial of MM-302 in patients with advanced ErbB2 (HER2) positive breast cancer. The purpose of that Phase 1 clinical trial was to assess the safety of MM-302 and identify the maximum tolerated dose. In April 2015, we reported final results from this trial showing that the group of patients (n=62) treated with 30 mg/m2 or more of MM-302 alone, in combination with trastuzumab or with trastuzumab and cyclophosphamide, had a median progression free survival, or mPFS, of 7.6 months (95% CI: 3.6-10.9 months) and an overall response rate, or ORR, of 11%. Patients who had not been previously treated with anthracyclines (n=25) had an mPFS of 11 months (95% CI: 1.8-13.1 months) and an ORR of 24%. The most frequent adverse events occurring in greater than 20% of the population in this trial were constipation (29%), cough (25%), decreased appetite (29%), diarrhea (23%), dyspnea (20%), fatigue (49%), nausea (49%), neutropenia (22%), stomatitis (22%) and vomiting (26%). The most common grade 3/4 adverse event was neutropenia, which was observed in eight patients. Six out of 69 patients (9%) had protocol-defined asymptomatic declines in left ventricular ejection fraction, four of which had reversible declines consistent with trastuzumab-induced changes. One patient experienced two reversible asymptomatic left ventricular ejection fraction declines (classified as a grade 1 cardiac failure) that resulted in treatment discontinuation after receiving 11 cycles of MM-302 in combination with trastuzumab. Patients treated with MM-302 as a monotherapy showed no signs of protocol-defined decline in cardiac function.

MM-302 diagnostic development

We believe that deposition of nanotherapeutics such as MM-302 in the tumor may be important to efficacy. We are exploring development of in vivo diagnostics that take the form of imaging agents that may help identify patients likely to benefit from nanotherapeutics by enabling the measurement of deposition in patient tumors and excluding those patients with low deposition whose tumors are therefore unlikely to respond to treatment with a nanotherapeutic. We are currently evaluating nanotherapeutic formulations of liposomal agents imaged by PET/CT scan and other modalities to assess the potential for measuring deposition.

MM-121 (seribantumab)

MM-121 overview

MM-121 is a fully human monoclonal antibody that targets ErbB3, a cell surface receptor that is activated by its ligand heregulin. Heregulin-driven ErbB3 signaling has been implicated as a mechanism of tumor growth and resistance to targeted, cytotoxic and anti-endocrine therapies. When used in combination with cytotoxic chemotherapeutics, MM-121 is designed to block ErbB3 signaling in order to restore or enhance the anti-tumor effect of a combination therapy partner.

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

MM-121 Phase 2 clinical trial in metastatic non-small cell lung cancer

In February 2015, we initiated a global, open-label, biomarker-selected, randomized Phase 2 clinical trial of MM-121 in combination with docetaxel or pemetrexed versus docetaxel or pemetrexed alone in patients with heregulin positive, locally advanced or metastatic non-small cell lung cancer. In December 2015, we announced an amendment to the trial, including a change in primary endpoint from PFS to overall survival. This trial is expected to enroll approximately 280 heregulin positive patients who will be randomized (2:1) to receive MM-121 plus the investigator’s choice of docetaxel or pemetrexed, or the investigator’s choice of docetaxel or pemetrexed alone, at sites in the United States, Canada, Asia and Europe. Eligible patients for the trial must have failed prior treatment with no more than three lines of therapy for locally advanced or metastatic disease including, where applicable, with therapies directed against immune checkpoints, such as programmed death-ligand 1 (PD-L1) or its receptor, programmed death 1 (PD-1). The primary endpoint of the trial is overall survival. Secondary endpoints include PFS, objective response rate, safety and quality of life measures.

MM-121 previous clinical trials

We have evaluated MM-121 in multiple Phase 1 and Phase 2 clinical trials in combination with both chemotherapies and other targeted agents across a wide spectrum of solid tumor patient populations, including patients with ovarian, breast and lung cancers. The goal of our MM-121 clinical program is to explore the efficacy and safety of MM-121 in combination with other targeted ErbB agents and to establish and validate clinically meaningful biomarkers that were initially identified using our systems biology approach to identify patients most likely to benefit from MM-121.

Three such previous Phase 2 clinical trials of MM-121 in non-small cell lung cancer, ovarian cancer and breast cancer enrolled a total of 464 patients and evaluated whether MM-121 in combination with a standard of care therapy was more effective than the standard of care therapy alone in prolonging PFS. In the non-small cell lung cancer trial, two of the three cohorts (Groups A and C) did not meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and ceased enrolling patients. Additionally, we did not meet the primary endpoints in the clinical trials of MM-121 in patients with ovarian cancer or in patients with breast cancer, although our biomarker analysis in each trial identified a potential subpopulation of patients benefiting from MM-121 in combination with either paclitaxel or exemestane, respectively. As ErbB3 signaling was expected to be active in only a subset of patients, pre-treatment biopsies were collected from patients in the lung and ovarian studies and archived tumor tissue in all three studies to assess heregulin, along with four other pre-specified biomarkers. Secondary analyses included evaluation of the pre-specified biomarkers, as well as overall survival and safety data. Across the trials, there was a consistent but modest and tolerable increase in adverse events when MM-121 was combined with erlotinib, paclitaxel and exemestane. Most adverse events were reported as mild to moderate in severity and included diarrhea, fatigue, vomiting, rash, hypokalemia and stomatitis.

MM-121 diagnostic development

We are developing a diagnostic that is focused on measuring certain mechanistically related biomarkers to determine whether a tumor is dependent on ErbB3 signaling and therefore amenable to treatment with MM-121. In 2014, we announced updated biomarker results from a meta-analysis of three randomized clinical trials of MM-121 in patients with ovarian, breast and lung cancers. This analysis included biomarker and efficacy results that had previously been disclosed, as well as additional biomarker data from the Phase 2 metastatic breast cancer trial that had not previously been reported. This meta-analysis highlighted heregulin as the principal biomarker for MM-121 efficacy. High levels of heregulin mRNA correlated with favorable hazard ratios in all three settings: in ovarian cancer, heregulin-high patients had a PFS HR of 0.37 (95% CI [0.18–0.76]) (57 of 151 evaluable patients; prevalence of 38%); in breast cancer, heregulin-high patients had a PFS HR of 0.26 (95% CI [0.11–0.63]) (34 of 76 evaluable patients; prevalence of 45%); in lung cancer, heregulin-high patients had a PFS HR of 0.35 (95% CI [0.16–0.76]) (37 of 69 evaluable patients; prevalence of 54%). In ovarian cancer, the definition of biomarker positive also required that patients have low ErbB2 (HER2) levels. In breast cancer, where only ErbB2 (HER2) negative patients were enrolled in the clinical trial, this requirement was not needed. In lung cancer, where ErbB2 (HER2) levels are naturally low, this requirement was also not needed.

Heregulin mRNA was measured in two different ways in the Phase 2 clinical trials. For archived tissue samples obtained through surgical removal of tumor tissue, which was the source of tissue in the breast cancer clinical trial, heregulin mRNA was measured by reverse transcriptase polymerase chain reaction (RT-PCR). This is a commonly used quantitative assay that provides a measure of the amount of heregulin mRNA in a block of tissue. In tissue samples obtained through a biopsy procedure, which was the source of tissue in the ovarian and lung cancer studies, heregulin mRNA was measured by RNA in situ hybridization (RNA-ISH). This is an assay in which a section of tissue is stained for heregulin mRNA and scored by a certified pathologist, and we are using a qualified version of this assay in our Phase 2 non-small cell lung cancer clinical trial.

MM-141

MM-141 overview

MM-141 is a fully human tetravalent bispecific antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1 receptor, or IGF-1R, and ErbB3 (HER3) cell surface receptors. A tetravalent bispecific antibody is a single molecule that has four binding sites, two for each of two different target cell surface receptors. IGF-1R and ErbB3 complexes both activate a major signaling pathway, PI3K/AKT/mTOR, that allows tumor cells to grow and develop resistance to chemotherapy. We designed MM-141 to suppress the PI3K/AKT/mTOR signaling pathway by reducing the levels of IGF-1R and ErbB3 receptor complexes that trigger the pathway. MM-141 is currently being tested in a Phase 2 clinical trial in combination with gemcitabine and nab-paclitaxel in front-line metastatic pancreatic cancer. In 2014, we obtained orphan drug designation in the United States for MM-141 for the treatment of pancreatic cancer.

MM-141 Phase 2 clinical trial in metastatic pancreatic cancer

In May 2015, we initiated a randomized, double-blinded, placebo-controlled Phase 2 clinical trial of MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone in patients with newly diagnosed metastatic pancreatic cancer who have high serum levels of free IGF-1. As part of this trial, we expect that 146 front-line metastatic pancreatic cancer patients with high serum levels of free IGF-1 will be randomized (1:1) to receive either MM-141 plus nab-paclitaxel/gemcitabine or nab-paclitaxel/gemcitabine alone. Eligible patients for the trial must have received no prior radiotherapy, surgery, chemotherapy or investigational therapy for the treatment of metastatic disease. The primary endpoint of the trial is PFS. Secondary endpoints include overall survival, objective response rate, safety and tolerability.

MM-141 Phase 1 clinical trial

The design of our Phase 2 clinical trial of MM-141 was informed by our multi-arm Phase 1 clinical trial evaluating the safety and tolerability of MM-141 as a monotherapy and in combination with everolimus or with nab-paclitaxel and gemcitabine in patients with advanced solid tumors. Patients in the Phase 1 trial were enrolled in one of three arms: MM-141 as a monotherapy, MM-141 in combination with everolimus and MM-141 in combination with nab-paclitaxel and gemcitabine. Trial data showed common co-expression of IGF-1R and ErbB3 in solid tumors, and that the presence of this co-expression in metastatic pancreatic cancer was associated with decreased patient survival. An analysis of pre- and post-treatment biopsies confirmed that levels of IGF-1R and ErbB3 were decreased following MM-141 administration. Hyperglycemia was rare and was reported as an adverse event of Grade 3 or higher in one out of 38 patients in the trial (2.6%). The most common adverse events in the trial, of any grade, were nausea (50%), headache (47.4%) and vomiting (44.7%). MM-141 monotherapy was well tolerated with no dose limiting toxicities. The observed safety profile of MM-141 in combination with nab-paclitaxel and gemcitabine was comparable to expected toxicities reported with the individual safety profiles of the chemotherapy agents.

MM-141 diagnostic development

We are conducting research and development on an in vitro diagnostic for MM-141 that will help to determine which patients will derive benefits from the drug alone or in combination with other therapies, while experiencing a satisfactory safety profile. This research is focused on identifying pathway-relevant biomarkers and assessing their correlation with the magnitude of patient response to MM-141. Our Phase 2 clinical trial of MM-141 uses a proprietary, validated test to prospectively select patients with high serum-free IGF-1 levels for inclusion in the trial.

MM-151

MM-151 overview

MM-151 is an oligoclonal therapeutic consisting of a mixture of three fully human monoclonal antibodies designed to bind to non-overlapping epitopes of EGFR (ErbB1). An oligoclonal therapeutic is a mixture of two or more distinct monoclonal antibodies. EGFR (ErbB1) has long been recognized as an important drug target in several malignancies, including lung, breast, colon, pancreatic and head and neck cancers. MM-151 is designed to block the signal amplification that our research suggests occurs in the EGFR (ErbB1) pathway. We have completed a Phase 1 clinical trial of MM-151 in patients with refractory solid tumors.

We believe that there may be the potential to expand MM-151 into indications in which targeted EGFR (ErbB1) therapies are not currently approved, but which our preclinical research indicates should contain patients who will respond to these therapies. Potential indications include colorectal cancer, lung cancer and triple negative breast cancer.

MM-151 Phase 1 clinical trial

We recently completed a Phase 1 clinical trial of MM-151 as a monotherapy and in combination with irinotecan in patients with solid tumors. The Phase 1 clinical trial was designed to assess the safety of MM-151 and determine the recommended Phase 2 dose. Four sites are participating in this trial.

MM-151 diagnostic development

We are focusing our diagnostic efforts for MM-151 on the identification of key biomarkers that will indicate which patient populations are likely to benefit from MM-151 treatment.

Combination Therapies

In addition to the development described above, we are exploring combinations of our existing therapeutics that our systems biology approach suggests may be clinically relevant.

Preclinical Product Candidates

We are developing our preclinical product candidates for a range of solid tumor indications. Our most advanced preclinical candidates are MM-310, a targeted nanotherapeutic, and MM-131, a multispecific antibody.

Our Approach to Cancer Research

We view cancer as a complex engineering challenge. Through systems biology, which brings together the fields of biology, computing and engineering, we aim to decrease uncertainty in drug development and clinical validation, and move discovery efforts beyond trial and error. The goal of our systems biology approach is to understand how the complex molecular interactions that occur within cell signaling pathways, or networks, regulate cell decisions and how network dysfunction leads to disease. Our platform utilizes proprietary, dynamic biological data generated in a high-throughput method in which we test multiple biological or chemical parameters using engineering, analytical and modeling expertise, and from which we build computational models of cell biology to further our drug discovery, design and predictive development. We have developed an expertise in generating kinetic data, describing molecular changes or interactions over time, to illuminate the dynamic interactions that occur within biological systems, and apply our insights throughout the research and development process, including for target identification, lead compound design and optimization, diagnostic discovery and the design of clinical trial protocols.

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

Ultimately, we believe that systems biology will result in better treatments for complex diseases by providing broader insight into disease and the potential therapeutic alternatives for physicians and patients. Using systems biology, we are incorporating the identification of biomarkers and the development of diagnostics into the drug development process. We believe that integrated medicines may enable physicians to deliver the right drug to the right set of patients at the right time. This may improve patient outcomes by providing improved therapeutics along with the diagnostic information to guide physician treatment decisions, reduce the overall costs of treating and caring for cancer patients, and provide a basis for seeking favorable reimbursement of approved drugs from payors because of the benefits to patients.

In addition to improving patient care, we believe that systems biology can increase the productivity of biomedical research, increase the probability of approval for new drugs and produce more precisely targeted therapeutics as compared to a conventional drug development approach since systems biology provides us with:

•	a multidisciplinary, integrated approach to understanding complex biology;

•	simulation and modeling capabilities that aid in the efficiency and productivity of development; and

•	the capability to design and build a broad range of therapeutic product candidates without being limited to a particular drug design technology or target class.

Although our initial focus is oncology, we believe that our systems biology approach is applicable to a broad range of therapeutic areas beyond cancer, including bone and joint conditions, infectious disease, inflammation, central nervous system disease and other areas of medicine with high unmet needs. While it is possible that we may pursue some of these disease areas directly ourselves, our plan is to pursue many or all of these other areas through collaborations, licenses and other arrangements with third parties. As an example, in 2010, we established Silver Creek Pharmaceuticals, Inc., or Silver Creek, to apply our systems biology approach to the research and development of regenerative medicines to repair the heart. Silver Creek is currently a majority owned subsidiary.

Therapeutic Design Capabilities

We believe that the best therapies for the oncology indications that we are pursuing are targeted therapies that, in contrast with conventional chemotherapies, are highly selective for the molecular mechanisms that we are seeking to affect and, as a result, offer the potential for significant efficacy and safety benefits. Two such therapeutic approaches are our nanotherapeutics platform and our human antibody platform.

Nanotherapeutics

Our nanotherapeutics platform enables us to create both passively targeted and actively targeted liposomes, each containing different chemotherapeutic agents. Our nanotherapeutics are lipidic particles constructed to encapsulate active drug payloads. Nanoscale objects typically, though not exclusively, have dimensions on the order of 100 nanometers or smaller. We believe that nanotherapeutics offer the following potentially favorable attributes:

•	The uniform sizing of our nanotherapeutics is intended to enable targeting and preferential deposition within tumors by taking advantage of the enhanced permeability and retention effect to selectively enter, and subsequently accumulate in, tumors with leaky vasculature.

•	We formulate our nanotherapeutics to minimize the leakage of active drug payload out of the particle before the nanotherapeutic has reached the tumor, with the goal of limiting systemic exposure, and the associated occurrence of adverse events, and maximizing the amount of active drug that reaches the target.

•	Encapsulation is designed to protect the active drug payload as it passes through the circulation and organs of the body, such as the liver, preventing premature clearance or metabolism of the active drug, and thereby extend the pharmacokinetic profile and enable more convenient dosing regimens.

•	We can efficiently create targeted nanotherapeutics using our technical expertise and know-how that enable insertion of targeting agents, such as antibodies, into our nanotherapeutics.

•	We can customize our nanotherapeutics for use with a variety of drug payloads, including chemotherapies, cytotoxics and nucleic acids, such as siRNA and genes.

Human monoclonal antibodies

Human antibodies are a key component of many of our targeted therapies based on their range of favorable attributes, including their significant target specificity and avidity relative to small molecules and their well understood pharmacokinetic properties. Our human monoclonal antibody engineering platform provides us with the ability to create antibodies that are designed to inhibit specific nodes responsible for tumor growth and survival, or to address inherent drug resistance by simultaneously targeting redundant signaling pathways. We have designed antibodies for use as stand-alone therapeutics and have incorporated antibodies into other therapeutics, such as targeted nanotherapeutics, as targeting or docking agents. We work with several antibody formats, including the following:

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

Manufacturing

We manufacture bulk drug product for commercial use and for use in our clinical trials and research and development efforts using current good manufacturing practices, or cGMP, at our approximately 13,500 square foot multi-product facility located at our corporate headquarters in Cambridge, Massachusetts. We have the capabilities to manufacture antibodies, nanotherapeutics and antibody-targeted nanotherapeutics.

Our manufacturing capabilities encompass the full manufacturing process through quality control and quality assurance and are integrated with our project teams from discovery through development. This structure enables us to efficiently transfer research stage lead molecules into manufacturing. We have designed our manufacturing facility and processes to provide maximum flexibility and rapid changeover for the manufacture of different product candidates. We outsource fill-finish, packaging, labeling and distribution. As of January 31, 2016, we employed approximately 129 employees in manufacturing activities. Our facilities consist of two suites, one for nanoliposome manufacture and one for biologics manufacture.

Our nanoliposome suite is comprised of multiple classified clean rooms and has been designed to comply with current FDA and EMA cGMP for the manufacture of clinical and commercial bulk drug product. The facility and processes have been designed to meet the global commercial and clinical needs of ONIVYDE and the other nanoliposomal products in our pipeline. In 2015, the FDA audited and approved our nanoliposome suite for the commercial supply of bulk drug product for ONIVYDE, and in 2016, following inspection, the EMA found us to be in general compliance with the relevant EU manufacturing directives.

Our biologic suite produces our antibody product candidates and is comprised of multiple independent clean rooms, includes single-use bioreactors, and is sized to be able to produce sufficient material to meet the demands of our planned and ongoing clinical trials. We currently intend to continue to manufacture our bulk antibody product candidates at our current facility, except for MM-121 which is manufactured by a contract manufacturing organization, or CMO.

We believe that our strategic investment in manufacturing capabilities allows us to advance our product candidates more quickly and flexibly than would be possible at a CMO and produce drug substance in a cost-effective manner while retaining control over the process and timing. Nonetheless, we may utilize CMOs for our various manufacturing needs as we deem appropriate to meet our operational objectives.

We are developing and testing diagnostic assays for predictive biomarkers in an internal laboratory under Good Clinical Laboratory Practices and through collaborations with third-party vendors. Upon completion of the development of the diagnostic tests, we plan to evaluate external as well as internal options for manufacturing and commercialization of the tests.

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

Commercial Activities

In October 2015, following receipt from the FDA of marketing approval for ONIVYDE, we commenced ONIVYDE commercial activities in the United States through our focused field organization. Prior to commercial launch, we spent time and resources building our marketing, field, access and distribution teams to provide healthcare education and reimbursement support as well as our product distribution infrastructure. We expect that our commercial infrastructure, which is currently supporting ONIVYDE, will form the basis of the organization that we would use to commercially support our other products, subject to receiving marketing approval for those other products. We believe that our commercial infrastructure provides the foundation to address the educational and supportive needs of oncologists who treat a broad array of tumor types, including lung, breast, ovarian, pancreatic, colorectal and gastric cancers. Outside the United States, we expect to either enter into distribution and other marketing arrangements with third parties for any of our other product candidates that obtain marketing approval, or we may expand our commercial organization to support such territories ourselves.

We plan to tightly integrate the marketing of our therapeutics and diagnostics, subject to receipt of marketing approval for any such future products beyond ONIVYDE. As we expect to pair various types of diagnostics with our therapeutics, it is likely that the commercialization strategy and business model employed for our various diagnostics may differ from one another.

Outside of the United States and Taiwan, Baxalta has exclusive commercialization rights for all potential indications of ONIVYDE worldwide. PharmaEngine has exclusive commercialization rights in Taiwan. We believe our commercialization partners for ONIVYDE possess the relevant expertise to successfully commercialize ONIVYDE outside of the United States. For instance, Baxalta has previously demonstrated the ability to successfully launch innovative products, penetrate markets and drive the growth of multiple brands in highly competitive markets.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our systems biology technologies, integrated research, clinical and manufacturing capabilities, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

The initial focus of our business is to develop therapeutics and diagnostics for the treatment of solid tumor cancers. Cancer is the second most common cause of death in the United States, exceeded only by heart disease, and accounts for almost one of every four deaths in the United States. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including the active ingredients in ONIVYDE and MM-302. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of solid tumors and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from solid tumor cancers remains high.

The following table sets forth information about the incidence and selected treatments for some of the solid tumor cancers for which we have developed and are developing therapeutic product candidates and diagnostics. The U.S. estimated annual incidence is based on information from the American Cancer Society, Cancer Fact & Figures 2016.

Tumor Type	U.S. Annual Incidence	Selected Marketed Therapies
Breast	249,260	trastuzumab (Herceptin®); docetaxel (Taxotere®); paclitaxel (Taxol®, Abraxane®); capecitabine (Xeloda®); tamoxifen (Nolvadex®, Soltamox®); anastrazole (Arimidex®); letrozole (Femara®); exemestane (Aromasin®); ado-trastuzumab emtansine (Kadcyla®); pertuzumab (Perjeta®); everolimus (Afinitor®); palbociclib (Ibrance®)

Lung and bronchus	224,390	ceritinib (Zykadia™); crizotinib (Xalkori®); docetaxel (Taxotere); gemcitabine (Gemzar®); pemetrexed (Alimta®); gefitinib (Iressa®); erlotinib (Tarceva®); bevacizumab (Avastin®); paclitaxel (Taxol, Abraxane); nivolumab (Opdivo®); pembrolizumab (Keytruda®)

Colorectal	134,490	oxaliplatin (Eloxatin®); irinotecan (Camptosar®); bevacizumab (Avastin); cetuximab (Erbitux®); panitumumab (Vectibix®); ziv-aflibercept (Zaltrap®); trifluridine/tipiracil (Lonsurf®); regorafenib (Stivarga®)

Pancreatic	53,070	nab-paclitaxel (Abraxane); gemcitabine (Gemzar); erlotinib (Tarceva)

Liver	39,230	sorafenib (Nexavar®)

Brain and other nervous system cancers	23,770	temozolomide (Temodar®); carmustine (BiCNU®); polifeprosan 20 with carmustine implant (Gliadel®); bevacizumab (Avastin)

Gastric	26,370	ramucirumab (Cyramza®); capecitabine (Xeloda); trastuzumab (Herceptin); docetaxel (Taxotere); oxaliplatin (Eloxatin); epirubicin (Ellence®)

Ovarian	22,280	olaparib (Lynparza™); liposomal doxorubicin (Doxil®); bevacizumab (Avastin); paclitaxel (Taxol, Abraxane); gemcitabine (Gemzar)

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

Pancreatic Cancer

The only indication in the United States for which we have received marketing approval from the FDA is for ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy. Pancreatic cancer is a rare and deadly disease. There are approximately 53,000 patients diagnosed with pancreatic cancer each year in the United States, the overwhelming majority of whom have adenocarcinoma. Globally there are approximately 338,000 new cases each year. Most patients receive gemcitabine-based therapy during either adjuvant/neoadjuvant treatment for locally advanced disease or during first- or second-line therapy for metastatic disease.

Collaboration and License Agreements

We are party to a number of collaboration agreements for the development and commercialization of our product candidates and license agreements under which we license patents, patent applications and other intellectual property. We consider the following collaboration and license agreements to be material to our business.

Baxalta

On September 23, 2014, we entered into a license and collaboration agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, or the Baxalta agreement, for the development and commercialization of ONIVYDE outside of the United States and Taiwan, or the licensed territory. In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta agreement, we granted Baxalta an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize ONIVYDE in the licensed territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize ONIVYDE in the licensed territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and us is responsible for approving changes to the global development plan for ONIVYDE, including all budgets, and overseeing the parties’ development and commercialization activities with respect to ONIVYDE. Unless otherwise agreed, we will be responsible for conducting all clinical trials contemplated by the global development plan for ONIVYDE and manufacturing all clinical material needed for such trials.

Under the terms of the Baxalta agreement, we received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, we are eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which we have received $62.5 million from Baxalta as of December 31, 2015, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which we have received $20.0 million from Baxalta as of December 31, 2015, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta agreement, we will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxalta all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of ONIVYDE in the licensed territory.

We expect to enter into a commercial supply agreement with Baxalta pursuant to which we will supply ONIVYDE bulk drug substance to Baxalta and, at Baxalta’s option, may manage fill and finish activities to be conducted by a third-party contract manufacturer for Baxalta. Baxalta also has the option to manufacture ONIVYDE itself, in which case we will perform a technology transfer of our manufacturing process to Baxalta.

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

Under the Baxalta agreement, Baxalta has also agreed that, subject to limited exceptions, until September 23, 2017, neither Baxalta nor any of its affiliates will (1) effect or seek, offer or propose to effect, or cause or participate in or in any way advise, assist or encourage any other person to effect or seek, offer or propose to effect or cause or participate in, any acquisition of any of our securities or assets, any tender or exchange offer, merger or other business combination involving us, any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to us, or any solicitation of proxies or consents to vote any of our voting securities, (2) form, join or in any way participate in a group with respect to any of our securities, (3) otherwise act, alone or in concert with others, to seek to control or influence our management, board of directors or policies, (4) take any action that might force us to make a public announcement regarding any of the foregoing or (5) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing.

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

In September 2014, we amended the PharmaEngine agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that we are required to pay to PharmaEngine. As a result of this amendment, we made a $7.0 million milestone payment to PharmaEngine in September 2014. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment was paid to PharmaEngine in the second quarter of 2015. Prior to the amendment of the PharmaEngine agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. In July 2015, we made an $11.0 million milestone payment to PharmaEngine in connection with the EMA’s acceptance for review of an MAA for MM-398.

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $38.0 million in upfront license fees and milestone payments. In addition to these amounts, we could also be required to pay PharmaEngine up to an additional $60.0 million in aggregate regulatory milestones, $38.5 million in sublicense fees and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. Under the agreement, PharmaEngine is entitled to tiered royalties based on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Our obligation to pay royalties to PharmaEngine continues on a country-by-country basis until ten years after the first commercial sale of MM-398 in such country. We are responsible for the development and commercialization, and all related costs and expenses, of MM-398 in all countries except Taiwan, where PharmaEngine retains the right to develop and commercialize MM-398 at its expense. Each party has agreed to use commercially reasonable efforts to develop, in accordance with a development plan, and commercialize MM-398 in its respective territory.

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

Actavis

In November 2013, we entered into a development, license and supply agreement with Actavis, or the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. The Actavis agreement was subsequently amended in January 2015 to transfer certain responsibilities from us to Actavis in exchange for reducing the aggregate milestone payments that we are eligible to receive by $0.4 million. Under the Actavis agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.1 million under the Actavis agreement, of which $3.9 million has been received through December 31, 2015, and the remainder is expected to be received in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

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

Dyax

In January 2007, we entered into an amended and restated collaboration agreement with Dyax Corp., or Dyax, which superseded a prior collaboration agreement with Dyax that we entered into in December 2005. Under this collaboration agreement, Dyax uses its proprietary phage display technology to identify antibodies that bind to targets of interest to us as therapeutics or diagnostics. Further, Dyax has granted to us a worldwide, non-exclusive, royalty free right to use and make any and all of the antibodies identified by Dyax for certain research purposes. In order to clinically develop or commercialize any such antibody, however, we must obtain an additional product license from Dyax on a target-by-target basis. We have the option to obtain one or more product licenses on terms set forth in the collaboration agreement, subject to limitations on the availability of each such product license under an agreement between Dyax and Cambridge Antibody Technologies, which has merged with MedImmune, LLC and is now owned by AstraZeneca PLC. In January 2016, Dyax was acquired by Shire plc.

As consideration for the grant of the initial research license, we paid Dyax a research fee based on the total estimated full time equivalent researchers that were required to conduct the research plan and a fee for achieving certain technical milestones. If we elect to obtain a product license with respect to any therapeutic or diagnostic target, we are required to pay to Dyax an additional upfront license fee for the applicable antibody. We also may be required to make additional maximum aggregate development and regulatory milestone payments of $16.2 million for therapeutic products and maximum aggregate regulatory milestone payments of $1.0 million for diagnostic products directed to selected targets. In addition, Dyax is entitled to mid single digit royalties based on net sales of products covered by any product license that we obtain from Dyax. Our obligation to pay royalties to Dyax continues on a product-by-product and country-by-country basis until the later of a specified number of years after the first commercial sale of the product in such country and the expiration of the patent rights covering the product in such country. MM-121 and a component of MM-141 were identified under this agreement, and we have obtained the required target licenses from Dyax by exercising our product license options and paying the applicable license fees. We are obligated to use commercially reasonable efforts to develop and commercialize the antibodies for which we obtain a commercial license.

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

University of California

In November 2000, we entered into a separate exclusive license agreement with The Regents of the University of California, or the Regents. Under the agreement, the Regents granted us a royalty-bearing world-wide right and license under certain patent rights for the development and commercialization of products that are covered by the licensed patent rights, including MM-302. The agreement requires that we diligently pursue the development, manufacture and commercialization of licensed products. In addition, we are required to meet specified development, regulatory and commercialization milestones within timeframes specified in the agreement. We have the sole responsibility for the development and commercialization of products under the licensed technology.

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

Intellectual Property

Our success will significantly depend on our ability to obtain and maintain patent and other proprietary protection for our commercially important technology, inventions and know-how, defend and enforce our patents, preserve the confidentiality of our trade secrets, establish and protect our commercial brands and operate without infringing the valid and enforceable patents and proprietary rights of third parties. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as regulatory exclusivity and contractual protections. We aggressively strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our products and compositions, their methods of use and processes for their manufacture, as well as our diagnostic and drug discovery technologies and any other inventions that are commercially important to the development of our business. In some circumstances, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, such as our proprietary network modeling programs and large scale protein and liposome production methods.

We also rely on trademark protection of our corporate and product brands. We are the owner of multiple federal trademark registrations in the United States and outside the United States. ONIVYDE® is a registered U.S. trademark of Merrimack Pharmaceuticals, Inc. In addition, we have multiple additional pending trademark registration applications in the United States and other countries covering the MERRIMACKTM and PROVYDETM word marks and related logos in trademark classes relevant to our products and services.

We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we will own all inventions conceived by the individual in the course of rendering services to us. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of the use, formulation, manufacture and composition of our products and product candidates, as well as successfully asserting and/or defending these patents against third-party challenges. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

As of January 31, 2016, we owned or controlled a total of 21 issued U.S. patents and 119 corresponding issued foreign patents, in addition to 72 pending U.S. patent applications and 167 pending patent applications in the rest of the world, covering our most advanced product candidates. We intend to continue to protect our proprietary technology with additional filings as appropriate. We do not have patents or patent applications in every jurisdiction where there is a potential commercial market for our product candidates. We continually evaluate our patent portfolio and patent strategy and believe our owned and licensed patents and patent applications, as well as applicable periods of regulatory exclusivity available after new product approval, provide us with a competitive advantage; however, if markets where we do not have patents or patent applications become commercially important, our business may be adversely affected.

The latest patent expiration dates for issued patents covering the composition or use of each of our most advanced product candidates as of January 31, 2016 are summarized below. As described in more detail below, the expiration dates in the table below refer to the latest-expiring granted patent covering the product, product candidate, technology or use thereof in the United States, and one or more countries outside of the United States, but do not account for any patent term extension or extended exclusivity terms, such as pediatric extensions, that may be available in the United States and certain foreign jurisdictions.

Product Candidate/Technology	Latest Year of Expiration of Current Patent Protection in the United States	Latest Year of Expiration of Current Patent Protection outside the United States
MM-398	2028	2025
MM-302	2031	2019
MM-121	2031	2031
MM-141	2032	2032
MM-151	2032	2032

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application.

In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors, including those involved in the filing of a new drug application, or NDA, or a biologics license application, or BLA. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process, provided the total patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally calculated as one-half the time between the effective date of an investigational new drug application, or IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the FDA’s approval of that application. Only one patent applicable to each approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. The stated patent exclusivity dates for patent exclusivity outside of the United States may also be eligible for further extension, and/or regulatory market and/or data exclusivity in certain countries, upon product approval in individual countries for various reasons, including supplemental protection certificate(s) after product approval in eligible countries outside the United States, and/or conducting certain investigations of pediatric exclusivity or use of products covered by the applicable patent.

ONIVYDE (MM-398)

ONIVYDE (irinotecan liposome injection) is covered by issued U.S. patents on the product composition through at least 2028, and corresponding issued patents in other countries through at least 2025, not including additional exclusivity upon product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity.

In the United States, ONIVYDE is covered by multiple issued patents, including four U.S. patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, commonly known as the Orange Book, covering the ONIVYDE drug product and drug substance (through at least 2028) or approved methods of using ONIVYDE (through at least 2025). We have applied for restoration of patent term, or patent term extension, for at least one of our U.S. ONIVYDE patents listed in the Orange Book, to add patent life beyond the current expiration date. In addition, ONIVYDE may be eligible to receive an additional six months of exclusivity added to the term of individual patents and any other marketing exclusivity covering ONIVYDE under the Best Pharmaceuticals for Children Act, or BPCA, if we were to submit information which could be requested in writing by the FDA relating to the use of the active moiety of the drug in children. We also own multiple pending patent applications covering the manufacture and use of ONIVYDE in various indications, including pancreatic cancer, through at least 2033, if issued.

Outside the United States, the ONIVYDE composition is covered by issued patents through 2025 in Japan and eight other countries, and pending patent applications with the European Patent Office and 13 additional countries. In addition, we own multiple pending patent applications that, if issued, provide additional patent coverage on the use of ONIVYDE for various indications, including pancreatic cancer, through at least 2033. We may apply for extended exclusivity terms (supplemental protection certificates) for our other patents world-wide as appropriate, depending on the expected length of clinical trials and other factors involved in the submission of the relevant drug approval application.

MM-302

We own patent coverage on the use of the MM-302 composition in treating various forms of cancer (including breast cancer) through at least 2031 in the United States. In addition, we have an exclusive license to patents covering the MM-302 composition through at least 2019 in the United States and Europe. Our patent coverage does not include additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity. In addition, we own multiple pending patent applications in the United States, Europe and other countries covering various related methods of use (expiring between 2031 and 2035, if issued) and/or related diagnostic tests and methods (expiring between 2033 and 2034, if issued).

MM-121 (seribantumab)

We own issued patents in the United States, Europe, Japan and nine other countries covering the MM-121 composition through at least 2028, not including additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity. In addition, we own multiple pending patent applications in the United States, Europe and other countries covering various related methods of use, including the treatment of patients with heregulin positive forms of cancer (through 2034, if issued), treatment of patients with certain forms of breast cancer (expiring between 2031 and 2032, if issued) and/or related diagnostic tests and methods (through 2029, if issued).

MM-141 (istiratumab)

We own issued patents in the United States and Japan, and pending patent applications in Europe and 10 other countries covering the MM-141 composition through at least 2032, not including additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity. In addition, we own multiple pending patent applications in the United States and the Patent Cooperation Treaty, or PCT, covering methods of treating pancreatic cancer with MM-141 through 2035, if issued.

MM-151

We own issued patents in the United States, and pending patent applications in Europe, Japan and nine other countries covering the MM-151 composition and related patient diagnostic technology through at least 2032, not including additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity. In addition, we own multiple pending patent applications in the United States and the PCT covering methods of treating colorectal cancer with MM-151 through 2035, if issued.

Silver Creek

In August 2010, we acquired 12,000,000 shares of Series A preferred stock of Silver Creek in exchange for our grant to Silver Creek of technology licenses. We granted to Silver Creek a royalty free license under certain antibody growth factor patent rights to develop and commercialize products covered by the licensed patent rights. This license is exclusive to Silver Creek for therapeutic or diagnostic use in humans for the promotion of organ regeneration and co-exclusive with us for all other uses. We also granted to Silver Creek royalty free, non-exclusive licenses under certain patent rights and know-how to use certain of our technologies for research and development purposes. Either party may terminate the agreement in the event of an uncured material breach by the other party.

In August and December 2010, Silver Creek issued and sold an aggregate of 4,189,904 additional shares of its Series A preferred stock at a price per share of $1.00 to other investors for an aggregate purchase price of $4,189,904. In addition, on December 21, 2012, Silver Creek entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders, which did not include us, in aggregate principal amounts of $1.6 million in December 2012, $0.3 million in February 2013 and $0.6 million in December 2013. The convertible notes bore interest at 6%. The notes matured and converted, along with an immaterial amount of accrued interest, into 2,603,281 shares of Silver Creek Series A preferred stock on December 31, 2013. During the year ended December 31, 2014, Silver Creek issued convertible notes to various lenders, which did not include us, in aggregate principal amounts of an additional $1.0 million. The convertible notes bore interest at 6% and matured and converted, along with an immaterial amount of accrued interest, into approximately 1.0 million shares of Silver Creek Series A preferred stock on December 31, 2014. During the year ended December 31, 2015, Silver Creek issued and sold a total of 1.6 million shares of its Series B preferred stock at a price per share of $1.35 to investors and received net proceeds of $2.1 million, after deducting issuance costs. As of December 31, 2015 and 2014, we owned approximately 56% and 60%, respectively, of the outstanding capital stock of Silver Creek, making Silver Creek a majority owned subsidiary.

Silver Creek is applying our systems biology approach to the research and development of regenerative medicines to repair the heart. In the future, we may consider forming additional businesses or business units to apply our systems biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases, as with Silver Creek, through the establishment of separately funded companies.

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

United States drug and biological product approval process

In the United States, the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial actions, including, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil penalties and criminal prosecution.

Generally, the process required by the FDA before a drug or biological product may be marketed in the United States involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug or biological product for each indication;

•	submission to the FDA of an NDA or an abbreviated new drug application, or ANDA, for drug products or BLA for biological products, as applicable;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

We expect that all of our clinical product candidates, other than ONIVYDE, will be subject to review as biological products under BLA standards. We expect that ONIVYDE will continue to be subject to review as a drug under NDA standards. MM-302 contains both drug and biological components. We believe that this combination product will be subject to review as a biological product, pursuant to a BLA.

Preclinical studies

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed protocol for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not necessarily result in the FDA allowing clinical trials to commence.

Clinical trials

Clinical trials involve the administration of the investigational new drug to human subjects – healthy volunteers or patients – under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. For clinical trials involving an IND, an IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

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

Progress reports detailing the results of clinical trials involving an IND must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic product has been associated with unexpected serious harm to patients.

Disclosure of clinical trial information

Sponsors of applicable clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public on the ClinicalTrials.gov website as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s pharmacology chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs and BLAs is subject to a substantial application user fee, currently $2,374,200 for fiscal year 2016, and the sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, currently $114,450 per product and $585,200 per establishment. These fees are typically increased annually.

The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after receipt before accepting them for filing based on the agency’s threshold determination that they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information, which would also be subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs and BLAs. Most such applications for non-priority products are reviewed within ten to twelve months after filing, and most applications for priority review products, that is, drugs and biologics that the FDA determines represent a significant improvement over existing therapy, are reviewed in six to eight months after filing. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or biological products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Even if the FDA approves a product, the agency may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions through a Risk Evaluation and Mitigation Strategy or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as changes in indications, manufacturing changes and labeling, are subject to further testing requirements and FDA review and approval.

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

In addition to other benefits, such as the ability to use surrogate endpoints and have more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review

Under FDA priority review guidelines, a product candidate may be eligible for review within a six to eight month time frame from the time a complete application is accepted for filing. Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. Products regulated by the FDA’s Center for Biologics Evaluation and Research are eligible for priority review if they provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. A fast track designated product candidate would ordinarily meet the FDA’s criteria for priority review.

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

Pediatric information

Under the Pediatric Research Equity Act of 2003, an NDA, BLA or supplement to an NDA or BLA must contain data from pediatric studies that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Under the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA has additional authority to take action against manufacturers not adhering to pediatric study requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

The Hatch-Waxman Act

Abbreviated new drug applications

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent that claims to cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of a 30 month period, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that the patent involved is deemed invalid or not infringed.

The ANDA also will not be approved until any applicable non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients during which ANDAs for generic versions of those drugs cannot be received by the FDA, except that the application may be submitted in four years if it contains a Paragraph IV certification. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and thus, no ANDA may be filed before the expiration of the exclusivity period. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which the FDA cannot grant effective approval of an ANDA based on that listed drug. Under the BPCA, federal law also provides that periods of patent and non-patent marketing exclusivity listed in the Orange Book for a drug may be extended by six months if the NDA sponsor agrees to conduct and report on pediatric studies identified by the FDA in a written request within the statutory timeframes. Applications under the BPCA are treated as priority applications, with all the benefits that designation confers.

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

For patents that might expire during the application phase, the patent owner may request an interim patent term extension. An interim patent term extension increases the patent term by one year and may be renewed up to four times. For each interim patent term extension granted, the post-approval patent term extension is reduced by one year. The director of the U.S. Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent term extension is being sought is likely. Interim patent term extensions are not available for a drug for which an NDA has not been submitted.

Section 505(b)(2) new drug applications

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application. Our NDA for ONIVYDE was submitted and reviewed under Section 505(b)(2).

Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of a 30 month period, settlement of the lawsuit or a decision in the infringement case that the patent involved is deemed invalid or not infringed.

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

The FDA has not yet issued proposed regulations setting forth its interpretation of the BPCIA’s provisions but has issued guidance documents in 2015 related to BPCIA implementation concerning biosimilarity and interchangeability, BLA submission requirements and exclusivity.

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

Overview of FDA regulation of companion diagnostics

We are developing in vitro and in vivo diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics.

The FDA published final guidance in July 2014 that addresses issues critical to developing in vitro companion diagnostics. The guidance provides that in vitro companion diagnostics that are essential for the safe and effective use of a corresponding therapeutic product must be approved contemporaneously with that therapeutic in most circumstances. Based on the guidance and the FDA’s past treatment of companion diagnostics, we believe that the FDA will likely require one or more of our in vitro diagnostics to obtain PMA in conjunction with approval of the associated therapeutic, which will involve coordination of review by CDER and by the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health. Our in vivo diagnostics, which are in the form of imaging agents, are regulated as drugs by CDER for therapeutic uses. As such, they are generally subject to the regulatory requirements applicable to other new drug candidates.

Diagnostic tests determined by the FDA to be useful, but not essential, for the safe and effective use of a corresponding therapeutic product are also subject to the same medical device pathways, but their clearance or approval would not be subject to a coordinated review of the diagnostic test and the therapeutic product.

The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring a PMA. A medical device, including an in vitro diagnostic, or IVD, to be commercially distributed in the United States must receive either 510(k) clearance or PMA (or be a Class I exempt device that does not require pre-market review) from the FDA prior to marketing.

510(k) clearance pathway

If any of the diagnostic products under development were determined by FDA not to be essential to the safe and effective prescription of a corresponding therapeutic product, it is possible that the diagnostic test could require 510(k) clearance. The FDA’s 510(k) clearance pathway usually takes from three to twelve months, but it can take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, would require a new 510(k) clearance or, depending on the modification, a PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) notice or a PMA, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or a PMA is obtained. If the FDA requires us to seek 510(k) clearance or a PMA for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

PMA pathway

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment Class III device for which PMA applications have not been called, are placed in Class III requiring PMA. The PMA pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA pathway generally takes from one to three years or even longer from submission of the application. Most companion diagnostic tests have been classified as Class III devices subject to the PMA pathway.

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

As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate design control, testing, manufacturing, control, documentation and other quality assurance procedures.

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

Clinical trials

A clinical trial is almost always required to support a PMA application. All clinical trials of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an Investigational Device Exemption, or IDE, application prior to initiation of investigational use. IVD trials usually do not require an IDE, as the FDA does not judge them to be a significant risk because the results do not affect the patients in the study. However, for a trial where the IVD result directs the therapeutic care of patients with cancer (companion diagnostics), we believe that the FDA would consider the investigation to present significant risk and require an IDE.

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

Other regulatory requirements

Any drug or biological products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse drug experiences. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval.

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

Additional provisions

Anti-kickback and false claims laws

In addition to FDA restrictions on marketing of pharmaceutical products, pharmaceutical companies that participate in federal healthcare programs like Medicare or Medicaid are subject to various U.S. federal and state laws that may restrict certain marketing practices. These laws include but are not limited to anti-kickback statutes and false claims statutes. The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care Education and Reconciliation Act of 2010, collectively the Health Care Reform Laws, amended the intent element of the anti-kickback statute such that liability under the statute can be proved even if a person or entity does not have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In addition to the federal anti-kickback statute, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, makes it a crime to knowingly and willfully execute or attempt to execute a scheme to defraud any healthcare benefit program

The federal civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Government enforcement agencies and private whistleblowers have initiated investigations or brought private lawsuits against pharmaceutical companies for a variety of allegedly improper promotional or marketing activities, such as allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product, or for engaging in promotion for “off-label” uses. Additionally, the Health Care Reform Laws amended the federal False Claims Act such that a violation of the federal anti-kickback statute can serve as a basis for liability under the False Claims Act. In addition to the federal civil False Claims Act, the federal false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

The majority of states also have statutes or regulations similar to the federal anti-kickback statute and/or False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, the federal transparency law under the Health Care Reform Laws, known as the Open Payments program, requires manufacturers of drugs, devices, biologics and medical supplies reimbursable under Medicare or Medicaid to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests, and provides for public reporting of the data reported by manufacturers.

Government price reporting

We are required to report certain price data and pay certain rebates to the U.S. government as a condition of participation in federal healthcare programs. Medicaid is jointly administered by federal and state governments for the benefit of low income and certain disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. For most brand name drugs, including ONIVYDE, the total Medicaid rebate amount consists of the basic rebate and the additional rebate. The basic rebate is set by law as the greater of 23.1% of the drug’s average manufacturer price, or AMP, or the difference between AMP and the best price for the drug available from us to any commercial customer (with limited exceptions). The additional rebate is designed to capture price increases that outpace inflation (measured by the Consumer Price Index—Urban). The rebate amount is calculated each quarter based on our report of current AMP and best price figures for each of our products to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid and Medicare programs. The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our Medicaid rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the Medicaid statute provides for civil monetary penalties.

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities or other conditions irrespective of age. Medicare Part B generally covers drugs that must be administered by physicians or other healthcare practitioners, are provided in connection with certain durable medical equipment, or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs furnished by physicians under a payment methodology based on the average sales price, or ASP, of the drugs. We report ASP for ONIVYDE. Manufacturers, including us, are required to provide ASP information to CMS on a quarterly basis. The manufacturer-submitted information is used to calculate Medicare payment rates. The payment rates for drugs in the hospital outpatient setting are also paid on a methodology based on ASP, although that could change on a calendar year basis. CMS also has the statutory authority to adjust payment rates for specific drugs outside the hospital outpatient setting based on a comparison of ASP payment rates to widely available market prices or to AMP, which could decrease Medicare payment rates. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the governing statute provides for civil monetary penalties.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s, or PHS’, 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and Medicaid rebate amount for the covered outpatient drug, as calculated under the Medicaid Drug Rebate Program.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to the VA, Department of Defense, Coast Guard and the PHS. The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information. These obligations also contain extensive disclosure and certification requirements.

Under Section 703 of the National Defense Authorization Act for FY 2008, we are required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare retail pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our covered products on a Tricare Agreement in order for these products to be eligible for Department of Defense formulary inclusion.

If we overcharge the government in connection with our FSS contract or the Tricare retail pharmacy program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Data Protection

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA. We could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information in a manner that is not authorized or permitted.

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

For example, the FDASIA, which was enacted in 2012, is a broad, sweeping law that establishes new user fee programs and provides the FDA with new authority in the areas of drugs, biologics and medical devices. In particular, the FDASIA provides the FDA with new inspection authorities. A drug or biologic will be considered adulterated, with possible resulting civil and criminal penalties, if the owner or operator of the establishment where it is made, processed, packed or held delays, denies, limits or refuses inspection. The FDASIA also replaces the biennial inspection schedule for drugs and biologics with a risk-based inspection schedule. The law grants the FDA authority to require a drug or biologics manufacturer to provide, in advance or instead of an inspection, and at the manufacturer’s expense, any records or other information that the agency may otherwise inspect at the facility. The FDASIA also permits the FDA to share inspection information with foreign governments under certain circumstances. The FDASIA also provides the FDA with additional authority to exercise against manufacturers of drugs or biologics that are not adhering to pediatric study requirements, which apply even if the manufacturer is not seeking to market the drug or biologic to pediatric patients.

In addition, the Health Care Reform Laws were enacted in the United States in March 2010 and contain provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs.

Pharmaceutical coverage, pricing and reimbursement

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for ONIVYDE or any other drug products for which we obtain regulatory approval and could adversely affect our net revenue and results.

Significant uncertainty exists as to the coverage and reimbursement status of ONIVYDE or any other drug products for which we obtain regulatory approval. Sales of ONIVYDE or any of our product candidates, if approved, depend in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. The Health Care Reform Laws expanded healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Laws contain a number of provisions that may impact our business and operations. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Laws. These regulations become effective, in general, on April 1, 2016. We are evaluating the impact of these regulations on our business and operations.

The Healthcare Reform Laws also obligate the Health Resources and Services Administration, or HRSA, the agency which administers the 340B program, to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA recently issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, as well as proposed omnibus guidance that addresses many aspects of the 340B program, including a proposed expansion of manufacturer recordkeeping requirements and 340B ceiling price restatement and refund obligations. HRSA is currently expected to issue additional proposed regulations in 2016. Any final regulation could affect our obligations under the 340B program in ways we cannot anticipate. Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

In addition, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.

Medicare Part D provides coverage to enrolled Medicare patients for certain drugs, such as self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government, and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Manufacturers, including us, are required to provide a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

Third-party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. The growing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Even with clinical trials, our product candidates may be considered less safe, less effective or less cost-effective than other products, and third-party payors may not provide coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part.

The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication, and a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. In addition, coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. Thus, even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. The marketability of any products for which we receive regulatory approval for commercial sale may also suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as ASP, AMP and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost, or NADAC, files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.

For Medicare and other health insurance programs in the United States, Healthcare Common Procedure Coding System codes, or HCPCS codes, are used to ensure that claims for certain items and services (including most drugs) are submitted and adjudicated in an orderly and consistent manner. The HCPCS code set is maintained by CMS and applications for HCPCS codes are submitted to CMS. Based primarily on the existence of an HCPCS code that appropriately describes a product, a new product may be assigned to a new or existing HCPCS code and may be the only product or one of several products described by that HCPCS code. For many drug HCPCS codes, CMS sets the Medicare payment rate for the code. Presently, HCPCS code J9206 described as “Irinotecan Injection” exists. If ONIVYDE were to be assigned to this HCPCS code, the payment rate for ONIVYDE would not be based exclusively on its own pricing information but on pricing information for all products assigned to that HCPCS code which, at present, includes both brand name and generic products. This payment rate may be insufficient to enable us to fully realize commercial success.

Beyond the United States, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

Employees

As of January 31, 2016, we had 426 full-time employees, including a total of 103 employees with M.D. or Ph.D. degrees. Of these full-time employees, 277 employees are engaged in research, development and manufacturing. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Segment, Geographic and Financial Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one operating segment and we operate in only one geographic region.

Financial information about (1) our net product revenues and other revenues, net loss per share available to common stockholders and our total assets is provided in our consolidated financial statements included in this Annual Report on Form 10-K and (2) our research and development expenses in each of the last three fiscal years is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Corporate Information

We were originally incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated under the laws of the State of Delaware in October 2010. Our principal executive offices are located at One Kendall Square, Suite B7201, Cambridge, MA 02139, and our telephone number is (617) 441-1000.

Information Available on the Internet

We maintain a website with the address www.merrimack.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “SEC Filings” link in the “Investors” section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also make available on our website our corporate governance guidelines, the charters for our audit committee, corporate governance and nominating committee, organization and compensation committee and executive committee, and our code of business conduct and ethics, which applies to our directors, officers and employees, and such information is available in print and free of charge to any of our stockholders who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 2 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $147.8 million for the year ended December 31, 2015, $83.6 million for the year ended December 31, 2014 and $130.7 million for the year ended December 31, 2013. As of December 31, 2015, we had an accumulated deficit of $802.2 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and secured debt financings. We have devoted substantially all of our efforts to research and development, including clinical trials, and recently to commercialization of our first product, ONIVYDE (MM-398). We have not completed development of or commercialized any other therapeutic product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our clinical stage product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials, including ONIVYDE in additional indications;

•	continue to develop our sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize ONIVYDE and other products for which we may seek regulatory approval; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may seek regulatory approval. We are only in the preliminary stages of some of these activities for most of our product candidates, and our commercial activities for ONIVYDE are nascent. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We currently have, and will continue to have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020, or convertible notes, and in December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022, or 2022 notes. We could in the future incur additional indebtedness beyond such amounts.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and marketable securities and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing debt instruments and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

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

We will need substantial additional funding in connection with our continuing operations. We expect our research and development expenses to continue to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution related to ONIVYDE and any other product for which we obtain regulatory approval in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

At our currently planned spending rates, we believe that our existing financial resources, together with anticipated net product revenues and net royalty payments from sales of ONIVYDE and the net milestone payments and reimbursements we expect to receive under our Baxalta collaboration, will be sufficient to fund our operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the amount of net product revenues realized from ONIVYDE commercial sales

•	the progress and results of the clinical trials of our clinical stage product candidates;

•	the success of our collaborations with Baxalta and PharmaEngine related to ONIVYDE and any future collaborations with other parties that we may enter into;

•	the timing and amount of anticipated milestone payments and cost sharing reimbursements related to ONIVYDE that we may receive from Baxalta;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercial activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and, even if regulatory approval is obtained, achieve product sales of any of our product candidates other than ONIVYDE. In addition, ONIVYDE or any of our other product candidates, if approved, may not achieve commercial success. We began commercializing MM-398 under the brand name ONIVYDE in the United States in the fourth quarter of 2015. If we fail to generate sufficient revenues from the sale of ONIVYDE or the commercialization of any of our product candidates, we will need to continue to rely on additional financing to achieve our business objectives.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than under our collaboration with Baxalta for the development and commercialization of ONIVYDE, which is terminable by Baxalta for convenience upon 180 days’ prior written notice, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. Other sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and these covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. The debt issued in a debt financing would also be senior to our outstanding shares of capital stock, and may rank equally with or senior to the convertible notes and the 2022 notes, upon our liquidation. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the successful commercialization of ONIVYDE and the success of our clinical stage product candidates. All of our product candidates other than ONIVYDE are still in preclinical and clinical development. Clinical trials of our product candidates may not be successful. If we are unable to successfully commercialize ONIVYDE or our other product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of ONIVYDE and our other clinical stage product candidates for the treatment of various types of cancer. Although we have obtained FDA and TFDA approval for ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively, all of our product candidates, including MM-398 in additional indications, are still in preclinical and clinical development. Our ability to generate meaningful product revenues will depend heavily on the successful commercialization of ONIVYDE and development of our product candidates. The success of ONIVYDE and other product candidates, which include both our therapeutic product candidates and diagnostic candidates, will depend on several factors, including the following:

•	successful enrollment in, and completion of, preclinical studies and clinical trials;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States for our product candidates, including our diagnostics;

•	establishing commercial manufacturing capabilities, either by building such facilities ourselves or making arrangements with third-party manufacturers;

•	launching commercial sales of any approved products, whether alone or in collaboration with others;

•	acceptance of any approved products by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of any products following approval; and

•	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize ONIVYDE and our other product candidates, which would materially harm our business.

Even though ONIVYDE has been approved for marketing in the United States and Taiwan, we or Baxalta may never receive approval to commercialize ONIVYDE in other parts of the world.

We have out-licensed the rights for the development and commercialization of ONIVYDE outside of the United States and Taiwan. In order to market our products outside of the United States, we or our collaboration partners must comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. Potential risks include that the regulatory authorities may not:

•	deem our products safe and effective;

•	find the data from clinical trials sufficient to support approval;

•	approve of manufacturing processes and facilities;

•	approve our products for any or all indications for which approval is sought.

If ONIVYDE fails to receive marketing approval in other parts of the world, our business may be materially harmed.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Even though ONIVYDE has been approved for marketing in the United States and Taiwan, we may never receive approval to commercialize our other product candidates in the United States or other jurisdictions, or to commercialize MM-398 in other parts of the world. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and successful interim results of a clinical trial do not necessarily predict successful final results.

We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate or patients may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding of a lack of clinical response or a finding that the patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates, diagnostics or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

For example, in February 2015, we stopped enrolling patients in our Phase 2 clinical trial of MM-111, a bispecific antibody product candidate, for the treatment of advanced gastric, esophageal and gastroesophageal junction cancers prior to full enrollment based on a recommendation from the Data Safety Monitoring Board for that clinical trial, which cited shorter PFS on the treatment arm relative to the control arm in the overall patient population. We do not plan to invest in additional development of MM-111 at this time. In our previous Phase 2 clinical trial of MM-121 in patients with non-small cell lung cancer, two of the three cohorts (Groups A and C) failed to meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and ceased enrolling patients. Additionally, we did not meet the primary endpoints in our previous Phase 2 clinical trials of MM-121 in patients with ovarian cancer or in patients with breast cancer, although our ongoing biomarker analysis in each trial identified a potential subpopulation of patients benefiting from MM-121 in combination with either paclitaxel or exemestane, respectively.

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

All of our product candidates, other than ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy, are still in preclinical or clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval, and it is impossible to ensure that safety or efficacy issues will not arise following regulatory approval. Currently marketed therapies for solid tumors are generally limited to some extent by their toxicity. Use of our product candidates as monotherapies in clinical trials also has resulted in adverse events consistent in nature with other marketed therapies. When used in combination with other marketed or investigational therapies, our product candidates may exacerbate adverse events associated with the other therapy. If our products or product candidates, either alone or in combination with other therapies, result in undesirable side effects or have characteristics that are unexpected, we may need to modify or abandon their development or marketing. For instance, the label for ONIVYDE contains a boxed warning with respect to severe neutropenia and severe diarrhea, which must be clearly conveyed in all marketing materials. Physicians’ perceptions of the risks conveyed by the ONIVYDE boxed warning could impact their willingness to prescribe ONIVYDE.

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

If we are unable to successfully develop diagnostics for our therapeutic product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our therapeutics.

An important component of our business strategy is to develop, either alone or together with third parties, in vitro or in vivo diagnostics for each of our therapeutic product candidates. There has been limited success to date industry-wide in developing diagnostics, in particular in vitro diagnostics. To be successful, we will need to address a number of scientific, technical, regulatory and logistical challenges.

Although we have developed prototype assays for some in vitro diagnostic candidates, all of our diagnostic candidates are in preclinical development or clinical feasibility testing. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. The FDA and similar regulatory authorities outside the United States are generally expected to regulate in vitro companion diagnostics as medical devices and in vivo companion diagnostics as drugs. In each case, companion diagnostics require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design, development and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop diagnostics for our therapeutic product candidates, or experience delays in doing so, the development of our therapeutic product candidates may be adversely affected, our therapeutic product candidates may not receive marketing approval and we may not realize the full commercial potential of any therapeutics that receive marketing approval. As a result, our business would be harmed, possibly materially.

Any of our product candidates that receive regulatory approval may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even though ONIVYDE has received marketing approval, it, or any of our other product candidates that receive marketing approval, may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of ONIVYDE and our other product candidates, if approved for commercial sale, will depend on a number of factors that may be uncertain or subjective, including:

•	the prevalence and severity of any side effects;

•	efficacy and potential advantages or disadvantages compared to alternative treatments;

•	the price we charge for our product candidates;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	our ability to successfully develop diagnostics that effectively identify patient populations likely to benefit from treatment with our therapeutic products;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If we are unable to effectively educate healthcare professionals or enter into agreements with third parties to sell and market our product, we may not be successful in commercializing ONIVYDE or any other product candidates for which we receive marketing approval.

ONIVYDE is the first product that we are commercializing. We have no prior experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either build a field organization or outsource this function to third parties. We have established an organization to educate healthcare professionals on ONIVYDE in the United States. We expect that Baxalta and PharmaEngine will market and sell ONIVYDE in the rest of the world in the jurisdictions in which it receives marketing approvals. Our commercialization plans for our other therapeutic candidates will depend in part on any future collaborations into which we may enter.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, we have a small field force of clinically trained professionals who are charged with educating healthcare professionals about ONIVYDE and Merrimack. This differs from the traditional field model in that it is neither a traditional field sales force nor a traditional medical science liaison role. While we believe that our field strategy will better meet the needs of our customers, this strategy may not be effective.

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

The development and commercialization of new therapeutic and diagnostic products is highly competitive. We face competition with respect to ONIVYDE and our other product candidates, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of the solid tumor indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

We are developing our product candidates for the treatment of solid tumors. There are a variety of available therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including the active ingredients in ONIVYDE and MM-302. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. This may make it difficult for us to achieve our business strategy of replacing existing therapies with our product candidates.

There are also a number of products in late stage clinical development to treat solid tumors. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render ONIVYDE or our other product candidates obsolete or non-competitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. There are many generic products currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years.

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

ONIVYDE or any of our product candidates that we successfully commercialize may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic and diagnostic products, including ONIVYDE, vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval.

Our ability to commercialize ONIVYDE and any other approved products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors, including government payors such as Medicare and Medicaid, private health insurers and managed care organizations. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. The federal government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as ONIVYDE and the other product candidates that we are developing and could have a material adverse effect our net revenue and results.

Third-party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. The growing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Even with clinical trials, our product candidates may be considered less safe, less effective, of less cost-effective than other products, and third-party payors may not provide coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part.

The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on a formulary, which might not include all of the approved drugs for a particular indication, and a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, ONIVYDE and any other product for which we obtain marketing approval. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. In addition, coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. Thus, even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. The marketability of any products for which we receive regulatory approval for commercial sale may also suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize ONIVYDE or any other product candidate that we successfully develop.

We cannot be sure that ONIVYDE will be assigned to a unique HCPCS code that will result in Medicare payment. Presently, HCPCS code J9206 described as “Irinotecan Injection” exists. If ONIVYDE were to be assigned to this HCPCS code, the payment rate for ONIVYDE would not be based exclusively on its own pricing information but on pricing information for all products assigned to that HCPCS code which, at present, includes both brand name and generic products. This payment rate may be insufficient to enable us to fully realize commercial success.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS surveys and publishes retail community pharmacy acquisition cost information in the NADAC files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. Changes in these reimbursement mechanisms may have a material adverse effect on our revenue.

Moreover, there may be significant delays in obtaining reimbursement for ONIVYDE and any other approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future weakening of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and appropriate payment rates from both government-funded and private payors for new products that we develop could therefore have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of ONIVYDE and any other products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and an even greater risk related to the commercial sale of ONIVYDE and any other products that we may develop. If we cannot successfully defend ourselves against claims that ONIVYDE or our other product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for ONIVYDE or any other products or product candidates that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of patients from clinical trials;

•	significant costs to defend the related litigation;

•	substantial monetary awards to patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

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

We have based our research and development efforts on our systems biology approach to biomedical research. Notwithstanding our large investment to date and anticipated future expenditures in our proprietary approach to research and development, we may fail to address or develop product candidates or indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.

We also may not be successful in our efforts to identify or discover new or additional product candidates through our systems biology approach. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have otherwise been more advantageous for us to retain sole development and commercialization rights.

We plan to establish separately funded companies for the development of product candidates using our systems biology approach in some areas outside the oncology field. These companies may not be successful in the development and commercialization of any product candidates.

We plan to apply our systems biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases through the establishment of separately funded companies. For example, we established Silver Creek to research and develop regenerative medicines to repair the heart using our systems biology approach. Silver Creek has received separate funding from investors other than us. Although Silver Creek is currently majority owned by us, in the future we may not be the majority owner of or control Silver Creek or other companies that we establish. If in the future we do not control Silver Creek or any future similar company that we establish, Silver Creek or such other companies could take actions that we do not endorse or with which we disagree, such as using our systems biology approach in a way that reflects adversely on us. In addition, these companies may have difficulty raising additional funds and could encounter any of the risks in developing and commercializing product candidates to which we are subject.

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

In September 2014, we entered into a license and collaboration agreement with Baxalta for the development and commercialization of MM-398. Prior to this collaboration, we did not have a history of working with Baxalta. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and commercial sale milestones, and provides us with royalty-based revenue if ONIVYDE is successfully commercialized. We cannot predict the success of the collaboration.

Under our license and collaboration agreement, Baxalta has significant control over the conduct and timing of development and commercialization efforts with respect to ONIVYDE outside of the United States. We have little control over the amount, timing and quality of resources that Baxalta devotes to the development or commercialization of ONIVYDE outside of the United States. If Baxalta fails to devote sufficient financial and other resources to the future development or commercialization of ONIVYDE outside of the United States, the development and commercialization of ONIVYDE outside of the United States would be delayed or could fail. This would result in a delay in our receiving milestone payments or royalties with respect to ONIVYDE outside of the United States or in our not receiving such milestone payments or royalties at all.

If we lose Baxalta as a collaborator in the development or commercialization of ONIVYDE, our business will be materially harmed.

Baxalta has the right to terminate our agreement for the development and commercialization of ONIVYDE, in whole or with respect to specified territories, at any time and for any reason, upon 180 days’ prior written notice. Baxalta also has the right to terminate our agreement if we fail to cure a material breach of our agreement within a specified cure period, or fail to diligently pursue a cure if such a breach is not curable within such period.

If Baxalta terminates our agreement at any time, whether on the basis of our uncured material breach or for any other reason, it would delay or prevent our further development of MM-398 and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund the future clinical development and commercialization of ONIVYDE outside of the United States on our own, seek another collaborator or licensee for such clinical development and commercialization, or abandon the future clinical development and commercialization of ONIVYDE outside of the United States.

Additionally, if Baxalta undergoes a change in control or management, this may adversely affect our collaborative relationship or the commercialization of ONIVYDE in the partnered territories. Such a change in control may result in a reprioritization of ONIVYDE within Baxalta’s portfolio, or Baxalta failing to maintain the financial or other resources necessary to continue supporting its commercialization of ONIVYDE.

We may depend on collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

Depending on our capital requirements, development and commercialization costs, need for additional therapeutic expertise and other factors, it is possible that we will enter into additional development and commercialization arrangements with respect to either oncology product candidates or product candidates in other therapeutic areas. In particular, while we expect to apply our systems biology approach to other disease areas through arrangements similar to Silver Creek, it is also possible that we will seek to enter into licensing agreements or other types of collaborations for the application of our systems biology approach.

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

Our product development programs and the commercialization of ONIVYDE, and the potential commercialization of any other approved product candidates, will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We also intend to utilize diagnostics in several of our current and planned clinical trials, including current clinical trials of MM-121 and MM-141, to preselect patients who will receive specified treatment regimens. We will rely on third-party laboratories to test patient samples in connection with such diagnostics. Any failure on the part of these laboratories to properly perform such testing could jeopardize those clinical trials and delay or prevent the approval of the associated therapeutic candidate.

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

We have a manufacturing facility located at our corporate headquarters in Cambridge, Massachusetts. We manufacture drug substance at this facility that we use for commercial sales of ONIVYDE, research and development purposes and for clinical trials of our product candidates. We have limited experience in manufacturing products at a commercial scale. Our current facility may not be sufficient to permit expanded manufacture of ONIVYDE or our other product candidates for Phase 3 clinical trials or commercial sale. In order to meet our business plan, which contemplates our internally manufacturing drug substance for most of our clinical trials for all or a significant portion of our commercial requirements, we will need to upgrade and expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities. The upgrade and expansion of our facilities will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

If our manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected and our commercialization efforts may be materially harmed.

If the manufacturing facility at our corporate headquarters or the equipment in it is damaged or destroyed, we may not be able to quickly or economically replace our manufacturing capacity or replace it at all. If such an event occurs, the supply of ONIVYDE and our other product candidates would be interrupted. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to a third party and could lose potential revenue from the sales of ONIVYDE and any other products for which we obtain regulatory approval. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before selling ONIVYDE or any other products manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales of ONIVYDE and any other products that are approved by the FDA.

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

We expect to continue to contract with third parties for at least some aspects of the production of ONIVYDE and our other product candidates for commercial sale and clinical trials. This increases the risk that we will not have sufficient quantities of ONIVYDE or our other product candidates at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently rely on third-party manufacturers for some aspects of the production of ONIVYDE and our other product candidates, including the production of MM-121 and fill-finish and labeling activities for ONIVYDE and our other product candidates. In addition, while we believe that our existing manufacturing facility or additional facilities that we build will be sufficient to meet our requirements for manufacturing a significant portion of drug substance for our research and development activities, we may need to rely on third-party manufacturers for some of these requirements, particularly later stage clinical trials of our antibody product candidates, and, at least in the near term, for commercial supply of ONIVYDE and any other products for which we obtain marketing approval.

In connection with the termination of our license and collaboration agreement with Sanofi for the development and commercialization of MM-121 in 2014, we assumed an agreement with a third-party manufacturer for the manufacture of MM-121. We do not have any other agreements with third-party manufacturers for the clinical supply to us of MM-398 or commercial supply to us of ONIVYDE or any other product candidates, and we may be unable to conclude such agreements or to do so on acceptable terms. Reliance on third-party manufacturers entails additional risks, including:

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

We likely will rely upon third-party manufacturers to provide us with necessary reagents and instruments to develop, test and manufacture our in vitro diagnostics. Currently, many reagents are marketed as Research Use Only products under FDA regulations.

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

Although we perform much of the bulk manufacturing for ONIVYDE and our other product candidates, we rely on third parties to perform the fill-finish and packaging steps. If any of those third parties were to fail to be in compliance with regulations of the FDA or other regulatory bodies, our ability to supply ONIVYDE and our other product candidates could be adversely impacted.

For instance, in 2010, a former fill-finish third-party contractor that we used to fill and package MM-121 experienced FDA inspection issues with its quality control processes that resulted in a formal warning letter from the FDA. As a result, we pulled some MM-121 from clinical trial sites and replaced it with MM-121 that was filled by a different contractor. This restocking resulted in a few patients missing one or two doses of MM-121. It is possible that we could experience similar issues with other contractors.

Risks Related to Our Intellectual Property

If we fail to fulfill our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements with third parties, including with respect to MM-302, MM-121, MM-141 and MM-151, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our technology or products or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent. Under the America Invents Act enacted in 2011, the United States moved to this first to file system in early 2013 from the previous system under which the first to make the claimed invention was entitled to the patent. We may become involved in opposition, interference or derivation proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We may not be able to obtain, maintain or protect proprietary rights necessary for the continued development and commercialization of our products, product candidates and research technologies, including as a result of challenges from companies who seek to sell generic versions of ONIVYDE after expiration of our orphan drug exclusivity but prior to our ONIVYDE patent expiration.

Our commercial success depends in large part on obtaining and maintaining U.S. and foreign patent protection for our products, our product candidates and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic challenges. The validity of our patents in one or more jurisdictions may be challenged by third parties, resulting in our patents being deemed invalid, unenforceable or narrowed in scope, which could compromise the scope or duration of our exclusive rights in the relevant product, product candidate or technology. For example, the validity of a U.S. patent can be challenged in the U.S. Patent and Trademark Office (e.g., through an Inter Partes Review and/or Post Grant Review Proceeding) and/or in U.S. federal district court.

In addition, our patents on ONIVYDE may also be challenged in a federal court in connection with a third party’s ANDA or a Section 505(b)(2) NDA seeking FDA approval to market a generic version of ONIVYDE, resulting in a patent challenge to one or more patents listed in the Orange Book for ONIVYDE. This patent challenge can result in one or more of those Orange Book patents for ONIVYDE being deemed uninfringed, invalid, unenforceable and/or narrowed in scope, which could compromise the scope or duration of our exclusive rights in the relevant product. An ANDA or Section 505(b)(2) NDA can be filed at any time after FDA approval of ONIVYDE. Other challenges to a patent may be mounted without regard to the date of an FDA approval.

Our patents as issued or as subsequently limited by any litigation might not contain claims that are sufficiently broad to prevent others from circumventing our patent protection and utilizing our technologies. For instance, the issued patents relating to ONIVYDE and our product candidates may be limited to a particular indication and/or composition and may not cover similar compositions that have similar clinical properties. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. Also, our pending patent applications may not issue, and we may not receive any additional patents. We cannot be sure that our patents and patent applications, including our own and those that we have rights to under licenses from third parties, will adequately protect our intellectual property for a number of reasons, including, among other things, the following: (i) the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions; (ii) the actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country; (iii) the laws of foreign countries in which we market our products may afford little or no effective protection to our intellectual property, thereby easing our competitors’ ability to compete with us in such countries; (iv) intellectual property laws and regulations and legal standards relating to the validity, scope and enforcement of patents covering pharmaceutical and biotechnological inventions are continually developing and changing, both in the United States and in other important markets outside the United States (v) third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and (vi) the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our and our partners’ patent applications may result in patents with narrower coverage than we desire or have planned for.

Risks Related to Regulatory Approval of Our Product Candidates

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates, including our clinical stage product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, import, export, sampling and marketing are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. On October 22, 2015, we received approval from the FDA and the TFDA to market ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively, which is our first and only product candidate to receive regulatory approval. We have not received regulatory approval to market ONIVYDE in any jurisdiction other than the United States and Taiwan or for any other indications. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA and other regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA or other regulatory agencies. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

If we pursue development of a diagnostic to identify patients who are likely to benefit from a therapeutic product, failure to obtain approval for the diagnostic may prevent or delay approval of the therapeutic product.

We are attempting to develop diagnostics to identify patients who are likely to benefit from our therapeutic product candidates. We currently rely on and expect to continue to rely on third parties for much of the development, testing and manufacturing of our diagnostics. We will likely rely on such third parties to also obtain any required regulatory approval for and then commercially supply such diagnostics. All of our diagnostic candidates are in preclinical development or clinical feasibility testing. We have very limited experience in the development of diagnostics and, even with the help of third parties with greater experience, may fail to obtain the required diagnostic product marketing approval, which could prevent or delay approval of the therapeutic product.

In July 2014, the FDA issued final guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the in vitro diagnostic most likely will occur through the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health. Even with the issuance of the final guidance, the FDA’s expectations for in vitro companion diagnostics remain unclear in some respects. The FDA’s developing expectations will affect our in vitro diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity and clinical utility, or make us repeat aspects of the trial or initiate new trials.

Because our diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For several of our clinical stage product candidates, namely MM-121, MM-141 and MM-151, we are attempting to develop an in vitro diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider these in vitro diagnostics to be “in vitro companion diagnostic devices” that require simultaneous approval or clearance with the therapeutics will depend on whether the FDA views the diagnostics to be essential to the safety and efficacy of these therapeutics.

Based on the FDA’s past practice with companion diagnostics, if we are successful in developing a diagnostic for any of our clinical stage product candidates, we would expect that FDA approval of an in vitro companion diagnostic, and possibly an in vivo companion diagnostic, would be required for approval and subsequent commercialization of each such therapeutic product candidate. We are not aware of any currently available diagnostics that, if necessary, would otherwise allow us to proceed with the approval and subsequent commercialization of our product candidates despite a delay in or failure of our attempts to develop diagnostics.

For MM-398 and MM-302, although we are also investigating possible in vitro diagnostics, we are currently developing in vivo diagnostics in the form of imaging agents that may help identify patients more likely to benefit from the therapy. Imaging agents for diagnostic use can be regulated as drugs by the FDA’s Center for Drug Evaluation and Research and, as such, would be generally subject to the regulatory requirements applicable to other new drug candidates. Alternatively, several in vivo imaging agents have been regulated as medical devices by FDA’s Center for Devices and Radiological Health. Although the FDA has not issued guidance with respect to the simultaneous approval of in vivo diagnostics and therapeutics, it is possible that the FDA will apply a standard similar to that for in vitro diagnostics.

Because we expect to rely on third parties for various aspects of the development, testing and manufacture, as well as for regulatory approval for and commercial supply, of our diagnostics, the commercial success of any of our product candidates that require a diagnostic will be tied to and dependent on the continued ability of such third parties to make the diagnostic commercially available on reasonable terms in the relevant geographies.

If we fail to maintain orphan drug exclusivity or designation for ONIVYDE or MM-141, we will have to rely on other rights and protections for these product candidates.

We have obtained orphan drug exclusivity in the United States for ONIVYDE for the treatment of pancreatic cancer and orphan medicinal product designation in the European Union for MM-398 for the treatment of pancreatic cancer. In addition, we have obtained orphan drug designation in the United States for MM-141 for the treatment of pancreatic cancer. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for that indication for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA, to market the same drug for the same orphan indication, except in limited circumstances. For purposes of small molecule drugs, the FDA defines the term “same drug” to mean a drug that contains the same active molecule and that is intended for the same use as the approved orphan drug. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

With the enactment of the BPCIA as part of the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Law, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The BPCIA is complex and has yet to be fully interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our products approved as a biological product under a BLA should qualify for the 12 year period of exclusivity. However:

•	a potential competitor could seek and obtain approval of its own BLA during our exclusivity period instead of seeking approval of a biosimilar version; and

•	the FDA could consider a particular product candidate which contains both drug and biological product components to be a drug subject to review pursuant to an NDA, and therefore eligible for a significantly shorter marketing exclusivity period as provided under the Drug Price Competition and Patent Term Restoration Act of 1984.

Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear and will depend on a number of marketplace and regulatory factors that are still developing.

In addition, a drug product approved under an NDA, such as ONIVYDE, could face generic competition earlier than expected. The enactment of the Generic Drug User Fee Amendments of 2012 as part of the FDASIA established a user fee program that will generate hundreds of millions of dollars in funding for the FDA’s generic drug review program. Funding from the user fee program, along with performance goals that the FDA negotiated with the generic drug industry, could significantly decrease the timeframe for FDA review and approval of generic drug applications.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products abroad.

We intend to market our products, including ONIVYDE, either ourselves or with commercialization partners, both within and outside the United States. This may increase the risks described below with respect to our compliance with foreign regulations.

In order to market and sell ONIVYDE and our other products in the European Union and many other jurisdictions, we or our commercialization partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing, including sometimes additional testing in children. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our commercialization partners may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We or our commercialization partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

ONIVYDE and any other product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP or QSR requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

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

For example, in March 2010, President Obama signed into law the Health Care Reform Laws, which were intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, provide benefits for patients within a coverage gap in the Medicare Part D prescription drug program, implement rules regarding prescription drug benefits under the health insurance exchanges and changes to the Medicare Drug Rebate program, expand the PHS’ 340B drug pricing discount program, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Further, the Health Care Reform Laws impose a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. In addition, effective October 1, 2010, the Health Care Reform Laws revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states.

Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the Health Care Reform Laws. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the Health Care Reform Laws, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, the federal government has also announced delays in the implementation of key provisions of the Health Care Reform Laws, including the employer mandate. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.

The Health Care Reform Laws appear likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, legislative changes to the Health Care Reform Laws remain possible. We expect that the Health Care Reform Laws, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing programs, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines which could have a material adverse effect on our business, financial condition and results of operations.

As a condition of reimbursement for ONIVYDE and any other product approved by the FDA, various U.S. federal and state healthcare programs require that we calculate and report certain pricing information to U.S. federal and state healthcare agencies. For example, we are required to provide average selling price information to CMS on a quarterly basis in order to compute Medicare Part B payment rates. Price reporting and payment obligations are highly complex and vary among products and programs. The calculation of average selling price includes a number of inputs from contracts with wholesalers, specialty distributors, group purchasing organizations and other customers. We are also required to make an assessment of whether these agreements are deemed to be for bona fide services and that the services are deemed to be at fair market value in our industry and for our products. Our processes for estimating amounts due under these governmental pricing programs involve subjective decisions. As a result, our price reporting calculations are subject to the risk of errors and our methodologies for calculating these prices could be challenged under the federal False Claims Act or other laws. In addition, the Health Care Reform Laws modified the rules related to certain price reports and expanded the scope of pharmaceutical product sales to which Medicaid rebates apply, among other things. Uncertainty exists currently, as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. This uncertainty in the interpretation of the legislation increases the chances of an error in price reporting, which could in turn lead to a legal challenge, restatement or investigation. If we become subject to investigations, restatements or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the CMS of our AMP and best price for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety net providers under the PHS 340B drug discount program.

We are liable for errors associated with our submission of pricing data and for overcharging government payers. For example, in addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly AMP and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our products. In addition, if we overcharge the government in connection with our FSS contract or under any other government program, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the federal civil false claims act and other laws and regulations.

CMS and the Office of Inspector General of the U.S. Department of Health and Human Services have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

If we overcharge the government in connection with our FSS contract or the Tricare retail pharmacy program, whether due to a misstated FCP or otherwise, we would be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the false claims act and other laws and regulations.

Unexpected refunds to the federal government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Related to Commercialization of Our Product Candidates

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we are found to have improperly promoted off-label uses, we may become subject to significant fines and other liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. ONIVYDE is only approved by the FDA and the TFDA for use in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively, and we may only promote ONIVYDE for such use. If we are found to have promoted for off-label uses, we may become subject to significant government fines and other related liability. For example, the U.S. government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into complex multi-year corporate integrity agreements and/or non-prosecution agreements that can impose significant restrictions and other burdens on the affected companies.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of ONIVYDE and any other products for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ONIVYDE and any other products for which we obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for the purchase, order or recommendation of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other, and violations are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor;

•	the federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Government enforcement agencies and private whistleblowers have initiated investigations or brought private lawsuits against pharmaceutical companies for a variety of allegedly improper promotional or marketing activities, such as allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates; allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; or engaging in promotion for “off-label” uses. Additionally, the Health Care Reform Laws amended the federal False Claims Act such that a violation of the federal anti-kickback statute can serve as a basis for liability under the False Claims Act;

•	HIPAA makes it a crime to knowingly and willfully execute or attempt to execute a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the Open Payments program requires manufacturers of drugs, devices, biologics and medical supplies reimbursable under Medicare and Medicaid to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests, and provides for public reporting of the data reported by manufacturers;

•	the FCPA prohibits U.S. companies and their representatives from paying, offering to pay, promising or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity, and encompasses many healthcare professionals in many countries under the definition of a foreign government official;

•	the Bribery Act, which applies to U.S. companies such as ourselves that conduct business in the United Kingdom, proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official and failing to have adequate procedures to prevent employees and other agents from giving bribes; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. Other states require pharmaceutical manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, or prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also harm our financial condition. Responding to government investigations or whistleblower lawsuits, defending any claims raised, and any resulting fines, damages, penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

Our corporate compliance efforts cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, coverage and reimbursement of our products, together with our general operations, are and will be subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have implemented a corporate compliance program based on what we believe are the current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of ONIVYDE or other products from the market, significant fines, disqualification or debarment from participation in federally-funded healthcare programs or other sanctions or litigation, any of which events may have a significant adverse impact on our business.

Risks Related to Data Protection and Cybersecurity

Our failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA. We could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information in a manner that is not authorized or permitted.

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

Further, the repurchase right under the convertible notes in connection with a fundamental change (as defined therein) and any increase in the conversion rate in connection with a make-whole fundamental change could also discourage a potential acquirer.

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

Our stock price has been and in the future may be subject to substantial price volatility. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	our ability to successfully commercialize ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy;

•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	activism by any single large stockholder or combination of stockholders;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

The indenture governing our 11.5% senior secured notes due 2022 imposes significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

On December 22, 2015, we issued $175.0 million in aggregate principal amount of 11.5% senior secured notes due 2022. The indenture governing the 2022 notes contains covenants that restrict our and our subsidiaries’ ability to take various actions, including, among other things:

•	the incurrence of debt;

•	the issuance of our preferred stock;

•	the payment of dividends, the repurchase of shares and making certain other restricted payments;

•	the prepayment, redemption or repurchase of subordinated debt;

•	the sale, lease or transfer of property and assets;

•	engaging in transactions with affiliates; and

•	the making of investments other than those permitted by the indenture.

The indenture specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not satisfy those requirements. Our failure to comply with our obligations could result in an event of default under our other indebtedness and the acceleration of our other indebtedness, in whole or in part, could result in an event of default under the indenture governing the 2022 notes.

The restrictions contained in the indenture governing the 2022 notes could also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for holders of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our existing debt agreements limit our ability to pay dividends, and the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

Future sales of shares of our common stock, including by us or our directors and executive officers or shares issued upon the exercise of currently outstanding options and warrants, or upon conversion of our outstanding convertible notes, could cause the market price of our common stock to drop significantly, even if our business is doing well.

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws, but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants, and we may issue shares of our common stock upon conversion of our outstanding convertible notes. The exercise of these options and warrants or the issuance of shares of our common stock upon conversion of our outstanding convertible notes and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal facilities consist of approximately 167,000 square feet of research, manufacturing and office space located at One Kendall Square in Cambridge, Massachusetts. The lease on our principal facilities expires in June 2019. We retain an option to renew the lease on all of our current space for an additional period of either one or five years.

The facilities of our Silver Creek subsidiary consist of approximately 1,878 square feet of research and office space located in San Francisco, California. The lease on this space expires in December 2016, subject to an option to extend the lease for six additional months.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the NASDAQ Global Market under the symbol “MACK”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Market for each quarter in the years ended December 31, 2014 and 2015.

	High	Low
Year ended December 31, 2014
First Quarter	$6.46	$4.51
Second Quarter	$8.25	$4.13
Third Quarter	$8.99	$5.53
Fourth Quarter	$11.47	$7.36
Year ended December 31, 2015
First Quarter	$12.50	$8.37
Second Quarter	$13.84	$10.50
Third Quarter	$12.59	$7.57
Fourth Quarter	$10.85	$7.21

Holders

As of January 31, 2016, there were approximately 179 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing debt agreements limit our ability to pay dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Borrowings for more information regarding our debt agreements.

Corporate Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from March 29, 2012 (the first date that shares of our common stock were publicly traded) through December 31, 2015. The comparison assumes $100 was invested after the market closed on March 29, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON CUMULATIVE TOTAL RETURN

Among the NASDAQ Composite Index, the NASDAQ Biotechnology Index and Merrimack Pharmaceuticals, Inc.

Recent Sales of Unregistered Securities

On December 22, 2015, we closed a private placement of $175.0 million aggregate principal amount of 2022 notes and entered into an indenture with U.S. Bank National Association, as trustee and collateral agent, governing the 2022 notes. The 2022 notes were sold directly only to qualified institutional buyers within the meaning of Rule 144A under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof relative to transactions by an issuer not involving any public offering. No underwriters were involved in the sales of the 2022 notes. All purchasers of the 2022 notes represented to us in connection with their purchase that they were qualified institutional buyers and were acquiring the shares for their own account for investment purposes and not with a view to resale or distribution thereof in contravention of the Securities Act and that they were capable of evaluating the merits and risks of purchasing the 2022 notes and could bear the economic risks of investing in the 2022 notes for an indefinite period of time, including the complete loss of their investment. The purchasers received written disclosures that the 2022 notes had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration requirements. We received net proceeds from the private placement of approximately $168.5 million, after deducting private placement and offering expenses payable by us.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Consolidated statements of operations data
Revenues:
Product revenues, net	$4,328	$—	$—	$—	$—
License and collaboration revenues	84,930	102,756	47,786	48,921	34,215

Total revenues	89,258	102,756	47,786	48,921	34,215
Costs and expenses:
Cost of product revenues	46	—	—	—	—
Research and development expenses	160,988	138,495	147,139	125,858	100,630
Selling, general and administrative expenses	57,795	30,517	21,187	15,805	14,454

Total costs and expenses	218,829	169,012	168,326	141,663	115,084

Loss from operations	(129,571)	(66,256)	(120,540)	(92,742)	(80,869)
Other income and expenses:
Interest income	99	114	166	184	56
Interest expense (1)	(19,232)	(18,230)	(10,938)	(553)	(13)
Other income, net	917	813	627	1,357	1,150

Net loss	(147,787)	(83,559)	(130,685)	(91,754)	(79,676)
Less net income (loss) attributable to non-controlling interest	170	(268)	240	(477)	(453)

Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(147,957)	$(83,291)	$(130,925)	$(91,277)	$(79,223)

Net loss per share available to common stockholders—basic and diluted (2)	$(1.33)	$(0.80)	$(1.32)	$(1.28)	$(7.67)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted (3)	111,356	104,410	98,919	72,831	11,343

(1)	In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020 in an underwritten public offering. In November and December 2012, we borrowed an aggregate principal amount of $40.0 million under a loan agreement with Hercules Technology Growth Capital, Inc., or Hercules. These loans with Hercules were repaid in full in December 2015. In December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022 through a private placement.
(2)	The numerator in the calculation of net loss per share available to common stockholders—basic and diluted for the years ended December 31, 2012 and 2011 includes unaccreted dividends on our convertible preferred stock. Upon closing of our initial public offering in April 2012, all outstanding shares of our convertible preferred stock were converted into 66.3 million shares of common stock.
(3)	In April 2012, we closed our initial public offering, which resulted in the sale of approximately 15.0 million shares of common stock and the conversion of all shares of outstanding convertible preferred stock into approximately 66.3 million shares of common stock. In July 2013, we closed an underwritten public offering of common stock, which resulted in the sale of approximately 5.8 million shares of common stock. In July 2015, we entered into an agreement to sell shares of our common stock through an “at the market offering” program. We concluded sales under this program in September 2015, having sold approximately 3.8 million shares of common stock.

	As of December 31,
(in thousands)	2015	2014	2013	2012 (1)	2011
Consolidated balance sheet data
Cash and cash equivalents	$185,606	$35,688	$65,086	$37,714	$50,454
Marketable securities	—	88,340	90,116	72,238	—
Total assets	234,880	158,506	192,233	148,949	85,299
Loans payable (2)	—	39,550	39,082	39,830	—
Capital lease obligations	—	—	—	—	48
Derivative liability	—	—	—	196	—
4.50% convertible notes (3)	88,495	80,452	72,409	—	—
11.50% senior secured notes (4)	169,160	—	—	—	—
Deferred revenues	101,334	94,957	75,475	80,464	85,745
Convertible preferred stock warrants	—	—	—	—	1,516
Total liabilities	418,569	260,577	235,361	155,369	106,990
Non-controlling interest	239	69	337	97	574
Convertible preferred stock	—	—	—	—	268,225
Total stockholders’ deficit	(183,928)	(102,140)	(43,465)	(6,517)	(290,490)

(1)	Upon closing of our initial public offering in April 2012, all outstanding shares of our convertible preferred stock were converted into 66.3 million shares of common stock, all outstanding warrants to purchase shares of convertible preferred stock were converted into warrants to purchase shares of common stock and approximately $4.3 million of cash dividends became payable to the holders of Series B convertible preferred stock.
(2)	In November and December 2012, we borrowed an aggregate principal amount of $40.0 million under a loan agreement with Hercules. These loans were repaid in full in December 2015.
(3)	In July 2013, we sold an aggregate of 5.8 million shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of convertible notes in concurrent underwritten public offerings, in which we received aggregate net proceeds of approximately $147.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. $51.9 million net of issuance costs of the aggregate principal amount of the convertible notes is considered a conversion feature and is included as a component of stockholders’ deficit.
(4)	In December 2015, we closed a private placement of $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022 and received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by us.

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

Overview

We are a biopharmaceutical company discovering, developing and commercializing innovative medicines consisting of novel therapeutics paired with diagnostics for the treatment of cancer. We were founded by a team of scientists from The Massachusetts Institute of Technology and Harvard University who sought to develop a systems biology-based approach to biomedical research. The core of our approach to systems biology is to apply multidisciplinary and multitechnology capabilities to build functional and predictive computational models of biological systems, such as cell signaling networks, that allow us to engineer treatments that are directed at the mechanisms of disease. We view cancer as a complex engineering challenge. Through systems biology, which brings together the fields of biology, computing and engineering, we aim to decrease uncertainty in drug development and clinical validation, and move discovery efforts beyond trial and error. Our mission is to employ these insights to provide patients, physicians and the healthcare system with the medicines, tools and information to deliver integrated healthcare solutions that improve both the quality of outcomes and the efficiency of care.

We have one marketed therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. Our most advanced program is our therapeutic MM-398, which we market in the United States under the brand name ONIVYDE. On October 22, 2015, the U.S. Food and Drug Administration, or FDA, and the Taiwan Food and Drug Administration, or TFDA, approved the use of ONIVYDE in combination with fluorouracil, or 5-FU, and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. In addition, the European Medicines Agency, or EMA, has accepted for review a Marketing Authorization Application, or MAA, filed by our collaboration partner Baxalta for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy.

In addition to ONIVYDE and our product candidates in clinical development, we have multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. We have tailored ONIVYDE and our other product candidates to target specific disease mechanisms that our research suggests are common across many solid tumor types. We believe that ONIVYDE and our other product candidates have the potential to address major unmet medical needs.

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our systems biology approach, conducting clinical trials for our product candidates, protecting our intellectual property, preparing for commercial launch of ONIVYDE and providing general and administrative support for these operations. We began to generate revenue from product sales for the first time in the fourth quarter of 2015 and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and secured debt financings. Through December 31, 2015, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock during our April 2012 initial public offering and July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of 4.50% convertible notes due 2020, or the convertible notes, in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of 11.50% senior secured notes due 2022, or the 2022 notes, and $434.6 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of a third-party pharmaceutical company, for which we have received $3.9 million in upfront fees and reimbursements as of December 31, 2015. As of December 31, 2015, we had unrestricted cash and cash equivalents and marketable securities of $185.6 million.

At our currently planned spending rates, we believe that our existing financial resources, together with anticipated net product revenues and net royalty payments from sales of ONIVYDE and the net milestone payments and reimbursements we expect to receive under our Baxalta collaboration, will be sufficient to fund our operations for at least the next twelve months.

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

On December 22, 2015, we closed a private placement of $175.0 million aggregate principal amount of 11.50% 2022 notes, and entered into an indenture with U.S. Bank National Association as trustee and collateral agent. As a result of the 2022 notes, we received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by us.

We have never been profitable and, as of December 31, 2015, we had an accumulated deficit of $802.2 million. Our net loss was $147.8 million for the year ended December 31, 2015, $83.6 million for the year ended December 31, 2014 and $130.7 million for the year ended December 31, 2013. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which have entered or we expect will be entering late stage clinical development. In addition, in connection with supporting commercial sales of ONIVYDE and with seeking and possibly obtaining regulatory approval of any of our other product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Baxalta

On September 23, 2014, we entered into a license and collaboration agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, which we refer to as the Baxalta agreement, for the development and commercialization of MM-398 outside of the United States and Taiwan, or the licensed territory. In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta agreement, we granted Baxalta an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize MM-398 in the licensed territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercializing ONIVYDE in the licensed territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and us is responsible for approving changes to the global development plan for ONIVYDE, including all budgets, and overseeing the parties’ development and commercialization activities with respect to ONIVYDE. Unless otherwise agreed, we will be responsible for conducting all clinical trials contemplated by the global development plan for ONIVYDE and manufacturing all clinical material needed for such trials.

Under the terms of the Baxalta agreement, we received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, we are eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which we have received $62.5 million from Baxalta through December 31, 2015, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which we have received $20.0 million from Baxalta as of December 31, 2015, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta agreement, we will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxalta all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the licensed territory.

We expect to enter into a commercial supply agreement with Baxalta pursuant to which we will supply ONIVYDE bulk drug substance to Baxalta and, at Baxalta’s option, may manage fill and finish activities to be conducted by a third-party contract manufacturer for Baxalta. Baxalta also has the option to manufacture ONIVYDE itself, in which case we will perform a technology transfer of our manufacturing process to Baxalta.

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

We have determined that the collaboration represents a services agreement and, as such, have estimated the level of effort expected to be completed as a result of providing the identified deliverables. We will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by June 30, 2020. We will periodically review and, if necessary, revise the estimated service period related to our collaboration with Baxalta.

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

During the second quarter of 2015, the EMA accepted for review an MAA filed by Baxalta for MM-398. As a result of this acceptance, we recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. In August 2015, we achieved a $15.0 million milestone related to the submission of the protocol for our Phase 2 clinical trial of MM-398 in front-line metastatic pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. In October 2015, we achieved an additional $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of MM-398 in front-line pancreatic cancer. This milestone is also a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. During the years ended December 31, 2015 and 2014, we recognized revenue based on the following components of the Baxalta agreement:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2015	2014
Proportional performance revenue recognition model	$64,930	$10,460
Substantive milestones	20,000	—

Total	$84,930	$10,460

As of December 31, 2015 and 2014, we maintained the following assets and liabilities related to the Baxalta agreement:

(in thousands)	December 31, 2015	December 31, 2014
Accounts receivable, billed	$1,336	$—
Accounts receivable, unbilled	626	1,615
Deferred revenue	97,365	91,156

Of the $97.4 million of deferred revenue related to the Baxalta agreement as of December 31, 2015, $50.1 million is classified as current in the consolidated balance sheets based upon our estimate of revenue that will be recognized under the proportional performance revenue recognition model as a result of effort expected to be completed within the next twelve months.

Sanofi

In September 2009, we entered into a license and collaboration agreement with Sanofi, which we refer to as the Sanofi agreement, for the development and commercialization of MM-121. In June 2014, we agreed with Sanofi to terminate the Sanofi agreement effective December 17, 2014. In connection with the agreement to terminate the Sanofi agreement, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to us in July 2014, and we waived Sanofi’s obligation to reimburse us for MM-121 development costs incurred after the effective termination date. As a result of the termination of the Sanofi agreement, we are not entitled to receive any additional fees, milestone payments or reimbursements from the collaboration.

We received total milestone payments of $25.0 million pursuant to the Sanofi agreement. Under the Sanofi agreement, Sanofi was responsible for all MM-121 development and manufacturing costs. Sanofi reimbursed us for internal time at a designated full-time equivalent rate per year and reimbursed us for direct costs and services related to the development and manufacturing of MM-121.

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

We recognized no revenue under the Sanofi agreement during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, we recognized revenue based on the following components of the Sanofi agreement:

	Years ended December 31,
(in thousands)	2014	2013
Upfront payment	$39,306	$5,000
Milestone payment	16,377	2,083
Development services	18,904	36,283
Manufacturing services and other	17,709	3,867

Total	$92,296	$47,233

We performed development services for which revenue was recognized under the Sanofi agreement in accordance with the specified budget period. During the year and specified budget periods ended December 31, 2013, we performed $10.1 million of development services in excess of recognized revenue. Of this amount, approximately $5.8 million was recognized as increased revenue in the year ended December 31, 2014 related to expenses incurred prior to December 31, 2013 upon receiving budget approval for these overruns.

As of December 31, 2015, we maintained no assets or liabilities related to the Sanofi agreement. As of December 31, 2014, we maintained the following assets and liabilities related to the Sanofi agreement:

(in thousands)	December 31, 2014
Accounts receivable, billed	$369
Accounts receivable, unbilled	1,282
Deferred revenues	—

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. The Actavis agreement was subsequently amended in January 2015 to transfer certain responsibilities from us to Actavis in exchange for reducing the aggregate milestone payments that we are eligible to receive by $0.4 million. Under the Actavis agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.1 million, of which $3.9 million has been received through December 31, 2015, and the remainder is expected to be received in development funding and development, regulatory and commercial milestone payments related to the initial product. We will also receive a double digit percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

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

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have recorded $4.0 million and $3.8 million of total billed and billable milestones and development expenses related to the Actavis agreement as deferred revenue as of December 31, 2015 and December 31, 2014, respectively. We expect to recognize this revenue over the ten year period that begins after Actavis’ first sale of applicable product under the Actavis agreement.

Silver Creek Pharmaceuticals, Inc.

In 2010, we established Silver Creek Pharmaceuticals, Inc., or Silver Creek, as a subsidiary. Silver Creek’s mission is to apply our systems biology approach to the research and development of regenerative medicines to repair the heart. On December 31, 2014 and December 31, 2013, $1.0 million and $2.6 million, respectively, of convertible notes and related accrued interest converted to shares of Series A preferred stock of Silver Creek. During the year ended December 31, 2015, Silver Creek issued and sold a total of 1.6 million shares of its Series B preferred stock at a price per share of $1.35 to investors and received net proceeds of $2.1 million, after deducting issuance costs. As of December 31, 2015 and 2014, we owned approximately 56% and 60%, respectively, of the outstanding preferred stock of Silver Creek. We concluded that Silver Creek is a variable interest entity and that we are the primary beneficiary. We have the ability to direct the activities of Silver Creek through our ownership percentage and through the board of directors seats controlled by us and our de facto agents, and therefore, we consolidate Silver Creek for financial reporting purposes.

In the future, we may consider forming additional businesses or business units to apply our systems biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases, as with Silver Creek, through the establishment of separately funded companies.

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

On September 22, 2014, we amended the PharmaEngine agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that we are required to pay to PharmaEngine. As a result of this amendment, we made a $7.0 million milestone payment to PharmaEngine. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment was paid in the second quarter of 2015. Prior to the amendment of the PharmaEngine agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense during the year ended December 31, 2014.

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $38.0 million in upfront license fees and milestone payments, including an $11.0 million milestone payment made in July 2015 in connection with the EMA’s acceptance for review of an MAA for MM-398, which occurred, and was recognized as research and development expense, in the second quarter of 2015. In addition to these amounts, we could also be required to pay PharmaEngine up to an additional $60.0 million in aggregate regulatory milestones, $38.5 million in sublicense fees and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of MM-398 in Europe and certain countries in Asia. The royalty rates under the PharmaEngine agreement range from high single digits up to the low teens as a percentage of our net sales of MM-398 in these territories. Under the PharmaEngine agreement, we are responsible for all future development costs of MM-398 except those required specifically for regulatory approval in Taiwan. During the years ended December 31, 2015, 2014 and 2013, we recognized research and development expenses of $11.4 million, $12.6 million and $1.5 million, respectively, related to the PharmaEngine agreement, which included $11.0 million of expenses related to milestone payments in 2015 and $12.0 million of expenses related to milestone payments in 2014. Our financial obligations under other license and development agreement are summarized below under “–Liquidity and Capital Resources–Contractual obligations and commitments.”

Financial Operations Overview

Revenues

The majority of our revenue to date has been derived from license fees, milestone payments and research, development, manufacturing and other payments received from collaborations, and, to a lesser extent, from grant payments received from the National Cancer Institute as well sales of ONIVYDE. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research, development and manufacturing payments from collaborations and royalties from the sales of products developed under licenses of our intellectual property.

Upon the FDA’s approval of ONIVYDE in the fourth quarter of 2015, we began commercially selling ONIVYDE within the United States. For the year ended December 31, 2015, we recognized net product revenues of $4.3 million. As described in further detail below, we estimate our net product revenues by deducting from our gross product revenues trade allowances, estimated rebates and chargeback discounts, estimated reserves for product returns and estimated costs of other incentives offered to patients. We expect such net product revenues to increase in 2016 as compared to 2015 as ONIVYDE continues to gain market penetration.

License and collaboration revenues in 2015 under the Baxalta agreement increased as compared to 2014, as we have performed a full year of services under the Baxalta agreement. As a result, we recognized additional revenue under our proportional performance revenue recognition model. An additional increase in 2015 revenue occurred as a result of achieving a $20.0 million substantive regulatory milestone in the second quarter of 2015 related to the EMA’s acceptance for review of an MAA for MM-398. There was not a one-time increase in revenue related to either the $15.0 million research and development milestone or the $47.5 million research and development milestone that were achieved under the Baxalta agreement in the third and fourth quarters of 2015, respectively. These milestones were considered non-substantive milestones and as such were included as part of our proportional performance revenue recognition model and revenue related to them will be recognized as effort is completed over the expected services period of the Baxalta collaboration. We expect that revenues recognized in 2016 under the Baxalta agreement will exceed revenues recognized in 2015, as we expect to achieve additional substantive regulatory milestones in 2016 that will result in one time increases to license and collaboration revenues.

We did not recognize any revenue related to the Sanofi agreement during the year ended December 31, 2015, nor do we anticipate recording any revenues related to the Sanofi agreement in the future, due to the termination of the Sanofi agreement effective December 17, 2014.

Cost of product revenues

Cost of product revenues consists of manufacturing costs of product sold, including shipping and handling costs, as well as costs associated with inventory reserves or write-downs. We began to capitalize costs associated with the production of ONIVYDE upon receipt of FDA approval on October 22, 2015. Costs incurred prior to receipt of marketing approval of ONIVYDE were expensed as research and development expense.

As we expensed manufacturing costs related to ONIVYDE prior to receiving FDA approval, we expect that our cost of product revenues as a percentage of net product revenues will increase in future periods as product manufactured prior to FDA approval is consumed. This cost benefit will vary in future periods based on when the components of the specific ONIVYDE lots sold were produced and this benefit is expected to continue to some extent for at least the next twelve months; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ONIVYDE sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. Additionally, we also expect that costs of revenues as a percentage of net product revenues will increase in the future as we begin to supply ONIVYDE to Baxalta and PharmaEngine to support their sales outside of the United States.

Research and development expenses

Research and development expenses consist of the costs associated with our research and discovery activities, including investment in our systems biology approach, conduct of preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

•	employee salaries and related expenses, which include stock-based compensation and benefits for the personnel involved in our drug discovery and development activities;

•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites;

•	manufacturing material expense for in-house manufacturing and third-party manufacturing organizations and consultants, including costs associated with manufacturing product prior to product approval;

•	license fees for and milestone payments related to in-licensed products and technologies; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We expect to maintain or increase our research and development expenses for the foreseeable future as we continue to develop our clinical stage product candidates and further advance our preclinical products and earlier stage research and development projects. However, we do not plan to invest in additional development of MM-111 at this time. Such future research and development expenses will include additional regulatory milestone payments that we are required to make under the PharmaEngine agreement.

We use our employee and infrastructure resources across multiple research and development programs. We track expenses related to our most advanced product candidates on a per project basis. Accordingly, we allocate internal employee-related and infrastructure costs, as well as third-party costs, to each of these programs. We do not allocate to particular development programs either stock-based compensation expense or expenses related to preclinical programs. Costs that are not directly attributable to specific clinical programs, such as wages related to shared laboratory services, travel and employee training and development, are not allocated and are considered general research and discovery expenses.

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
(in thousands)	2015	2014	2013
MM-398	$38,644	$31,792	$28,135
MM-302	17,595	13,982	7,906
MM-121	17,829	10,707	45,144
MM-141	12,236	14,611	6,758
MM-151	5,329	9,038	6,909
MM-111	5,097	14,437	16,251
Preclinical, general research and discovery	55,982	37,045	30,082
Stock-based compensation	8,276	6,883	5,954

Total research and development expense	$160,988	$138,495	$147,139

The development, regulatory and clinical expenses related to the Actavis agreement are included within our preclinical, general research and discovery expenses for the years ended December 31, 2015, 2014 and 2013.

The successful development of our clinical and preclinical product candidates is highly uncertain. At this time, other than as discussed below, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our preclinical or clinical product candidates or the period, if any, in which material net cash flows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

ONIVYDE (MM-398)

We have received FDA and TFDA approvals of ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy. In October 2015, we enrolled the first patient in a Phase 2 clinical trial of MM-398 in front-line metastatic pancreatic cancer. This trial is designed to assess the safety and efficacy of the combination of MM-398 plus 5-FU and leucovorin, with or without the addition of oxaliplatin, versus nab-paclitaxel and gemcitabine in patients with previously untreated, metastatic pancreatic adenocarcinoma. We are also collaborating with several investigators to conduct additional trials of MM-398, including in a Phase 1 clinical trial utilizing a high concentration formulation of MM-398 in patients with glioma and a Phase 1 clinical trial in pediatric solid tumors.

As described above, we have paid PharmaEngine upfront license fees and milestone payments under the PharmaEngine agreement. We have recorded research and development expenses related to these upfront license fees and milestone payments to PharmaEngine of $11.0 million and $12.0 million during the years ended December 31, 2015 and 2014, respectively. There were no research and development expenses related to upfront license fees or milestone payments to PharmaEngine during the year ended December 31, 2013.

MM-302

In August 2014, we initiated a global, open-label, randomized Phase 2 clinical trial of MM-302 in combination with trastuzumab (Herceptin®) in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer. Prior to initiating the Phase 2 clinical trial of MM-302, we conducted a Phase 1 clinical trial of MM-302 in patients with advanced ErbB2 (HER2) positive breast cancer. We reported final results from this trial in April 2015.

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

In February 2015, we initiated a global, open-label, biomarker-selected, randomized Phase 2 clinical trial of MM-121 in combination with docetaxel or pemetrexed versus docetaxel or pemetrexed alone in patients with heregulin positive, locally advanced or metastatic non-small cell lung cancer. In December 2015, we announced an amendment to the trial, including a change in primary endpoint from PFS to overall survival.

MM-141

In May 2015, we initiated a randomized, double-blinded, placebo-controlled Phase 2 clinical trial of MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone in patients with newly diagnosed metastatic pancreatic cancer who have high serum levels of free IGF-1. Our Phase 2 clinical trial of MM-141 was informed by a multi-arm Phase 1 clinical trial evaluating the safety and tolerability of MM-141 as a monotherapy and in combination with everolimus or with nab-paclitaxel and gemcitabine in patients with advanced solid tumors.

MM-151

We have completed a Phase 1 clinical trial of MM-151 as a monotherapy and in combination with irinotecan in patients with solid tumors.

MM-111

We have concluded our Phase 2 clinical trial of MM-111 in gastric, esophageal and gastroesophageal cancers. In February 2015, we stopped enrolling patients in this clinical trial prior to full enrollment based on a recommendation from the Data Safety Monitoring Board for the clinical trial, which cited shorter progression free survival on the treatment arm relative to the control arm in the overall patient population. We do not plan to invest in additional development of MM-111 at this time.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our commercial, legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other selling, general and administrative expenses include costs to support commercial sales, employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, and accounting and information technology services. We expect that selling, general and administrative expenses will increase in 2016 as we incur a full year of expenses related to commercial activities. We expect to maintain or increase selling, general and administrative expense in future periods as a result of increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses and costs incurred to develop and commercialize our clinical products.

Interest expense

Interest expense consists primarily of cash and non-cash interest recorded on our loans payable that were repaid in full during December 2015, our convertible notes and our 2022 notes. We expect that 2016 interest expense will increase as compared to 2015 primarily due to interest expense related to our 2022 notes issued in December 2015, offset by a decrease in interest expense related to our loans payable that were repaid in full during December 2015.

Other income

Other income consists primarily of the recognition of tax incentives and other income or expense-related items.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, including the estimated percentage of billable expenses in any particular budget period, periods of meaningful use of licensed products, estimated service periods and services to be completed under a collaboration, estimates used in accounting for revenue separability and recognition, estimates of discounts and allowances related to commercial sales of ONIVYDE, estimates utilized in the valuation of inventory, useful lives with respect to long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, intangible assets, goodwill, in-process research and development, tax valuation reserves and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.

Product revenues, net

We sell ONIVYDE to a limited number of specialty pharmaceutical distributors, or distributors, in the United States. Our distributors subsequently resell the products to healthcare providers. We recognize revenue on product sales when title and risk of loss have passed to the distributor, which is typically upon delivery. Product revenues are recorded net of applicable reserves for discounts and allowances.

In order to conclude that the price is fixed or determinable, we must be able to reasonably estimate our net product revenues upon delivery to our distributors. As such, we estimate our net product revenues by deducting from our gross product revenues trade allowances, estimated contractual discounts, estimated Medicaid rebates, estimated reserves for product returns and estimated costs of other incentives offered to patients.

These discounts and allowances are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted distributor buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we will adjust these estimates, which could have an effect on earnings in the period of adjustment.

Product revenue reserves and allowances that reduce gross revenue are categorized as follows:

Trade Allowances: We pay fees to our distributors for providing certain data to us as well as for maintaining contractual inventory and service levels. These trade allowances are recorded as a reduction to accounts receivable on the consolidated balance sheet at the time revenue is recognized.

Rebates and Chargeback Discounts: We are subject to discount obligations under state Medicaid programs and the Public Health Service 340B Drug Pricing Program, contracts with Federal government entities purchasing via the Federal Supply Schedule and various private organizations, such as group purchasing organizations (which we collectively refer to as third-party payors). We estimate the rebates and chargeback discounts we will provide to third-party payors, based upon our expected payor mix, and deduct these estimated amounts from our gross product revenues at the time revenue is recognized. Chargeback discounts are processed when the third-party payor purchases the product at a discount from the distributor, who then in turn charges back to us the difference between the price initially paid by the distributor and the discounted price paid by the third-party payor. These chargeback discounts are recorded as a reduction to accounts receivable on the consolidated balance sheet at the time revenue is recognized. Rebates that are invoiced directly to us are recorded as accrued liabilities on the consolidated balance sheet at the time revenue is recognized.

Product Returns: An allowance for product returns is established for returns expected to be made by distributors and is recorded at the time revenue is recognized, resulting in a reduction to product sales. In accordance with contractual terms, distributors have the right to return unopened and undamaged product that is within a permissible number of months before and after the product’s expiration date, subject to contractual limitations. We have the ability to monitor inventory levels and the shelf life of product at distributors and can contractually control the amount of inventory that is sold to distributors. Based on inventory levels held by distributors and the structure of our distribution model, we have concluded that we have the ability to reasonably estimate product returns at the time revenue is recognized. Our estimated rate of return is based on historical rates of return for comparable oncology products.

Other Incentives: We offer co-pay mitigation support to commercially insured patients. Our co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for a product’s purchase price to a specified dollar amount. Based upon the terms of the our co-pay mitigation program, we estimate average co-pay mitigation amounts in order to establish a reserve for co-pay mitigation claims and deduct these estimated amounts from our gross product revenues at the later of the date that (i) the revenues are recognized or (ii) the incentive is offered. Claims under our co-pay mitigation program are subject to expiration.

License and collaboration revenues

We enter into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic and diagnostic products. The terms of these agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties or profit-sharing on any product sales derived from collaborations. These multiple-element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting.

The revenue recognition guidance related to multiple-element arrangements requires entities to separate and allocate consideration in a multiple-element arrangement according to the relative selling price of each deliverable. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

We entered into the Baxalta agreement in September 2014, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. We determined that the obligations under this agreement represent a single unit of accounting and that the agreement represents a services agreement. As a result, we have estimated the level of effort expected to be completed and the consideration expected to be received from Baxalta as a result of providing the identified deliverables and will recognize revenue related to the agreement based on proportional performance as effort is completed over the expected services period.

We entered into the Actavis agreement in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. We determined that the obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have deferred total billed and billable milestones and development expenses related to this agreement. All milestone payments received and development expenses reimbursed until the period of commercialization will be deferred, and upon commercialization will be recognized over the delivery period of the bulk drug product to Actavis.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we determine the period over which the performance obligations would be performed and revenue would be recognized. If we cannot reasonably estimate the timing and the level of effort to complete our performance obligations under the arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period we expect to complete our performance obligations.

Our collaboration agreements may include additional payments upon the achievement of performance-based milestones. As milestones are achieved, a portion of the milestone payment, equal to the percentage of the total time that we have performed the performance obligations to date divided by the total estimated time to complete the performance obligations, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period. Milestones that are tied to regulatory approvals are not considered probable of being achieved until such approval is received. Milestones tied to counterparty performance are not included in our revenue model until the performance conditions are met.

Royalty revenue will be recognized upon the sale of the related products provided we have no remaining performance obligations under the arrangement.

Inventory

We value our inventories at the lower of cost or net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and we write down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenues.

We capitalize inventory costs associated with our products after regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired prior to receipt of marketing approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign.

Shipping and handling costs for product shipments are recorded as incurred in cost of product revenues along with costs associated with manufacturing the product and any inventory reserves or write-downs.

Goodwill and intangible assets

Goodwill and indefinite-lived intangible assets, including in-process research and development, or IPR&D, are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present. No impairment of goodwill resulted from our most recent evaluation, which occurred in the third quarter of 2015. Our next annual impairment evaluation will be made in the third quarter of 2016 unless indicators arise that would require us to evaluate at an earlier date.

When performing an evaluation of goodwill impairment, we have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative two-step impairment test. If we elect this option and find, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, further testing is not required. This requires us to assess the impact of significant events, milestones and changes to expectations and activities that may have occurred since the last impairment evaluation. Significant changes to these estimates, judgments and assumptions could materially change the outcome of the impairment assessment. Alternatively, we may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. If such an election occurs, in the first step, the fair value of our reporting unit is compared to the carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, we would record an impairment loss equal to the difference. We operate in one operating segment, which is considered the only reporting unit.

Our evaluation of IPR&D impairment in the third quarter of 2015 included a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets was necessary. It was determined that it was not more likely than not that an impairment existed as of the third quarter of 2015 and, therefore, quantitative impairment evaluations were not performed.

We commence amortization of indefinite-lived intangible assets, such as IPR&D, once the associated research and development efforts have been completed and amortize the assets over their estimated future lives. Definite-lived intangible assets, such as core technology and product-related intangibles, are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable. Definite-lived intangible assets are separate from goodwill and indefinite-lived intangible assets and are deemed to have a definite life. We amortize these assets over their estimated useful lives. We have not recorded any impairment charges related to definite-lived intangible assets during the years ended December 31, 2015, 2014 or 2013.

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

Stock-based compensation

We account for stock-based compensation by measuring and recognizing compensation expense for all stock-based awards made to employees, including stock options, based on the estimated grant date fair values. For employees, we use the straight-line method to allocate compensation expense to reporting periods over each optionee’s requisite service period, which is generally the vesting period. For non-employees, we record awards at fair value, remeasure awards to reflect the current fair value at each reporting period and recognize expense over the related service period. When applicable, we account for these equity instruments based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Results of Operations

Comparison of the years ended December 31, 2015 and 2014

	Years ended December 31,
(in thousands)	2015	2014
Product revenues, net	$4,328	$—
License and collaboration revenues	84,930	102,756
Cost of product revenues	(46)	—
Research and development expenses	(160,988)	(138,495)
Selling, general and administrative expenses	(57,795)	(30,517)

Loss from operations	(129,571)	(66,256)
Interest income	99	114
Interest expense	(19,232)	(18,230)
Other income, net	917	813

Net loss	$(147,787)	$(83,559)

Product revenues, net

We commenced product sales of ONIVYDE in the fourth quarter of 2015 subsequent to approval by the FDA. For the year ended December 31, 2015, we recognized net product revenues of $4.3 million. No net product revenues were recognized during 2014.

License and collaboration revenues

License and collaboration revenues were $84.9 million for 2015 compared to $102.8 million for 2014, a decrease of $17.8 million, or 17%. The decrease was primarily attributable to the reassessment of the development period of our collaboration with Sanofi during 2014 based on the decision to terminate the arrangement effective December 17, 2014. As a result, no revenues related to our collaboration with Sanofi were recognized during 2015. We recognized $92.3 million of license and collaboration revenues under our collaboration with Sanofi during 2014. License and collaboration revenues recognized during 2015 were exclusively related to our collaboration with Baxalta and were comprised of a $20.0 million substantive milestone recognized and $64.9 million of revenue recognized under our proportional performance revenue recognition model. We recognized $10.5 million of license and collaboration revenues under our collaboration with Baxalta during 2014.

Cost of product revenues

We recognized less than $0.1 million of cost of product revenues during 2015. We began recognizing cost of product revenues for the first time in the fourth quarter of 2015 subsequent to the approval of ONIVYDE by the FDA. No cost of product revenues was recognized prior to 2015.

Research and development expenses

Research and development expenses were $161.0 million for 2015, compared to $138.5 million for 2014, an increase of $22.5 million, or 16%. This increase was primarily attributable to:

•	$18.9 million of increased expenses related to preclinical studies, general research and discovery primarily due to an increased number of preclinical programs in our pipeline, increased headcount and increased size and frequency of manufacturing runs;

•	$7.1 million of increased MM-121 expenses primarily due to manufacturing costs incurred related to the initiation of our Phase 2 clinical trial in metastatic non-small cell lung cancer;

•	$6.9 million of increased MM-398 expenses primarily due to $3.3 million of additional manufacturing costs incurred in anticipation of ONIVYDE commercial sales and preparation for our Phase 2 clinical trial in front-line metastatic pancreatic cancer;

•	$3.6 million of increased MM-302 expenses as a result of the initiation of our Phase 2 clinical trial of MM-302 in breast cancer in August 2014; and

•	$1.4 million of increased stock-based compensation expenses primarily due to the annual grant of stock options to employees as well as increased employee headcount.

These increases were partially offset by:

•	$9.3 million of decreased MM-111 expenses primarily due to the conclusion of the MM-111 clinical trial;

•	$3.7 million of decreased MM-151 expenses primarily due to the timing of costs associated with our Phase 1 clinical trial, diagnostic efforts and a manufacturing campaign; and

•	$2.4 million of decreased MM-141 expenses primarily due to the completion of our Phase 1 trial and timing of costs associated with our ongoing Phase 2 clinical trial which was initiated in May 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses were $57.8 million for 2015, compared to $30.5 million for 2014, an increase of $27.3 million, or 89%. This increase was primarily attributable to $21.3 million of increased expenses to support commercial sales of ONIVYDE as well as increased labor and labor-related expenses required to support our overall growth.

Interest expense

Interest expense for was $19.2 million for 2015, compared to $18.2 million for 2014. This increase was primarily attributable to interest expense related to our 2022 notes that were issued in December 2015.

Other income, net

Other income, net was $0.9 million and $0.8 million for 2015 and 2014, respectively, which was primarily related to the amortization of Massachusetts Life Sciences Center, or MLSC, tax incentives.

Comparison of the years ended December 31, 2014 and 2013

	Years ended December 31,
(in thousands)	2014	2013
License and collaboration revenues	$102,756	$47,786
Research and development expenses	(138,495)	(147,139)
Selling, general and administrative expenses	(30,517)	(21,187)

Loss from operations	(66,256)	(120,540)
Interest income	114	166
Interest expense	(18,230)	(10,938)
Other income, net	813	627

Net loss	$(83,559)	$(130,685)

License and collaboration revenues

License and collaboration revenues were $102.8 million for 2014, compared to $47.8 million for 2013, an increase of $55.0 million, or 115%. The increase was primarily attributable to the reassessment of the development period of our collaboration with Sanofi based on the decision to terminate the arrangement effective December 17, 2014. Additionally, revenues increased as a result of the recognition of $10.5 million of revenue related to our collaboration with Baxalta.

Research and development expenses

Research and development expenses were $138.5 million for 2014, compared to $147.1 million for 2013, a decrease of $8.6 million, or 6%. This decrease was primarily attributable to $34.4 million of decreased MM-121 spending primarily due to costs associated with analyzing and concluding ongoing and completed clinical trials. Additionally, there were $1.8 million of decreased MM-111 expenses associated with ongoing efforts related to our Phase 2 clinical trial. These decreases were partially offset by:

•	$7.9 million of increased MM-141 expenses primarily due to costs associated with a manufacturing campaign as well as ongoing clinical trials and diagnostic efforts;

•	$7.0 million of increased spending on preclinical, general research and discovery primarily due to an increased number of preclinical programs in our pipeline and increased costs associated with each preclinical program as these programs approach clinical development;

•	$6.1 million of increased MM-302 expenses primarily due to costs associated with our ongoing clinical trials as well as the timing of manufacturing campaigns;

•	$3.7 million of increased MM-398 expenses primarily due to $12.0 million of non-recurring milestone payment obligations incurred as a result of the amendment of the PharmaEngine agreement, partially offset by decreased costs associated with analyzing and concluding ongoing and completed clinical trials in metastatic pancreatic cancer;

•	$2.1 million of increased MM-151 expenses associated with a manufacturing campaign as well as ongoing clinical trials and diagnostic efforts; and

•	$0.9 million of increased stock-based compensation expense due the annual grant of stock options to employees;

Selling, general and administrative expenses

Selling, general and administrative expenses were $30.5 million for 2014, compared to $21.2 million for 2013, an increase of $9.3 million, or 44%. This increase was primarily attributable to increases in labor and labor-related costs, efforts to prepare for potential commercialization of our product candidates and increased facility-related costs.

Interest expense Interest expense was $18.2 million for 2014, compared to $10.9 million for 2013. This increase was primarily attributable to a full year of interest expense being recorded related to the convertible notes issued in July 2013.

Other income, net

Other income, net was $0.8 million and $0.6 million for 2014 and 2013, respectively, which was primarily related to the amortization of MLSC tax incentives.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and secured debt financings. Through December 31, 2015, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes and $434.6 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $3.9 million in upfront fees and reimbursements as of December 31, 2015. As of December 31, 2015, we had unrestricted cash and cash equivalents and marketable securities of $185.6 million.

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

On November 8, 2012, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. The Loan Agreement provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of $15.0 million, which closed on December 14, 2012 and resulted in aggregate net proceeds of $39.6 million. During the fourth quarter of 2015, we repaid the loans in full in conjunction with the issuance of the 2022 notes. We also paid an additional fee of $1.2 million that was due upon full repayment of the loans, as well as interest accrued through the repayment date.

On July 17, 2013, we sold an aggregate of 5,750,000 shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of 4.50% convertible notes in concurrent underwritten public offerings. As a result of the concurrent common stock offering and convertible notes offering, we received aggregate net proceeds of approximately $147.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

On July 13, 2015, we entered into a sales agreement with Cowen to sell, from time to time, shares of our common stock having an aggregate sales price of up to $40.0 million through the ATM offering under which Cowen acted as sales agent. We concluded sales under the ATM offering in September 2015, having sold approximately 3.8 million shares of common stock and generating approximately $38.6 million in net proceeds, after deducting commissions and offering expenses.

On December 22, 2015, we closed a private placement of $175.0 million aggregate principal amount of 11.50% 2022 notes. As a result of the 2022 notes, we received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by us.

As of December 31, 2015, within our unrestricted cash and cash equivalents, $0.7 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek, which is consolidated for financial reporting purposes. This $0.7 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2015, 2014 and 2013.

	Years ended December 31,
(in thousands)	2015	2014	2013
Cash (used in) operating activities	$(105,356)	$(34,808)	$(95,175)
Cash provided by (used in) investing activities	75,110	(6,011)	(27,739)
Cash provided by financing activities	180,164	11,421	150,286

Net increase (decrease) in cash and cash equivalents	$149,918	$(29,398)	$27,372

Operating activities

Cash used in operating activities of $95.2 million during the year ended December 31, 2013 was primarily a result of our $130.7 million net loss, partially offset by non-cash items of $18.4 million, including $10.7 million of stock-based compensation expense, and changes in operating assets and liabilities of $17.1 million. Cash used in operating activities of $34.8 million during the year ended December 31, 2014 was primarily a result of our $83.6 million net loss, partially offset by non-cash items of $24.9 million, including $13.2 million of stock-based compensation expense, and changes in operating assets and liabilities of $23.9 million. Cash used in operating activities of $105.4 million during the year ended December 31, 2015 was primarily a result of our $147.8 million net loss, partially offset by non-cash items of $27.9 million, including $15.4 million of stock-based compensation expense, and changes in operating assets and liabilities of $14.6 million.

Investing activities

Cash used in investing activities of $27.7 million for the year ended December 31, 2013 was primarily due to purchases of marketable securities net of proceeds from sales and maturities of $17.8 million, as well as $9.9 million of property and equipment purchases. Cash used in investing activities of $6.0 million for the year ended December 31, 2014 was primarily due to $6.0 million of property and equipment purchases. Cash provided by investing activities of $75.1 million for the year ended December 31, 2015 was primarily a result of proceeds from sales and maturities of marketable securities of $87.9 million, offset by $12.8 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $150.3 million for the year ended December 31, 2013 was primarily a result of $26.7 million of net proceeds from our follow-on underwritten offering of common stock in July 2013, $120.6 million of net proceeds from our underwritten convertible senior notes offering in July 2013, $2.0 million of proceeds from the exercise of common stock options and $0.9 million of net proceeds from the convertible notes offered by Silver Creek. Cash provided by financing activities of $11.4 million for the year ended December 31, 2014 was primarily a result of $10.4 million of proceeds from the exercise of common stock options and warrants and $1.0 million of net proceeds from the convertible notes offered by Silver Creek. Cash provided by financing activities of $180.2 million for the year ended December 31, 2015 was primarily a result of $38.6 million of net proceeds from our ATM offering, $10.1 million of proceeds from the exercise of common stock options and warrants, $169.4 million in net proceeds from the issuance of our 2022 notes, after considering the accounting treatment of $0.9 million of issuance costs that were allocated to the associated debt modification, and $2.1 million in net proceeds from Series B preferred stock by Silver Creek. These cash proceeds were offset by the repayment of our $40.0 million in loans payable under the Loan Agreement with Hercules.

Funding requirements

We have not yet generated significant cash flows from the commercial sale of ONIVYDE. We expect to continue to incur significant expenses and operating losses for at least the next several years. We anticipate that we will continue to incur significant expenses as we:

•	initiate or continue clinical trials of our most advanced product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	continue to support our sales, marketing and distribution infrastructure and scale up manufacturing capabilities to meet commercial demand for ONIVYDE and other products for which we may seek regulatory approval; and

•	continue to provide the operational, financial and management information systems and personnel to support our product development and continued commercialization.

At our currently planned spending rates, we believe that our existing financial resources, together with anticipated net product revenues and net royalty payments from sales of ONIVYDE and the net milestone payments and reimbursements we expect to receive under our Baxalta collaboration, will be sufficient to fund our operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the amount of net product revenues realized from ONIVYDE commercial sales;

•	the amount of royalty and profit sharing revenue from our collaboration partners;

•	the progress and results of the clinical trials of our most advanced product candidates;

•	the success of our collaborations with Baxalta and PharmaEngine related to MM-398 and any future collaborations with other parties that we may enter into;

•	the timing and amount of anticipated milestone payments and cost sharing reimbursements related to MM-398 that we may receive from Baxalta;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of our current and future product candidates;

•	the costs of commercial activities, including product sales, marketing, manufacturing and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies; and

•	our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates outside the United States and Europe.

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

Borrowings

11.50% Senior Secured Notes Due 2022

On December 22, 2015, we closed a private placement of $175.0 million aggregate principal amount of 2022 notes and entered into an indenture, or the U.S. Bank indenture, with U.S. Bank National Association as trustee and collateral agent, or the 2022 note trustee. As a result of this placement, we received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by us. The private placement and offering expenses included $0.9 million of transaction costs that were expensed in accordance with the debt modification guidance per Accounting Standards Codification, or ASC, 480. The 2022 notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. We will pay semi-annual installments of principal on the 2022 notes of $21,875,000 each, subject to adjustment as provided in the 2022 notes, on June 15 and December 15 of each year, beginning on June 15, 2019. The 2022 notes will mature on December 15, 2022, unless earlier redeemed or repurchased in accordance with their terms prior to such date.

We may redeem the 2022 notes at our option, in whole or in part from time to time at a price equal to the principal amount plus accrued interest and a specified make-whole premium. If we experience certain change of control events as defined in the U.S. Bank indenture, the holders of the 2022 notes will have the right to require us to purchase all or a portion of the 2022 notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. In addition, upon certain asset sale events as defined in the U.S. Bank indenture, we may be required to offer to use the net proceeds thereof to purchase all or a portion of the 2022 notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The 2022 notes are senior secured obligations of ours and are equal in right of payment to all existing and future pari passu indebtedness of ours (including our outstanding convertible notes), will be senior in right of payment to all existing and future subordinated indebtedness of ours, will have the benefit of a security interest in the 2022 notes collateral and will be junior in lien priority in respect of any asset-based lending collateral that secures any first priority lien obligations from time to time. The 2022 notes contain customary covenants, including covenants that limit or restrict our ability to incur liens; incur indebtedness; pay dividends, repurchase shares and make certain other restricted payments; prepay, redeem or repurchase subordinated debt; and sell, lease or transfer certain property and assets, but do not contain covenants related to future financial performance. The 2022 notes are secured by a first priority lien on substantially all of our assets.

The 2022 notes contain customary events of default. Upon certain events of default occurring, the 2022 notes trustee may declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2022 notes to be due and payable. In the case of certain events of bankruptcy, insolvency or reorganization involving us or a restricted subsidiary, 100% of the principal of, and accrued and unpaid interest, if any, on, the 2022 notes will automatically become due and payable.

4.50% Convertible Notes Due 2020

In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes. We issued the convertible notes under a base indenture between us and Wells Fargo Bank, National Association, as trustee, as supplemented by a supplemental indenture between us and the trustee. As a result of the convertible notes offering, we received net proceeds of approximately $120.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

The convertible notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2014. The convertible notes are general unsecured senior obligations of ours and rank (i) pari passu in seniority with respect to the 2022 notes, (ii) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the convertible notes, (iii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated, (iv) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and (v) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The convertible notes will mature on July 15, 2020, or the maturity date, unless earlier repurchased by us or converted at the option of holders. Holders may convert their convertible notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2020 only under the following circumstances:

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

During the fourth quarter of 2015, the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2015 was greater than 130% of the conversion price for the convertible notes on each applicable trading day. As a result, holders may convert their convertible notes, at their option, at any time from January 1, 2016 through March 31, 2016.

On or after April 15, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert their convertible notes at any time, regardless of the foregoing circumstances. Following the repayment and satisfaction in full of our obligations to Hercules under the Loan Agreement, which occurred in December 2015, upon any conversion of the convertible notes, the convertible notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock.

The initial conversion rate of the convertible notes is 160 shares of our common stock per $1,000 principal amount of convertible notes, which is equivalent to an initial conversion price of $6.25 per share of common stock. The initial conversion price represents a premium of 25% over the public offering price per share of $5.00 in our concurrent underwritten public offering of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its convertible notes in connection with such a corporate event in certain circumstances.

Upon the occurrence of a fundamental change (as defined in the indenture) involving us, holders of the convertible notes may require us to repurchase all or a portion of their convertible notes for cash at a price equal to 100% of the principal amount of the convertible notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The indenture contains customary terms and covenants and events of default with respect to the convertible notes. If an event of default (as defined in the indenture) occurs and is continuing, the trustee by written notice to us, or the holders of at least 25% in aggregate principal amount of the convertible notes then outstanding by written notice to us and the trustee, may, and the trustee at the request of such holders will, declare 100% of the principal of and accrued and unpaid interest on the convertible notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving us or a significant subsidiary (as set forth in the indenture), 100% of the principal of and accrued and unpaid interest on the convertible notes will automatically become due and payable.

Loan Agreement

In November 2012, we entered into the Loan Agreement with Hercules pursuant to which we received loans in the aggregate principal amount of $40.0 million. As permitted under the Loan Agreement, we had previously extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, we entered into an amendment to the Loan Agreement whereby the period during which we make interest-only payments was extended until October 1, 2014. On November 6, 2014, we entered into a further amendment to the Loan Agreement, whereby the period during which we make interest-only payments was extended until February 1,

2015. On February 25, 2015, we entered into a fourth amendment to the Loan Agreement pursuant to which the maturity date and the period during which we make interest-only payments on our current loans in the aggregate principal amount of $40.0 million was extended. As a result of this amendment, we were required to repay the outstanding aggregate principal balance of the loan beginning on June 1, 2016 and continuing through November 1, 2018. As a result of the FDA’s approval of our NDA for ONIVYDE, which occurred on October 22, 2015, we elected to extend the interest-only period by an additional six months so that we would repay the outstanding aggregate principal balance of the loans beginning on December 1, 2016 and continuing through November 1, 2018. In addition, as a result of the FDA’s approval of our NDA for MM-398, we could elect to draw, at any time until August 1, 2016, an additional term loan advance of up to $15.0 million. Principal and interest payments on the additional term loan advance would be made in the same manner as our current term loan in the aggregate principal amount of $40.0 million. We did not borrow against the additional term loan advance. Upon the earlier of full repayment of the loans or November 1, 2016, we were required to pay Hercules a fee of $1.2 million.

In connection with the Loan Agreement, we granted Hercules a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property. The Loan Agreement also contained certain representations, warranties and non-financial covenants.

During the fourth quarter of 2015, we repaid the loans in full in conjunction with the issuance of the 2022 notes. The total repayment amount included the $40.0 million in outstanding principal, the $1.2 million fee discussed above and interest accrued up through the repayment date.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
2022 notes (1)	$280,265	$19,734	$40,250	$120,203	$100,078
Convertible notes (1)	153,125	5,625	11,250	136,250	—
Operating lease obligations	27,032	7,543	15,536	3,953	—
Antibody and technology licensing costs (2)	1,680	336	672	672	—

Total contractual cash obligations	$462,102	$33,238	$67,708	$261,078	$100,078

(1)	Payments are inclusive of interest and principal payments.
(2)	Antibody and technology licensing costs include annual license maintenance fee and annual minimum royalty payments. We have not included annual license maintenance fees or annual minimum royalty payments after December 31, 2020, as we cannot estimate if they will occur.

Expenditures to contract research organizations represent a significant cost in clinical development. However, our contracts with these research organizations are cancellable at our option upon short notice and do not have cancellation penalties. Therefore, payments to contract research organizations have not been included in the above table.

In January 2013, the MLSC awarded us an additional $0.5 million of tax incentives under its Life Science Tax Incentive Program, which allows us to monetize approximately $0.4 million of state research and development tax credits. We received this payment in the fourth quarter of 2013. In exchange for these incentives, we pledged to hire an incremental 20 employees and to maintain the additional headcount through at least December 31, 2017. Failure to do so could result in us being required to repay some or all of these incentives. This contingent obligation has not been included in the above table as we cannot estimate if or when it will become payable.

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

In March 2015, the MLSC awarded us an additional $1.4 million of tax incentives under its Life Science Tax Incentive Program, which allows us to monetize approximately $1.2 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 75 employees and to maintain the additional headcount through at least December 31, 2019. We achieved this pledge in the third quarter of 2015 and recognized income related to this award; however, failure to maintain this commitment could result in us being required to repay some or all of these incentives. This contingent obligation has not been included in the above table as we cannot estimate if or when it will become payable.

Other than the specific payments noted in the table and as described above, milestone and royalty payments associated with antibody licensing, manufacturing technology licensing costs and other in-licensed collaboration payments have not been included in the above table as management cannot reasonably estimate if or when they will occur. These arrangements include the following:

•	Under a collaboration agreement with Dyax Corp. related to antibody identification and evaluation, we may be required to make aggregate development and regulatory milestone payments of up to $16.2 million for therapeutic products and aggregate regulatory milestone payments of up $1.0 million for diagnostic products directed to selected targets associated with MM-121 and MM-141. We also are required to pay mid single digit royalties on net sales of licensed products.

•	Under license agreements with The Regents of the University of California, we may be required to make aggregate development and regulatory milestone payments of up to $0.7 million associated with MM-302 and pay royalties in the low single digits on net sales of licensed products.

•	Under an agreement with Adimab LLC, we may be required to make aggregate development and regulatory milestone payments of up to $52.5 million related to therapeutic antibody licensing costs associated with MM-151 and pay mid single digit royalties on net sales of licensed products.

As of December 31, 2015, there here have been no other material changes to our contractual obligations and commitments outside the ordinary course of business.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Tax Loss Carryforwards

At December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $509.8 million and $356.9 million, respectively. Included in the federal and state net operating loss carryforwards is approximately $36.5 million and $24.7 million, respectively, of deduction related to the exercise of stock options. This amount represents an excess tax benefit, which will be realized when it results in reduction of cash taxes in accordance with ASC 718. This excess tax benefit will be directly credited to additional paid-in capital when it is realized. Our existing federal and state net operating loss carryforwards will expire in years through 2035. We also have available research and development credits for federal and state income tax purposes of approximately $23.7 million and $9.6 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2026, respectively. As of December 31, 2015, we also have available investment tax credits for state income tax purposes of $0.8 million, which will expire in years through 2018 if not used. In addition we have federal orphan drug credits of $62.7 million that begin to expire in 2031. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred revenue and capitalized research and development expenses. Under the applicable accounting standards, we have considered our history of losses and concluded that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets. Accordingly, we have established a full valuation allowance against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. We have not currently completed an evaluation of ownership changes through December 31, 2015 to assess whether utilization of our net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, and early adoption is permitted. We do not anticipate a material impact to our consolidated financial statements as a result of this change.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods, and early adoption is permitted. Accordingly, we elected to early adopt ASU 2015-03 for the year ended December 31, 2015. As a result, less than $0.1 million of short-term debt issuance costs have been reclassified from “Prepaid expenses and other current assets” to “Long-term debt, current portion” and approximately $0.1 million of long-term debt issuance costs have been reclassified from “Other assets” to “Long-term debt, net of current portion” on our consolidated balance sheet as of December 31, 2014. This early adoption had no impact on our consolidated statements of operations and comprehensive loss for any period presented.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” to simplify the subsequent measurement of inventory. Entities are now required to subsequently measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, and early adoption is permitted. Accordingly, we elected to early adopt ASU 2015-11 for the year ended December 31, 2015. There was no impact to our consolidated financial statements as a result of this change.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This update is effective for annual reporting periods beginning after December 31, 2016, including interim periods within those annual periods, and early adoption is permitted. Accordingly, we elected to early adopt ASU 2015-17 for the year ended December 31, 2015. There was no impact to our consolidated financial statements as a result of this change.

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

We do not currently have any auction rate or mortgage-backed securities. We do not believe our cash, cash equivalents and marketable securities have significant risk of default or illiquidity, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

The convertible notes bear interest at a fixed rate of 4.50% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2014. As a result, we are not subject to interest rate risk with respect to the convertible notes.

The 2022 notes bear interest at a fixed rate of 11.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June  15, 2016. As a result, we are not subject to interest rate risk with respect to the 2022 notes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Executive Officers,” “Director Nomination Process,” “Board Policies,” “Code of Business Conduct and Ethics,” “Board Meetings and Attendance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included under the captions “Executive and Director Compensation Processes,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2015 Grants of Plan-Based Awards Table,” “2015 Option Exercises and Stock Vested Table,” “Employment Agreements,” “Potential Payments Upon Termination or Change in Control” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: February 26, 2016	By:	/s/ Robert J. Mulroy
Robert J. Mulroy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Mulroy Robert J. Mulroy	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/s/ Yasir B. Al-Wakeel Yasir B. Al-Wakeel	Chief Financial Officer and Head of Corporate Development (Principal Financial Officer)	February 26, 2016

/s/ William A. Sullivan William A. Sullivan	Principal Accounting Officer and Treasurer (Principal Accounting Officer)	February 26, 2016

/s/ Gary L. Crocker Gary L. Crocker	Chairman of the Board	February 26, 2016

/s/ John M. Dineen John M. Dineen	Director	February 26, 2016

/s/ Vivian S. Lee, M.D., Ph.D. Vivian S. Lee, M.D., Ph.D.	Director	February 26, 2016

/s/ John Mendelsohn, M.D. John Mendelsohn, M.D.	Director	February 26, 2016

/s/ Ulrik B. Nielsen, Ph.D. Ulrik B. Nielsen, Ph.D.	Director	February 26, 2016

/s/ Michael E. Porter, Ph.D. Michael E. Porter, Ph.D.	Director	February 26, 2016

/s/ James H. Quigley James H. Quigley	Director	February 26, 2016

/s/ Russell T. Ray Russell T. Ray	Director	February 26, 2016

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Merrimack Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, statements of non-controlling interest and stockholders’ deficit, and statements of cash flows present fairly, in all material respects, the financial position of Merrimack Pharmaceuticals, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2016

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$185,606	$35,688
Marketable securities	—	88,340
Restricted cash	101	101
Accounts receivable, net	6,483	3,313
Inventory	3,717	—
Prepaid expenses and other current assets	5,487	4,623

Total current assets	201,394	132,065
Restricted cash	584	584
Property and equipment, net	21,915	14,502
Other assets	27	25
Intangible assets, net	7,355	7,725
Goodwill	3,605	3,605

Total assets	$234,880	$158,506

Liabilities, non-controlling interest and stockholders’ deficit
Current liabilities:
Accounts payable, accrued expenses and other	$52,082	$37,236
Deferred revenues	50,137	59,275
Deferred rent	1,527	1,285
Long-term debt, current portion	—	13,315

Total current liabilities	103,746	111,111
Deferred revenues, net of current portion	51,197	35,682
Deferred rent, net of current portion	4,926	5,401
Deferred tax incentives, net of current portion	1,045	496
Long-term debt, net of current portion	257,655	106,687
Accrued interest	—	1,200

Total liabilities	$418,569	$260,577

Commitments and contingencies
Non-controlling interest	239	69
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2015 and 2014; no shares issued or outstanding at December 31, 2015 or 2014	—	—
Common stock, $0.01 par value: 200,000 shares authorized at December 31, 2015 and 2014, 115,871 and 106,697 issued and outstanding at December 31, 2015 and 2014, respectively	1,159	1,067
Additional paid-in capital	617,145	552,037
Accumulated other comprehensive loss	—	(74)
Accumulated deficit	(802,232)	(655,170)

Total stockholders’ deficit	$(183,928)	$(102,140)

Total liabilities, non-controlling interest and stockholders’ deficit	$234,880	$158,506

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Revenues:
Product revenues, net	$4,328	$—	$—
License and collaboration revenues	84,930	102,756	47,786

Total revenues	89,258	102,756	47,786
Costs and expenses:
Cost of product revenues	46	—	—
Research and development expenses	160,988	138,495	147,139
Selling, general and administrative expenses	57,795	30,517	21,187

Total costs and expenses	218,829	169,012	168,326

Loss from operations	(129,571)	(66,256)	(120,540)
Other income and expenses
Interest income	99	114	166
Interest expense	(19,232)	(18,230)	(10,938)
Other income, net	917	813	627

Net loss	(147,787)	(83,559)	(130,685)
Less net income (loss) attributable to non-controlling interest	170	(268)	240

Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(147,957)	$(83,291)	$(130,925)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	74	(50)	14

Other comprehensive income (loss)	74	(50)	14

Comprehensive loss	$(147,883)	$(83,341)	$(130,911)

Net loss per share available to common stockholders—basic and diluted	$(1.33)	$(0.80)	$(1.32)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	111,356	104,410	98,919

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Non-Controlling Interest

and Stockholders’ Deficit

		Common stock
(in thousands)	Non- controlling interest	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
Balance at December 31, 2012	$97	95,825	$958	$434,679	$(38)	$(442,116)	$(6,517)
Exercise of stock options and common stock warrants	—	948	9	2,027	—	—	2,036
Stock-based compensation	—	—	—	10,733	—	—	10,733
Issuance of common stock in a public offering, net of issuance costs	—	5,750	58	26,658	—	—	26,716
Conversion option of convertible senior notes	—	—	—	51,875	—	—	51,875
Conversion of Silver Creek Pharmaceuticals, Inc. convertible notes payable	796	—	—	1,807	—	—	1,807
Other comprehensive income	—	—	—	—	14	—	14
Loss attributable to non-controlling interest	(556)	—	—	—	—	556	556
Net loss	—	—	—	—	—	(130,685)	(130,685)

Balance at December 31, 2013	$337	102,523	$1,025	$527,779	$(24)	$(572,245)	$(43,465)

Exercise of stock options and common stock warrants	—	4,174	42	10,383	—	—	10,425
Stock-based compensation	—	—	—	13,197	—	—	13,197
Conversion of Silver Creek Pharmaceuticals, Inc. convertible notes payable	366	—	—	678	—	—	678
Other comprehensive income	—	—	—	—	(50)	—	(50)
Loss attributable to non-controlling interest	(634)	—	—	—	—	634	634
Net loss	—	—	—	—	—	(83,559)	(83,559)

Balance at December 31, 2014	$69	106,697	$1,067	$552,037	$(74)	$(655,170)	$(102,140)

Exercise of stock options and common stock warrants	—	5,360	54	10,047	—	—	10,101
Issuance of common stock in at the market offering, net of issuance costs	—	3,814	38	38,522	—	—	38,560
Stock-based compensation	—	—	—	15,351	—	—	15,351
Other comprehensive income	—	—	—	—	74	—	74
Loss attributable to non-controlling interest	(725)	—	—	—	—	725	725
Issuance of Series B preferred stock by Silver Creek Pharmaceuticals, Inc.	895	—	—	1,188	—	—	1,188
Net loss	—	—	—	—	—	(147,787)	(147,787)

Balance at December 31, 2015	$239	115,871	$1,159	$617,145	$—	$(802,232)	$(183,928)

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities
Net loss	$(147,787)	$(83,559)	$(130,685)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	8,217	8,511	4,548
Depreciation and amortization	4,288	3,223	2,589
Stock-based compensation	15,351	13,197	10,733
Purchased premiums and interest on marketable securities	—	858	(1,809)
Other non-cash items	4	—	579
Changes in operating assets and liabilities:
Accounts receivable	(3,170)	2,587	3,410
Prepaid expenses and other current assets	(850)	827	4,037
Inventory	(3,717)	—	—
Accounts payable, accrued expenses and other	13,557	(646)	13,304
Deferred revenues	6,377	19,482	(4,989)
Deferred rent and tax incentives	2,374	712	2,076
Other assets and liabilities, net	—	—	1,032

Net cash (used in) operating activities	(105,356)	(34,808)	(95,175)

Cash flows from investing activities
Purchase of marketable securities	—	(111,832)	(112,923)
Proceeds from sales and maturities of marketable securities	87,899	111,858	95,100
Purchase of property and equipment	(12,789)	(6,035)	(9,857)
Assignment of restricted cash	—	—	(57)
Other investing activities, net	—	(2)	(2)

Net cash provided by (used in) investing activities	75,110	(6,011)	(27,739)

Cash flows from financing activities
Proceeds from public offerings, net of issuance costs	38,560	—	26,716
Proceeds from exercise of options and warrants to purchase common stock	10,087	10,384	2,036
Proceeds from issuance of senior secured notes due 2022, net of issuance costs	169,434	—	—
Proceeds from issuance of preferred stock by Silver Creek Pharmaceuticals, Inc.	2,083	—	—
Proceeds from convertible notes issued by Silver Creek Pharmaceuticals, Inc., net of issuance costs	—	1,044	121,537
Repayment of loans payable to Hercules Technology Growth Capital, Inc.	(40,000)	—	—
Payments of dividends on Series B convertible preferred stock	—	(7)	(3)

Net cash provided by financing activities	180,164	11,421	150,286

Net increase (decrease) in cash and cash equivalents	149,918	(29,398)	27,372
Cash and cash equivalents, beginning of period	35,688	65,086	37,714

Cash and cash equivalents, end of period	$185,606	$35,688	$65,086

Non-cash investing and financing activities
Issuance of derivative liability	$—	$—	$35
Value of conversion feature of convertible senior notes, classified in Stockholders’ Deficit	—	—	51,876
Property, plant and equipment in accounts payable and accrued expenses	816	704	—
Receivables related to stock option exercises in prepaid expenses and other current assets	14	—	—
Disposals of fully-depreciated property and equipment	303	1,603	210
Reclassification of deferred financing costs to stockholders’ deficit	—	—	278
Conversion of Silver Creek Pharmaceuticals, Inc. convertible notes	—	1,044	2,603
Supplemental disclosure of cash flows
Cash paid for interest	$10,087	$9,510	$3,915

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Summary of Significant Accounting Policies

Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and commercializing innovative medicines consisting of novel therapeutics paired with diagnostics for the treatment of cancer. The Company has one marketed therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. The Company’s most advanced program is its therapeutic MM-398, which the Company markets in the United States under the brand name ONIVYDE. In addition to ONIVYDE and its product candidates in clinical development, the Company has multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company has tailored ONIVYDE and its other product candidates to target specific disease mechanisms that its research suggests are common across many solid tumor types. The Company believes that ONIVYDE and its other product candidates have the potential to address major unmet medical needs. The Company also has an agreement to utilize its manufacturing expertise to develop, manufacture and exclusively supply bulk drug product to a third party, who will in turn process the drug into a finished product and commercialize it globally following regulatory approval. The Company was incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated in the State of Delaware in October 2010.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, among other things, its ability to secure additional capital to fund operations, success of clinical trials, development by competitors of new technological innovations, dependence on collaborative arrangements, protection of proprietary technology, compliance with government regulations and dependence on key personnel. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance reporting capabilities.

The Company has incurred significant losses and has not generated significant revenue from commercial sales. The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

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

Summary of Significant Accounting Policies

Segment Information

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary, Merrimack Pharmaceuticals (Bermuda) Ltd., which was merged with and into the Company during the third quarter of 2014. The Company also consolidates its majority owned subsidiary, Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these consolidated financial statements include, but may not be limited to, revenue recognition, including the estimated percentage of billable expenses in any particular budget period, periods of meaningful use of licensed products, estimated service periods and services to be completed under a collaboration, estimates used in accounting for revenue separability and recognition, estimates of discounts and allowances related to commercial sales of ONIVYDE, estimates utilized in the valuation of inventory, useful lives with respect to long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, intangible assets, goodwill, in-process research and development, tax valuation reserves and accrued expenses. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds, commercial paper, corporate notes and bonds and certificates of deposit.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of both December 31, 2015 and 2014, the Company recorded restricted cash of $685,000, which was primarily related to the Company’s facility lease.

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities may consist of U.S. government agencies securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ deficit until realized. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of operations and comprehensive loss as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense). Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income.

Inventory

The Company values its inventories at the lower of cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenues.

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired prior to receipt of marketing approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign.

Shipping and handling costs for product shipments are recorded as incurred in cost of product revenues along with costs associated with manufacturing the product and any inventory reserves or write-downs.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, including in-process research and development (“IPR&D”), are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present. No impairment of goodwill resulted from the Company’s most recent evaluation, which occurred in the third quarter of 2015. The Company’s next annual impairment evaluation will be made in the third quarter of 2016 unless indicators arise that would require the Company to evaluate at an earlier date.

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

The Company’s evaluation of IPR&D impairment in the third quarter of 2015 included a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets was necessary. It was determined that it was not more likely than not that an impairment existed as of the third quarter of 2015 and, therefore, quantitative impairment evaluations were not performed.

The Company commences amortization of indefinite-lived intangible assets, such as IPR&D, once the associated research and development efforts have been completed and amortizes the assets over their estimated future lives. Definite-lived intangible assets, such as core technology and product-related intangibles, are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable. Definite-lived intangible assets are separate from goodwill and indefinite-lived intangible assets and are deemed to have a definite life. The Company amortizes these assets over their estimated useful lives. The Company has not recorded any impairment charges related to definite-lived intangible assets during the years ended December 31, 2015, 2014 or 2013.

Accrued Expenses

As part of the process of preparing financial statements, the Company is required to estimate accrued expenses. This process involves identifying services that have been performed on the Company’s behalf and estimating the level of services performed and the associated costs incurred for such services where the Company has not yet been invoiced or otherwise notified of actual cost. The Company records these estimates in its consolidated financial statements as of each balance sheet date. Examples of estimated accrued expenses include:

•	fees due to contract research organizations in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials; and

•	professional service fees.

In accruing service fees, the Company estimates the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, the Company adjusts the accrual accordingly. In the event that the Company does not identify costs that have been incurred or it under or overestimates the level of services performed or the costs of such services, its actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. The Company prepares its estimates based on the facts and circumstances known to it at the time and in accordance with GAAP. There have been no material changes in estimates for the periods presented.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.

Product Revenues, Net

The Company sells ONIVYDE to a limited number of specialty pharmaceutical distributors in the United States (collectively, its “Distributors”). The Company’s Distributors subsequently resell the products to healthcare providers. The Company recognizes revenue on product sales when title and risk of loss have passed to the Distributor, which is typically upon delivery. Product revenues are recorded net of applicable reserves for discounts and allowances.

In order to conclude that the price is fixed or determinable, the Company must be able to reasonably estimate its net product revenues upon delivery to its Distributors. As such, the Company estimates its net product revenues by deducting from its gross product revenues trade allowances, estimated contractual discounts, estimated Medicaid rebates, estimated reserves for product returns and estimated costs of other incentives offered to patients.

These discounts and allowances are based on estimates of the amounts earned or to be claimed on the related sales. The Company’s estimates take into consideration its historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted Distributor buying and payment patterns. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company will adjust these estimates, which could have an effect on earnings in the period of adjustment.

Product revenue reserves and allowances that reduce gross revenue are categorized as follows:

Trade Allowances: The Company pays fees to its Distributors for providing certain data to the Company as well as for maintaining contractual inventory and service levels. These trade allowances are recorded as a reduction to accounts receivable on the consolidated balance sheet at the time revenue is recognized.

Rebates and Chargeback Discounts: The Company is subject to discount obligations under state Medicaid programs and the Public Health Service 340B Drug Pricing Program, contracts with Federal government entities purchasing via the Federal Supply Schedule and various private organizations, such as group purchasing organizations (collectively, its “Third-party Payors”). The Company estimates the rebates and chargeback discounts it will provide to Third-party Payors, based upon its estimated payor mix, and deducts these estimated amounts from its gross product revenues at the time revenue is recognized. Chargeback discounts are processed when the Third-party Payor purchases the product at a discount from the Distributor, who then in turn charges back to the Company the difference between the price initially paid by the Distributor and the discounted price paid by the Third-party Payor. These chargeback discounts are recorded as a reduction to accounts receivable on the consolidated balance sheet at the time revenue is recognized. Rebates that are invoiced directly to the Company are recorded as accrued liabilities on the consolidated balance sheet at the time revenue is recognized.

Product Returns: An allowance for product returns is established for returns expected to be made by Distributors and is recorded at the time revenue is recognized, resulting in a reduction to product sales. In accordance with contractual terms, Distributors have the right to return unopened and undamaged product that is within a permissible number of months before and after the product’s expiration date, subject to contractual limitations. The Company has the ability to monitor inventory levels and the shelf life of product at Distributors and can contractually control the amount of inventory that is sold to Distributors. Based on inventory levels held by Distributors and the structure of the Company’s distribution model, the Company has concluded that it has the ability to reasonably estimate product returns at the time revenue is recognized. The Company’s estimated rate of return is based on historical rates of return for comparable oncology products.

Other Incentives: The Company offers co-pay mitigation support to commercially insured patients. The Company’s co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for a product’s purchase price to a specified dollar amount. Based upon the terms of the Company’s co-pay mitigation program, the Company estimates average co-pay mitigation amounts in order to establish a reserve for co-pay mitigation claims and deducts these estimated amounts from its gross product revenues at the later of the date that (i) the revenues are recognized or (ii) the incentive is offered. Claims under the Company’s co-pay mitigation program are subject to expiration.

License and Collaboration Revenues

The Company enters into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic and diagnostic products. The terms of the agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties or profit-sharing on any product sales derived from collaborations. These multiple-element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting.

The revenue recognition guidance related to multiple-element arrangements requires entities to separate and allocate consideration in a multiple-element arrangement according to the relative selling price of each deliverable. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor specific objective evidence and third-party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

The Company entered into a license and collaboration agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA in September 2014, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. The Company determined that the obligations under this agreement represent a single unit of accounting and that the agreement represents a services agreement. As a result, the Company has estimated the level of effort expected to be completed as a result of providing the identified deliverables and will recognize revenue related to the agreement based on proportional performance as effort is completed over the expected services period.

The Company also entered into a collaboration agreement with Watson Laboratories, Inc. (“Actavis”) in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. See Note 5, “License and Collaboration Agreements,” for additional information.

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

Advertising Expenses

In connection with the commercial launch of ONIVYDE on October 22, 2015, the Company began incurring advertising expenses. Advertising expenses are expensed as incurred. For the year ended December 31, 2015, advertising expenses totaled $1.0 million.

Stock-Based Compensation

Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. The fair value of each stock-based award is estimated using the Black-Scholes option valuation model, and stock-based compensation expense is recognized on a straight-line over the vesting period, which is also the requisite service period.

The Company records stock options issued to non-employees at fair value, remeasures to reflect the current fair value at each reporting period and recognizes expense over the related service period. When applicable, these equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, from non-owner sources and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities.

Other Income and Expense

The Company records gains and losses on federal and state sponsored tax incentives and other income or expense-related items in other income and expense.

The Company has been awarded tax incentives by the Massachusetts Life Sciences Center (“MLSC”), an independent agency of the Commonwealth of Massachusetts. These tax incentives require that the Company achieve certain hiring targets. Failure to maintain the additional headcount in subsequent periods could require the Company to repay some or all of the incentives. The Company recognizes the benefit of these incentives on a straight-line basis over the five-year performance period of each award, beginning when the Company achieves the hiring goal target, with a cumulative catch-up recognized in the period that the hiring goal target is achieved. The Company has received MLSC tax incentives in 2011, 2013, 2014 and 2015 totaling $3.8 million in the aggregate, allowing the Company to monetize approximately $3.4 million of state research and development tax credits. The Company has recognized $0.7 million, $0.4 million and $0.3 million in income related to these tax incentives for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash deposits in accredited financial institutions and, therefore, the Company’s management believes these funds are subject to minimal credit risk. The Company invests cash equivalents and marketable securities in money market funds, U.S. government agencies securities and various corporate debt securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any one issue or any single issuer and to only invest in high credit quality securities. The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. The Company also is subject to credit risk from its accounts receivable related to its product sales and collaborators. The Company evaluates the creditworthiness of each of its customers and has determined that all of its customers are creditworthy. To date, the Company has not experienced significant losses with respect to the collection of its accounts receivable.

Gross revenues from each of the Company’s customers who individually accounted for 10% or more of total gross revenues for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Years Ended December 31,
	2015	2014	2013
Baxalta	93%	10%	—
Sanofi	—	90%	98%

Gross accounts receivable related to each of the Company’s customers who individually accounted for 10% or more of total gross accounts receivable as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Baxalta	29%	49%
Sanofi	—	50%
AmerisourceBergen Corporation	29%	—
McKesson Corporation	25%	—
Cardinal Health, Inc.	16%	—

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, and early adoption is permitted. The Company does not anticipate a material impact to the consolidated financial statements as a result of this change.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods, and early adoption is permitted. Accordingly, the Company elected to early adopt ASU 2015-03 for the year ended December 31, 2015. As a result, less than $0.1 million of short-term debt issuance costs have been reclassified from “Prepaid expenses and other current assets” to “Long-term debt, current portion” and approximately $0.1 million of long-term debt issuance costs have been reclassified from “Other assets” to “Long-term debt, net of current portion” on the Company’s consolidated balance sheet as of December 31, 2014. This early adoption had no impact on the Company’s consolidated statements of operations and comprehensive loss for any period presented.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” to simplify the subsequent measurement of inventory. Entities are now required to subsequently measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, and early adoption is permitted. Accordingly, the Company elected to early adopt ASU 2015-11 for the year ended December 31, 2015. There was no impact to the consolidated financial statements as a result of this change.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This update is effective for annual reporting periods beginning after December 31, 2016, including interim periods within those annual periods, and early adoption is permitted. Accordingly, the Company elected to early adopt ASU 2015-17 for the year ended December 31, 2015. There was no impact to the consolidated financial statements as a result of this change.

2. Marketable Securities

As of December 31, 2015, the Company maintained no marketable securities. Marketable securities as of December 31, 2014 consisted of the following, all of which were classified as available-for-sale:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014:
Commercial paper	$6,493	$—	$(2)	$6,491
Corporate debt securities	81,921	—	(72)	81,849

Total	$88,414	$—	$(74)	$88,340

The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of December 31, 2014 was $88.4 million, representing 35 securities. As of December 31, 2014, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell, the investments in an unrealized loss position before recovery of their amortized cost bases. The Company determined that there was no material change in the credit risk of the investments. As a result, the Company determined it did not hold any investments with an other-than-temporary-impairment as of December 31, 2014.

There were no realized gains or losses recognized on the sale or maturity of marketable securities during the years ended December 31, 2015, 2014 or 2013.

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

As discussed in Note 11, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of 4.50% convertible senior notes due 2020 (the “Convertible Notes”) in an underwritten public offering. Following the repayment and satisfaction in full of the Company’s obligations to Hercules Technology Growth Capital, Inc. (“Hercules”) under its Loan and Security Agreement with Hercules (the “Loan Agreement”), which occurred in December 2015, upon any conversion of the Convertible Notes, the Convertible Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive.

The stock options, warrants and conversion premium on the Convertible Notes are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2015, 2014 and 2013 causes such securities to be anti-dilutive. Securities excluded from the calculation of diluted loss per share are shown in the chart below:

	Years ended December 31,
(in thousands)	2015	2014	2013
Common stock warrants	—	2,381	2,777
Outstanding options to purchase common stock	19,211	19,567	20,107
Conversion of the Convertible Notes	25,000	25,000	25,000

4. Product Revenue Reserves and Allowances

The following table summarizes activity in each of the product revenue reserve and allowance categories for the year ended December 31, 2015:

(in thousands)	Trade Allowances	Rebates and Chargeback Discounts	Product Returns	Other Incentives	Total
Beginning balance	$—	$—	$—	$—	$—
Provisions related to sales in the current year	153	456	32	8	649
Adjustments related to sales in the prior year	—	—	—	—	—
Credits and payments made	(15)	(94)	—	—	(109)

Ending balance	$138	$362	$32	$8	$540

5. License and Collaboration Agreements

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

Under the terms of the Baxalta Agreement, the Company received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, the Company is eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which the Company has received $62.5 million from Baxalta through December 31, 2015, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which the Company has received $20.0 million from Baxalta as of December 31, 2015, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta Agreement, the Company will bear up to the first $98.8 million of costs related to the development of MM-398 for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, the Company expects most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. The Company and Baxalta will share equally all other clinical trial costs contemplated by the global development plan. The Company is also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of MM-398 in the Licensed Territory.

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

The Company has determined that the collaboration represents a services agreement and as such has estimated the level of effort expected to be completed as a result of providing the identified deliverables. The Company will recognize revenue from the non-refundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by June 30, 2020. The Company will periodically review and, if necessary, revise the estimated service period related to its collaboration with Baxalta. As of December, 31, 2015, the Company has achieved $62.5 million of the $90.0 million of forecasted non-substantive milestones milestones that are included in the Company’s proportional performance revenue recognition model and $20.0 million of the $530.0 million of substantive milestones included in the Baxalta Agreement.

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

During the second quarter of 2015, the European Medicines Agency (“EMA”) accepted for review a Marketing Authorization Application (“MAA”) filed by Baxalta for MM-398. As a result of this acceptance, the Company recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. In August 2015, the Company achieved a $15.0 million milestone related to the submission of the protocol for the Company’s Phase 2 clinical trial of MM-398 in front-line metastatic pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. In October 2015, the Company achieved an additional $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of MM-398 in front-line pancreatic cancer. This milestone is also a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. During the years ended December 31, 2015 and 2014, the Company recognized revenue based on the following components of the Baxalta Agreement:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2015	2014
Proportional performance revenue recognition model	$64,930	$10,460
Substantive milestones	20,000	—

Total	$84,930	$10,460

As of December 31, 2015 and 2014, the Company maintained the following assets and liabilities related to the Baxalta Agreement:

(in thousands)	December 31, 2015	December 31, 2014
Accounts receivable, billed	$1,336	$—
Accounts receivable, unbilled	626	1,615
Deferred revenue	97,365	91,156

Of the $97.4 million of deferred revenue related to the Baxalta Agreement as of December 31, 2015, $50.1 million is classified as current in the consolidated balance sheets based upon the Company’s estimate of revenue that will be recognized under the proportional performance revenue recognition model as a result of effort expected to be completed within the next twelve months.

Sanofi

On September 30, 2009, the Company and Sanofi entered into a license and collaboration agreement (the “Sanofi Agreement”) for the development and commercialization of MM-121. The Sanofi Agreement became effective on November 10, 2009, and Sanofi paid the Company a nonrefundable, noncreditable upfront license fee of $60.0 million. On June 17, 2014, the Company and Sanofi agreed to terminate the Sanofi Agreement effective December 17, 2014. In connection with the agreement to terminate the Sanofi Agreement, among other things, Sanofi transferred ownership of the investigational new drug application for MM-121 back to the Company in July 2014, and the Company waived Sanofi’s obligation to reimburse the Company for MM-121 development costs incurred after the effective termination date. Following the termination of the Sanofi Agreement, the Company is not entitled to receive any additional fees, milestone payments or reimbursements from the collaboration.

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

The Company recognized no revenue under the Sanofi agreement during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, the Company recognized revenue based on the following components of the Sanofi agreement:

	Years ended December 31,
(in thousands)	2014	2013
Upfront payment	$39,306	$5,000
Milestone payment	16,377	2,083
Development services	18,904	36,283
Manufacturing services and other	17,709	3,867

Total	$92,296	$47,233

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

As of December 31, 2015, the Company maintained no assets or liabilities related to the Sanofi Agreement. As of December 31, 2014, the Company maintained the following assets and liabilities related to the Sanofi agreement:

(in thousands)	December 31, 2014
Accounts receivable, billed	$369
Accounts receivable, unbilled	1,282
Deferred revenues	—

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

On September 22, 2014, the Company amended the PharmaEngine Agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that the Company is required to pay to PharmaEngine. As a result of this amendment, the Company made a $7.0 million milestone payment to PharmaEngine in September 2014. Additionally, as a result of this amendment, the Company agreed to pay a previously contingent $5.0 million milestone to PharmaEngine in the second quarter of 2015. Prior to the amendment of the PharmaEngine Agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense during the year ended December 31, 2014. The Company also made an $11.0 million milestone payment to PharmaEngine in July 2015 in connection with the EMA’s acceptance for review of an MAA for MM-398, which occurred, and was recognized as research and development expense, in the second quarter of 2015.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized research and development expenses of $11.4 million, $12.6 million and $1.5 million, respectively, related to the PharmaEngine Agreement.

Actavis

In November 2013, the Company and Actavis entered into a development, license and supply agreement (the “Actavis Agreement”) pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. The Actavis Agreement was subsequently amended in January 2015 to transfer certain responsibilities from the Company to Actavis in exchange for reducing the aggregate milestone payments that the Company is eligible to receive by $0.4 million. Under the Actavis Agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, additional products may be developed for Actavis in the future. The Company is eligible to receive up to $15.1 million, of which $3.9 million has been received through December 31, 2015, and the remainder in development funding and development, regulatory and commercial milestone payments related to the Initial Product. The Company will also receive a double-digit share of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price.

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

The Company applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has recorded $4.0 million and $3.8 million of billed and billable milestones and development expenses related to the Actavis Agreement as deferred revenue as of December 31, 2015 and 2014, respectively. This revenue is expected to be recognized by the Company over the ten year period that begins after Actavis’ first sale of the applicable product under the Actavis Agreement.

6. Fair Value of Financial Instruments

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

Recurring Fair Value Measurements

The following tables show assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 and the input categories associated with those assets:

As of December 31, 2015 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$704	$—	$—
Marketable securities – commercial paper	—	—	—
Marketable securities – corporate debt securities	—	—	—

As of December 31, 2014 (in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$33,199	$—	$—
Marketable securities – commercial paper	—	6,491	—
Marketable securities – corporate debt securities	—	81,849	—

There have been no impairments of the above assets measured and carried at fair value during the years ended December 31, 2015 or 2014. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the years ended December 31, 2015 or 2014.

There were no liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

Non-Recurring Fair Value Measurements

Certain assets, including IPR&D, may be measured at fair value on a non-recurring basis in periods subsequent to initial recognition. No non-recurring fair value measurements were required during the years ended December 31, 2015 or 2014.

Other Fair Value Measurements

The estimated fair value of the $125.0 million aggregate principal amount of the Convertible Notes was $184.6 million as of December 31, 2015. The Company estimated the fair value of the Convertible Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Convertible Notes is $88.5 million as of December 31, 2015 due to the bifurcation of the conversion feature of the Convertible Notes as described more fully in Note 11, “Borrowings.”

As discussed in Note 11, “Borrowings,” in December 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022 (the “2022 Notes”). The carrying value of the 2022 Notes was $169.2 million as of December 31, 2015. The fair value of the 2022 Notes approximated their face value of $175.0 million as of December 31, 2015.

7. Consolidated Subsidiaries

Silver Creek Pharmaceuticals, Inc.

On August 20, 2010, the Company acquired a controlling interest in Silver Creek. The Company has concluded that Silver Creek is a variable interest entity and the Company is the primary beneficiary. The Company has the ability to direct the activities of Silver Creek through its ownership percentage and through the board of director seats controlled by the Company and its de facto agents. As such, Silver Creek is consolidated by the Company.

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

During the year ended December 31, 2015, Silver Creek issued and sold a total of 1.6 million shares of Silver Creek Series B preferred stock at a price per share of $1.35 to investors and received net proceeds of $2.1 million, after deducting issuance costs. As a result of changes to the ownership composition of Silver Creek as of December 31, 2015, the non-controlling interest in Silver Creek increased by approximately $0.9 million.

As of December 31, 2015 and 2014, the Company owned approximately 56% and 60% of the voting stock of Silver Creek, respectively, and recorded a non-controlling interest of approximately $0.2 million and $0.1 million, respectively, as a component of mezzanine equity on the Company’s consolidated balance sheets based on the terms of the Silver Creek Series A and Series B preferred stock.

As of December 31, 2015, the Company consolidated Silver Creek’s total assets and total liabilities of $0.8 million and $0.2 million, respectively. As of December 31, 2014, the Company consolidated Silver Creek’s total assets and total liabilities of $0.3 million and $0.2 million, respectively. As of December 31, 2015 and 2014, the Company’s unrestricted cash and cash equivalents balance includes $0.7 million and $0.3 million, respectively, of cash and cash equivalents held by Silver Creek. The cash and cash equivalents held by Silver Creek as of December 31, 2015 are designated for the operations of Silver Creek.

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

During the fourth quarter of 2015, upon the approval of ONIVYDE by the FDA, the Company reclassified the acquired IPR&D asset related to the nanotherapeutic that contains a chemotherapy drug to definite-lived intangible assets and commenced amortization. This definite-lived ONIVYDE intangible asset is amortized on a straight-line basis through 2028. Amortization of the acquired IPR&D asset related to the antibody-targeted nanotherapeutic that contains a chemotherapy drug has not commenced as of December 31, 2015. The deprioritization and delay of the other early-stage preclinical programs during the year ended December 31, 2013 resulted in an impairment charge of $0.8 million recognized during the third quarter of 2013. The core nano-carrier technology intangible asset is being amortized on a straight-line basis over a period of ten years, which is management’s best estimate of the useful life of this technology. The weighted-average remaining amortization period for the Company’s intangible assets subject to amortization is approximately 10.6 years as of December 31, 2015.

Changes in the carrying value of the nano-carrier technology intangible asset, the ONIVYDE intangible asset, IPR&D and goodwill for the years ended December 31, 2015 and 2014 were as follows:

(in thousands)	Nano-carrier technology intangible asset	ONIVYDE intangible asset	IPR&D	Goodwill
Balance, December 31, 2013	$1,845	$—	$6,200	$3,605
Amortization	(320)	—	—	—

Balance, December 31, 2014	1,525	—	6,200	3,605
Reclassification of IPR&D to definite-lived intangible assets	—	3,400	(3,400)	—
Amortization	(320)	(50)	—	—

Balance, December 31, 2015	$1,205	$3,350	$2,800	$3,605

Amortization expense is expected to be as follows for the next five-year period:

Years Ended December 31,	(in thousands)
2016	$578
2017	578
2018	578
2019	503
2020	258

9. Property and Equipment, Net

Property and equipment, net as of December 31, 2015 and 2014 consisted of the following:

	December 31,
(in thousands)	2015	2014
Lab equipment	$19,305	$16,214
IT equipment	7,742	3,113
Leasehold improvements	21,026	18,219
Furniture and fixtures	910	624
Construction in process	2,243	472

Total property and equipment, gross	51,226	38,642
Less: Accumulated depreciation	(29,311)	(24,140)

Total property and equipment, net	$21,915	$14,502

Depreciation expense was $5.5 million, $4.2 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capitalized interest costs were insignificant for the years ended December 31, 2015, 2014 and 2013.

During the years ended December 31, 2015, 2014 and 2013, the Company disposed of $0.3 million, $1.6 million and $0.2 million, respectively, of fully depreciated assets. There were no recognized impairment charges related to fixed assets in the years ended December 31, 2015, 2014 or 2013.

10. Accounts Payables, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2015 and 2014 consisted of the following:

	December 31,
(in thousands)	2015	2014
Accounts payable	$5,049	$2,510
Accrued goods and services	14,295	17,481
Accrued clinical trial costs	12,764	7,637
Accrued drug purchase costs	7,460	—
Accrued payroll and related benefits	9,009	6,166
Accrued interest	3,041	2,956
Accrued dividends payable	19	19
Deferred tax incentives	445	467

Total accounts payable, accrued expenses and other	$52,082	$37,236

11. Borrowings

2022 Notes

On December 22, 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 11.50% 2022 Notes and entered into an indenture (the “U.S. Bank indenture”) with U.S. Bank National Association as trustee and collateral agent (the “2020 Notes Trustee”). As a result of this placement, the Company received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by the Company. The private placement and offering expenses included $0.9 million of transaction costs that were expensed in accordance with the debt modification guidance per Accounting Standards Codification (“ASC”) 480, as further discussed below. The 2022 Notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. The Company will pay semi-annual installments of principal on the 2022 Notes of $21,875,000 each, subject to adjustment as provided in the 2022 Notes, on June 15 and December 15 of each year, beginning on June 15, 2019. The 2022 Notes will mature on December 15, 2022, unless earlier redeemed or repurchased in accordance with their terms prior to such date.

The Company may redeem the 2022 Notes at its option, in whole or in part from time to time at a price equal to the principal amount plus accrued interest and a specified make-whole premium. If the Company experiences certain change of control events as defined in the U.S. Bank Indenture, the holders of the 2022 Notes will have the right to require the Company to purchase all or a portion of the 2022 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. In addition, upon certain asset sale events as defined in the U.S. Bank Indenture, the Company may be required to offer to use the net proceeds thereof to purchase all or a portion of the 2022 Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The 2022 Notes are senior secured obligations of the Company and will be equal in right of payment to all existing and future pari passu indebtedness of the Company (including the Company’s outstanding Convertible Notes), will be senior in right of payment to all existing and future subordinated indebtedness of the Company, will have the benefit of a security interest in the 2022 Notes collateral and will be junior in lien priority in respect of any asset-based lending collateral that secures any first priority lien obligations from time to time. The 2022 Notes contain customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, and make certain restricted payments, but do not contain covenants related to future financial performance. The 2022 Notes are secured by a first priority lien on substantially all of the Company’s assets.

The 2022 Notes contain customary events of default. Upon certain events of default occurring, the 2022 Notes Trustee may declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2022 Notes to be due and payable. In the case of certain events of bankruptcy, insolvency or reorganization involving the Company or a restricted subsidiary, 100% of the principal of, and accrued and unpaid interest on, the 2022 Notes will automatically become due and payable. There have been no events of default as of or during the year ended December 31, 2015.

The Company assessed the 2022 Notes pursuant to ASC 815 to determine if any features necessitated bifurcation from the host instrument. The Company concluded that none of the embedded redemption features within the 2022 Notes require bifurcation as these features are clearly and closely related to the host instrument.

A portion of the proceeds from the issuance of the 2022 Notes were used to repay the Company’s outstanding $40.0 million of loans payable under the Loan Agreement with Hercules, as further discussed below. The remaining proceeds will be used to fund future operations of the Company.

Debt issuance costs incurred by the Company, excluding costs allocated to the debt modification as discussed below, are accounted for as a direct deduction to the carrying value of the 2022 Notes and are amortized to interest expense using the effective interest method over the life of the 2022 Notes. The effective interest rate associated with the 2022 Notes is 12.32%. For the year ended December 31, 2015, interest expense related to the 2022 Notes was approximately $0.5 million.

Convertible Notes

In July 2013, the Company issued $125.0 million aggregate principal amount of Convertible Notes in an underwritten public offering. The Company issued the Convertible Notes under an indenture, dated as of July 17, 2013 (the “Base Indenture”) between the Company and Wells Fargo Bank, National Association, as trustee (the “Convertible Notes Trustee”), as supplemented by the supplemental indenture, dated as of July 17, 2013, between the Company and the Convertible Notes Trustee (together with the Base Indenture, the “Wells Fargo Indenture”). As a result of the Convertible Notes offering, the Company received net proceeds of approximately $120.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Convertible Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2014. The Convertible Notes are general unsecured senior obligations of the Company and rank (i) pari passu in seniority with respect to the 2022 Notes, (ii) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes, (iii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, (iv) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and (v) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The Convertible Notes will mature on July 15, 2020 (the “Maturity Date”), unless earlier repurchased by the Company or converted at the option of holders. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2020 only under the following circumstances:

•	during any calendar quarter commencing after September 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•	during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Convertible Notes) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events set forth in the Wells Fargo Indenture.

During the fourth quarter of 2015, the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2015 was greater than 130% of the conversion price for the Convertible Notes on each applicable trading day. As a result, holders may convert their Convertible Notes at their option at any time from January 1, 2016 through March 31, 2016.

On or after April 15, 2020 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

Following the repayment and satisfaction in full of the Company’s obligations to Hercules under the Loan Agreement, which occurred in December 2015, upon any conversion of the Convertible Notes, the Convertible Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.

The initial conversion rate of the Convertible Notes is 160 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $6.25 per share of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances.

Upon the occurrence of a fundamental change (as defined in the Wells Fargo Indenture) involving the Company, holders of the Convertible Notes may require the Company to repurchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Wells Fargo Indenture contains customary terms and covenants and events of default with respect to the Convertible Notes. If an event of default (as defined in the Wells Fargo Indenture) occurs and is continuing, the Convertible Notes Trustee by written notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by written notice to the Company and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders will, declare 100% of the principal of and accrued and unpaid interest on the Convertible Notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture), 100% of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. There have been no events of default as of or during the year ended December 31, 2015.

The Company has separately accounted for the liability and equity components of the Convertible Notes by bifurcating gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or equity component. This bifurcation was done by estimating an effective interest rate as of the date of issuance for similar notes which do not contain an embedded conversion option. This effective interest rate was estimated to be 15% and was used to compute the initial fair value of the indebtedness of $71.2 million. The gross proceeds received from the issuance of the Convertible Notes less the initial amount allocated to the indebtedness resulted in a $53.8 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ deficit and as debt discount, to be subsequently amortized as interest expense over the term of the Convertible Notes. Underwriting discounts and commissions and offering expenses totaled $4.4 million and were allocated to the indebtedness and the embedded conversion option based on their relative values. As a result, $2.5 million attributable to the indebtedness was recorded as debt discount, to be subsequently amortized as interest expense over the term of the Convertible Notes, and $1.9 million attributable to the embedded conversion option was netted with the embedded conversion option in stockholders’ deficit.

For the years ended December 31, 2015, 2014 and 2013, interest expense related to the outstanding principal balance of the Convertible Notes was $13.7 million, $13.7 million and $6.2 million, respectively.

Loan Agreement

In November 2012, the Company entered into the Loan Agreement with Hercules pursuant to which the Company received loans in the aggregate principal amount of $40.0 million. The Company, as permitted under the Loan Agreement, had previously extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, the Company entered into an amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend until October 1, 2014 the period during which the Company makes interest-only payments. On November 6, 2014, the Company entered into a further amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend by four additional months the period during which the Company makes interest-only payments. On February 25, 2015, the Company entered into a fourth amendment to the Loan Agreement pursuant to which the Company and Hercules agreed to extend the maturity date and the period during which the Company makes interest-only payments on its current loans in the aggregate principal amount of $40.0 million. As a result of this amendment, the Company was required to repay the outstanding aggregate principal balance of the loan beginning on June 1, 2016 and continuing through November 1, 2018. As a result of the FDA’s approval of the Company’s NDA for ONIVYDE, which occurred on October 22, 2015, the Company elected to extend the interest-only period by an additional six months such that the Company would repay the outstanding aggregate principal balance of the loans beginning on December 1, 2016 and continuing through November 1, 2018. This amendment was treated as a debt modification for accounting purposes.

Upon the earlier of full repayment of the loans or November 1, 2016, the Company was required to pay Hercules a fee of $1.2 million, which had been recorded as a discount to the loans and as a long-term liability on the Company’s consolidated balance sheets. Additionally, the Company reimbursed Hercules for costs incurred related to the loans, which was reflected as a discount to the carrying value of the loans. The Company amortized these loan discounts totaling $1.6 million to interest expense over the term of the loans using the effective interest method.

In connection with the Loan Agreement, the Company granted Hercules a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property but including the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property. The Loan Agreement also contained certain representations, warranties and non-financial covenants of the Company.

During the fourth quarter of 2015, the Company repaid the loans in full in conjunction with the issuance of the 2022 Notes. The total repayment amount included the $40.0 million in outstanding principal, the $1.2 million fee discussed above and interest accrued up through the repayment date. The Company assessed the repayment of the Loan Agreement with Hercules in conjunction with the issuance of the 2022 Notes, of which Hercules holds a portion, in accordance with the debt extinguishment and modification guidance per ASC 480. Based upon this assessment, the Company concluded that this transaction represented a debt modification, and accordingly, $0.3 million of unamortized debt issuance costs related to the Loan Agreement will be amortized as an adjustment of interest expense over the life of the 2022 Notes using the effective interest method. In addition, $0.9 million of debt issuance costs associated with the 2022 Notes were allocated to the modified Loan Agreement and expensed as a component of “Interest expense” on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, interest expense related to the Hercules loans was $5.4 million, $4.7 million and $4.9 million, respectively.

Convertible Notes—Silver Creek

In December 2012, the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012, $0.9 million during the year ended December 31, 2013 and $1.0 million during the year ended December 31, 2014. The notes issued pursuant to the Note Purchase Agreement bore interest at 6% per annum. Upon issuance, these convertible notes contained a feature wherein if at any time prior to maturity Silver Creek enters into a qualifying equity financing, defined as a sale or series of related sales of equity securities prior to the maturity date and resulting in at least $4.0 million of gross proceeds, the notes would automatically convert into the next qualifying equity financing at a 25% discount. The Company determined that this convertible feature met the definition of a derivative and required separate accounting treatment. The derivative was estimated to be valued at $0.2 million for the year ended December 31, 2012 using a probability-weighted model and was recorded as derivative liability on the consolidated balance sheets. For the years ended December 31, 2014 and 2013, the derivative was remeasured upon conversion of the notes with the gain in remeasurement recognized in other income. The specific notes that were outstanding as of December 31, 2014 and 2013 matured and converted, along with an immaterial amount of accrued interest into shares of Silver Creek Series A preferred stock on both December 31, 2014 and 2013. Upon conversion, the Company’s ownership percentage of Silver Creek outstanding preferred stock decreased from 74% as of December 31, 2012 to 64% as of December 31, 2013 to 60% as of December 31, 2014, and a $0.4 million and $0.8 million increase to non-controlling interest was recognized as of December 31, 2014 and December 31, 2013, respectively.

Future Minimum Payments under Outstanding Borrowings

Future minimum payments under outstanding borrowings as of December 31, 2015 are as follows:

(in thousands)	Convertible Notes	2022 Notes
2016	$5,625	$19,734
2017	5,625	20,125
2018	5,625	20,125
2019	5,625	62,617
2020 and thereafter	130,625	157,664

Total	$153,125	$280,265
Less interest	(28,125)	(105,265)
Less unamortized discount	(36,505)	(5,840)
Less current portion	—	—

Long-term debt, net of current portion	$88,495	$169,160

12. Inventory

Inventory consists of the following as of December 31, 2015:

(in thousands)	December 31, 2015
Raw materials	$900
Work in process	2,743
Finished goods	74

Total inventory	$3,717

Inventory acquired prior to receipt of marketing approval of ONIVYDE was expensed as research and development expense as incurred. The Company began to capitalize the costs associated with the production of ONIVYDE upon receipt of FDA approval on October 22, 2015.

13. Stock Warrants

The following is a description of the common stock warrant activity of the Company:

(in thousands, except per share amounts)	Warrants for the Purchase of Common Stock	Weighted Average Exercise Price
Balance—December 31, 2012	2,842	$3.05
Exercised	(65)	$2.82

Balance—December 31, 2013	2,777	$3.05
Exercised	(396)	$3.38

Balance—December 31, 2014	2,381	$3.00
Exercised	(2,355)	$3.00
Cancelled	(26)	$3.00

Balance—December 31, 2015	—	$—

During the year ended December 31, 2013, warrants to purchase approximately 65,000 shares of common stock were cashless exercised and 35,000 shares of common stock were issued. During the year ended December 31, 2014, warrants to purchase approximately 75,000 shares of common stock were cashless exercised and 38,000 shares of common stock were issued. During the year ended December 31, 2015, warrants to purchase approximately 2,295,000 shares of common stock were cashless exercised and 1,695,000 shares of common stock were issued. As of December 31, 2015, all remaining unexercised warrants for the purchase of common stock had expired and were cancelled.

14. Common Stock

In July 2013, the Company sold an aggregate of 5.8 million shares of its common stock at a price to the public of $5.00 per share in an underwritten public offering and received net proceeds of approximately $26.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In July 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock having an aggregate sales price of up to $40.0 million through an “at the market offering” program under which Cowen acted as the sales agent. The Company concluded sales under this program in September 2015, having sold approximately 3.8 million shares of common stock and generating approximately $38.6 million in net proceeds, after deducting commissions and offering expenses.

As of December 31, 2015 and 2014, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were approximately 115.9 million and 106.7 million shares of common stock issued and outstanding as of December 31, 2015 and 2014, respectively. The shares reserved for future issuance as of December 31, 2015 and 2014 consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Common stock warrants	—	2,381
Outstanding options to purchase common stock	19,211	19,567
Shares available for future issuance under 2011 Stock Incentive Plan	2,462	1,983
Conversion of the Convertible Notes	25,000	25,000

15. Stock-Based Compensation

In 2008, the Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) for employees, officers, directors, consultants and advisors. The 2011 Stock Incentive Plan (the “2011 Plan”) became effective upon closing of the Company’s initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Additional shares also become available for grant by reason of the forfeiture, cancellation, expiration or termination of existing awards. The Company registered 3.4 million, 3.6 million and 3.7 million of additional shares of common stock related to the 2011 Plan in February 2013, March 2014 and February 2015, respectively. As of December 31, 2015, there were 2.5 million shares remaining available for grant under the 2011 Plan.

During the years ended December 31, 2015, 2014 and 2013, the Company issued options to purchase 3.7 million, 3.9 million and 3.3 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Options granted to directors during the period from April 2012 through December 2013 vest over a one-year period. All other options granted to directors vest immediately. During the year ended December 31, 2013, the Company also issued options to purchase less than 0.1 million shares of common stock to non-employees. The assumptions used to estimate the fair value of options granted to non-employees at the date of grant were materially consistent with those used for employee and director grants. The Company did not grant any options to purchase common stock to non-employees during the years ended December 31, 2015 or 2014.

The Company recognized stock-based compensation expense as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013
Employee awards:
Research and development	$8,271	$6,864	$5,954
General and administrative	7,022	6,065	4,808

Stock-based compensation for employee awards	15,293	12,929	10,762
Stock-based compensation for non-employee awards	58	268	(29)

Total stock-based compensation	$15,351	$13,197	$10,733

The fair value of stock options granted to employees during the years ended December 31, 2015, 2014 and 2013 was estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2015	2014	2013
Risk-free interest rate	1.5 - 1.8%	1.6 - 2.0%	0.1 - 1.9%
Expected dividend yield	0%	0%	0%
Expected term	5.0 - 5.9 years	5.0 - 5.9 years	5.3 - 5.9 years
Expected volatility	66 - 67%	64 - 72%	67 - 70%

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

The following table summarizes stock option activity during the year ended December 31, 2015:

(in thousands, except per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	19,556	$4.47	6.17	$133,599
Granted	3,720	$9.63
Exercised	(3,606)	$2.75
Forfeited	(459)	$7.36

Outstanding at December 31, 2015	19,211	$5.72	6.24	$47,963
Vested and expected to vest at December 31, 2015	18,923	$5.68	6.20	$47,818
Exercisable at December 31, 2015	14,783	$5.01	5.48	$44,173

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $5.80, $3.41 and $3.59, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $30.9 million, $19.8 million and $2.7 million, respectively.

As of December 31, 2015, there was $18.3 million of total unrecognized compensation cost related to unvested employee stock awards. As of December 31, 2015, the Company expects to recognize those costs over a weighted average period of approximately 1.8 years.

16. Income Taxes

As a result of losses incurred, the Company did not provide for any income taxes in the years ended December 31, 2015, 2014 or 2013. A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
Federal income tax at statutory federal rate	35.0%	35.0%	35.0%
State taxes	1.0	3.1	4.3
Permanent differences	(6.4)	(9.1)	(2.0)
Stock-based compensation	(1.3)	(1.7)	(0.6)
Tax credits	21.3	30.5	12.4
Foreign rate differential	—	(2.3)	(2.8)
Change in deferred state tax rate	(2.3)	—	—
Other	(0.5)	4.5	(1.5)
Change in valuation allowance	(46.8)	(60.0)	(44.8)

	—%	—%	—%

During the year ended December 31, 2014, the Company recorded a deferred tax liability related to the embedded conversion option of the Convertible Notes though equity. This deferred tax liability is reflected in the deferred tax table below, but is appropriately excluded from the effective tax rate.

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2015 and 2014 are as follows:

(in thousands)	December 31, 2015	December 31, 2014
Deferred tax assets
Net operating losses	$182,992	$160,333
Capitalized research and development expenses	21,444	30,929
Credit carryforwards	93,113	62,362
Depreciation	2,128	2,579
Deferred compensation	11,664	10,682
Accrued expenses	1,807	12
Deferred revenue	10,999	960
Other temporary differences	17,235	9,195

Total gross deferred tax asset	341,382	277,052
Valuation allowance	(326,577)	(257,489)

Net deferred tax asset	14,805	19,563
Deferred tax liabilities
Intangible assets	(2,667)	(3,106)
Debt discount	(12,138)	(16,457)

Net deferred taxes	$—	$—

The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2012 through 2015, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2015. However, to the extent the Company utilizes net operating losses from years prior to 2011, the statute remains open to the extent of the net operating losses utilized. The Company’s policy is to recognize interest and penalties for uncertain tax positions as a component of income tax expense. The Company has not recognized any interest and penalties historically through December 31, 2015.

At December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of $509.8 million and $356.9 million, respectively. Included in the federal and state net operating loss carryforwards is approximately $36.5 million and $24.7 million, respectively, of deduction related to the exercise of stock options. This amount represents an excess tax benefit, which will be realized when it results in reduction of cash taxes in accordance with ASC 718. This excess tax benefit will be directly credited to additional paid-in capital when it is realized. The Company’s existing federal and state net operating loss carryforwards will expire in years through 2035. The Company also has available research and development credits for federal and state income tax purposes of approximately $23.7 million and $9.6 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2026, respectively. As of December 31, 2015, the Company also had available investment tax credits for state income tax purposes of $0.8 million, which will expire in years through 2018 if unused. In addition, the Company has federal orphan drug credits of $62.7 million which begin to expire in 2031. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred revenue and capitalized research and development expenses. Under the applicable accounting standards, the Company has considered its history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, the Company has established a full valuation allowance against the deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company has not currently completed an evaluation of ownership changes through December 31, 2015 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

The Company has not yet conducted a study of its domestic research and development credit carryforwards and orphan drug credits. This study may result in an increase or decrease to the Company’s credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated statements of operations and comprehensive loss or consolidated statements of cash flows if an adjustment were required.

The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2015, 2014 and 2013 was as follows:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
December 31, 2013	$169,651	$37,653	$—	$207,304
December 31, 2014	207,304	50,185	—	257,489
December 31, 2015	257,489	69,088	—	326,577

17. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. Total rent expense under these operating leases was $7.4 million, $5.9 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During August 2012, the Company entered into an Indenture of Lease (the “Amended Lease”), which amended and restated its facility lease, and agreed to occupy approximately a total of 109,000 square feet, all of which is leased until June 30, 2019. In March and September 2013, the Company entered into facility lease amendments that are co-terminus with the existing lease. As part of the Amended Lease and subsequent amendments, the landlord agreed to reimburse the Company for a portion of tenant improvements made to the facility, up to approximately $8.2 million. On February 23, 2015 and July 22, 2015, the Company entered into amendments to its facility lease. These lease amendments provide an additional 45,463 square feet of leased space in total at the Company’s current facility with a termination date of June 30, 2019, which is co-terminous with the Company’s existing lease. As a result of these amendments, the Company agreed to additional lease payments totaling approximately $9.3 million through 2019. In addition, under the terms of the amendments, the landlord agreed to provide the Company with an aggregate leasehold improvement allowance of up to $1.3 million.

As of both December 31, 2015 and 2014, the Company has received $8.2 million, of these tenant improvement reimbursements, with the remaining reimbursable tenant improvements recorded within other current assets on the consolidated balance sheets. Tenant improvements recorded in deferred rent are amortized over the term of the lease as reductions to rent expense. The Amended Lease expires on June 30, 2019. The Company retains an option to renew the Amended Lease with respect to all of the leased space for an additional period of either one or five years.

Future minimum lease payments under non-cancelable operating leases at December 31, 2015 are as follows:

Years ended December 31,	(in thousands)
2016	$7,543
2017	7,690
2018	7,846
2019	3,953

18. Related Party Transactions

Related parties of the Company held approximately 6% of the outstanding shares of Silver Creek Series A preferred stock as of December 31, 2014. Related parties of the Company held approximately 7% of the outstanding shares of Silver Creek Series A and Series B preferred stock as of December 31, 2015.

19. Retirement Plan

On May 31, 2002, the Company established a 401(k) defined contribution savings plan (the “401(k) Plan”) for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The 401(k) Plan permits the Company to contribute at its discretion. For the years ended December 31, 2015, 2014 and 2013, the Company made contributions of $1.1 million, $0.8 million and $0.7 million, respectively, to the 401(k) Plan.

20. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2015
Product revenues, net	$—	$—	$—	$4,328
License and collaboration revenues	14,842	36,558	16,440	17,090
Cost of product revenues	—	—	—	46
Research and development expenses	35,679	42,806	37,763	44,740
Selling, general and administrative expenses	9,189	12,315	16,956	19,335
Net loss	(34,432)	(22,901)	(42,386)	(48,068)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(34,759)	(22,778)	(42,594)	(47,826)
Net loss per share available to common stockholders—basic and diluted	$(0.32)	$(0.21)	$(0.38)	$(0.41)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2014
License and collaboration revenues	$13,034	$27,815	$28,002	$33,905
Research and development expenses	30,324	33,795	43,632	30,744
Selling, general and administrative expenses	6,224	7,921	8,095	8,277
Net loss	(27,754)	(18,290)	(28,038)	(9,477)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(27,585)	(18,109)	(27,901)	(9,696)
Net loss per share available to common stockholders—basic and diluted	$(0.27)	$(0.17)	$(0.27)	$(0.09)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on April 27, 2012)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

4.2	Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

4.3	First Supplemental Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

4.4	Indenture (including the Form of Note), dated as of December 22, 2015, by and among the Registrant, any Guarantor that becomes a party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2015)

10.1#	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.3#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.4#	Form of Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.5#	Form of Non-Qualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.6#	Employment Agreement, dated as of August 11, 2015, by and between the Registrant and Yasir B. Al-Wakeel (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015)

10.7#	Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Peter N. Laivins (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.8#	Employment Agreement, dated as of September 30, 2011, by and between the Registrant and William M. McClements (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.9#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Robert J. Mulroy (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.10#	Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Birgit M. Schoeberl (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.11#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Edward J. Stewart (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.12#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and William A. Sullivan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.13#	Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.14	Indenture of Lease, dated as of August 24, 2012, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC), as amended by the First Amendment of Lease, dated as of March 18, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.15	Second Amendment of Lease, dated as of September 12, 2013, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013)

10.16	Third Amendment of Lease, dated as of February 23, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.17	Fourth Amendment of Lease, dated as of July 22, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015)

10.18	Sublease, dated as of August 20, 2010, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc., as amended on January 20, 2011, May 4, 2011, May 26, 2011, August 1, 2011 and November 2, 2012 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.19	Amendment No. 6 to Sublease, dated as of December 12, 2013, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014)

10.20*	Amendment No. 7 to Sublease, dated as of June 1, 2014, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc.

10.21†	License and Collaboration Agreement, dated as of September 23, 2014, by and among the Registrant, Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)

10.22†	Assignment, Sublicense and Collaboration Agreement, dated as of May 5, 2011, by and between the Registrant (as successor-in-interest to Merrimack Pharmaceuticals (Bermuda) Ltd.) and PharmaEngine, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.23†	First Amendment to Assignment, Sublicense and Collaboration Agreement, dated as of September 22, 2014, by and between the Registrant and PharmaEngine, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)

10.24†	Development, License and Supply Agreement, dated as of November 25, 2013, by and between the Registrant and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014)

10.25†	First Amendment to Development, License and Supply Agreement, dated as of January 23, 2015, by and between the Registrant and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.26†	Exclusive License Agreement, dated as of November 1, 2000, by and between the Registrant (as successor-in-interest to Hermes BioSciences, Inc.) and The Regents of the University of California, as amended on October 6, 2003, September 13, 2006, June 6, 2007 and September 28, 2007 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.27†	Collaboration Agreement, dated as of November 16, 2009, by and between the Registrant and Adimab LLC, as amended on April 27, 2010, June 2, 2010 and October 11, 2011 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.28†	Sublicense Agreement, dated as of June 30, 2008, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.29†	Amended and Restated Collaboration Agreement, dated as of January 24, 2007, by and between the Registrant and Dyax Corp., as amended on July 31, 2008 and November 6, 2009 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.30	Amendment to Amended and Restated Collaboration Agreement, dated as of January 18, 2012, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.31	Collateral Agreement, dated as of December 22, 2015, by and among the Registrant, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2015)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.