Form 10-Q
period 2016-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2016-05-02
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 27, 2016, there were 127,725,130 shares of Common Stock, $0.01 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Item 1A.	Risk Factors	38

Item 6.	Exhibits	76

Signatures		77

Exhibit Index		78

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the market potential and our commercialization efforts for ONIVYDE®, which we market in the United States;

•	our plans to develop and commercialize our clinical stage product candidates and diagnostics;

•	our ongoing and planned discovery programs, preclinical studies and clinical trials;

•	the timing of the completion of our clinical trials and the availability of results from such trials;

•	our collaborations with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, which we collectively refer to as Baxalta, and PharmaEngine, Inc., or PharmaEngine, related to ONIVYDE;

•	our ability to establish and maintain additional collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our products and product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our intellectual property position;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the potential advantages of our systems biology approach to drug research and development;

•	the potential use of our systems biology approach in fields other than oncology; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

NOTE REGARDING TRADEMARKS

ONIVYDE® is a trademark of Merrimack Pharmaceuticals, Inc. Any other trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts) (unaudited)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$48,237	$185,606
Marketable securities	84,153	—
Restricted cash	101	101
Accounts receivable, net	15,637	6,483
Inventory	8,083	3,717
Prepaid expenses and other current assets	4,470	5,487

Total current assets	160,681	201,394
Restricted cash	584	584
Property and equipment, net	20,824	21,915
Other assets	27	27
Intangible assets, net	7,211	7,355
Goodwill	3,605	3,605

Total assets	$192,932	$234,880

Liabilities, non-controlling interest and stockholders’ deficit
Current liabilities:
Accounts payable, accrued expenses and other	$50,449	$52,082
Deferred revenues	45,097	50,137
Deferred rent	1,817	1,527

Total current liabilities	97,363	103,746
Deferred revenues, net of current portion	47,103	51,197
Deferred rent, net of current portion	4,832	4,926
Deferred tax incentives, net of current portion	934	1,045
Long-term debt	259,843	257,655

Total liabilities	$410,075	$418,569

Commitments and contingencies
Non-controlling interest	54	239
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued or outstanding at March 31, 2016 or December 31, 2015	—	—
Common stock, $0.01 par value: 200,000 shares authorized at March 31, 2016 and December 31, 2015; 116,411 and 115,871 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,164	1,159
Additional paid-in capital	622,358	617,145
Accumulated other comprehensive loss	(14)	—
Accumulated deficit	(840,705)	(802,232)

Total stockholders’ deficit	$(217,197)	$(183,928)

Total liabilities, non-controlling interest and stockholders’ deficit	$192,932	$234,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)	Three months ended March 31,
(unaudited)	2016	2015
Revenues:
Product revenues, net	$9,968	$—
License and collaboration revenues	11,313	14,842

Total revenues	21,281	14,842
Costs and expenses:
Cost of product revenues	711	—
Research and development expenses	32,882	35,679
Selling, general and administrative expenses	17,795	9,189

Total costs and expenses	51,388	44,868

Loss from operations	(30,107)	(30,026)
Other income and expenses
Interest income	72	47
Interest expense	(8,580)	(4,566)
Other (expense) income, net	(43)	113

Net loss	(38,658)	(34,432)
Net (loss) income attributable to non-controlling interest	(185)	327

Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(38,473)	$(34,759)

Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(14)	47

Other comprehensive (loss) income	(14)	47

Comprehensive loss	$(38,487)	$(34,712)

Net loss per share available to common stockholders—basic and diluted	$(0.33)	$(0.32)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	116,064	107,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)	Three months ended March 31,
(unaudited)	2016	2015
Cash flows from operating activities
Net loss	$(38,658)	$(34,432)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	2,190	1,937
Depreciation and amortization	1,537	1,054
Stock-based compensation	3,533	3,370
Changes in operating assets and liabilities:
Accounts receivable	(9,154)	(935)
Inventory	(4,366)	—
Accounts payable, accrued expenses and other	(1,205)	4,649
Deferred revenues	(9,134)	(12,222)
Other assets and liabilities, net	1,734	1,500

Net cash used in operating activities	(53,523)	(35,079)

Cash flows from investing activities
Purchases of marketable securities	(84,262)	—
Proceeds from sales and maturities of marketable securities	—	25,163
Purchases of property and equipment	(1,229)	(1,204)

Net cash (used in) provided by investing activities	(85,491)	23,959

Cash flows from financing activities
Proceeds from exercise of options and warrants to purchase common stock	1,645	3,136
Proceeds from issuance of preferred stock by Silver Creek Pharmaceuticals, Inc.	—	1,129

Net cash provided by financing activities	1,645	4,265

Net decrease in cash and cash equivalents	(137,369)	(6,855)
Cash and cash equivalents, beginning of period	185,606	35,688

Cash and cash equivalents, end of period	$48,237	$28,833

Non-cash investing and financing activities
Property and equipment in accounts payable and accrued expenses	$388	$1,177
Receivables related to stock option exercises in prepaid expenses and other current assets	53	200
Supplemental disclosure of cash flows
Cash paid for interest	$2,813	$3,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and commercializing innovative medicines consisting of novel therapeutics paired with diagnostics for the treatment of cancer. The Company has one marketed therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. The Company’s most advanced program is its therapeutic ONIVYDE, which it markets in the United States. In addition to ONIVYDE and its product candidates in clinical development, the Company has multiple product candidates in preclinical development and a discovery effort advancing additional candidate medicines. The Company has tailored ONIVYDE and its other product candidates to target specific disease mechanisms that its research suggests are common across many solid tumor types. The Company believes that ONIVYDE and its other product candidates have the potential to address major unmet medical needs. The Company also has an agreement to utilize its manufacturing expertise to develop, manufacture and exclusively supply bulk drug product to a third party, who will in turn process the drug into finished product and commercialize it globally following regulatory approval. The Company was incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated in the State of Delaware in October 2010.

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

2. Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, is unaudited. The December 31, 2015 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or any future period.

These condensed consolidated financial statements also include the accounts of the Company and its majority owned subsidiary, Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

As of March 31, 2016, the Company’s unrestricted cash and cash equivalents includes $0.2 million of cash and cash equivalents held by Silver Creek. This $0.2 million held by Silver Creek is designated for the operations of Silver Creek.

During the three months ended March 31, 2015, Silver Creek issued and sold a total of 0.9 million shares of Silver Creek Series B preferred stock at a price per share of $1.35 to investors and received net proceeds of $1.1 million, after deducting issuance costs. No shares of Silver Creek Series B preferred stock were sold during the three months ended March 31, 2016. The Company’s ownership of Silver Creek was 56% as of both March 31, 2016 and December 31, 2015. The change in the non-controlling interest related to Silver Creek was as follows:

(in thousands)	Non-Controlling Interest
Balance at December 31, 2015	$239
Net loss attributable to Silver Creek	(185)

Balance at March 31, 2016	$54

(in thousands)	Non-Controlling Interest
Balance at December 31, 2014	$69
Net income attributable to Silver Creek	327

Balance at March 31, 2015	$396

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

As discussed in Note 10, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020 (the “Convertible Notes”) in an underwritten public offering. Following the repayment and satisfaction in full of the Company’s obligations to Hercules Technology Growth Capital, Inc. (“Hercules”) under its Loan and Security Agreement with Hercules (the “Loan Agreement”), which occurred in December 2015, upon any conversion of the Convertible Notes, the Convertible Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive.

The stock options, warrants and conversion premium on the Convertible Notes are excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2016 and 2015 causes such securities to be anti-dilutive. Securities excluded from the calculation of diluted loss per share are shown in the chart below:

	Three Months Ended March 31,
(in thousands)	2016	2015
Outstanding options to purchase common stock	21,647	20,285
Common stock warrants	—	741
Conversion of the Convertible Notes	25,000	25,000

4. License and Collaboration Agreements

Baxalta

On September 23, 2014, the Company and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA entered into a license and collaboration agreement (the “Baxalta Agreement”) for the development and commercialization of ONIVYDE outside of the United States and Taiwan (the “Licensed Territory”). In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta Agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta Agreement, the Company granted Baxalta an exclusive, royalty-bearing right and license under the Company’s patent rights and know-how to develop and commercialize ONIVYDE in the Licensed Territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize ONIVYDE in the Licensed Territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and the Company is responsible for approving changes to the global development plan for ONIVYDE, including all budgets, and overseeing the parties’ development and commercialization activities with respect to ONIVYDE. Unless otherwise agreed, the Company will be responsible for conducting all clinical trials contemplated by the global development plan for ONIVYDE and manufacturing all clinical material needed for such trials.

Under the terms of the Baxalta Agreement, the Company received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, the Company is eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which the Company has received $62.5 million from Baxalta through March 31, 2016, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which the Company has received $20.0 million from Baxalta through March 31, 2016, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta Agreement, the Company will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, the Company expects most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. The Company and Baxalta will share equally all other clinical trial costs contemplated by the global development plan. The Company is also entitled to tiered, escalating royalties ranging from sub-teen double digits to low twenties percentages of net sales of ONIVYDE in the Licensed Territory.

The Company and Baxalta are parties to a commercial supply agreement pursuant to which the Company will supply ONIVYDE bulk drug substance to Baxalta and, at Baxalta’s option, may manage fill and finish activities to be conducted by a third-party contract manufacturer for Baxalta. Baxalta also has the option to manufacture ONIVYDE itself, in which case the Company will perform a technology transfer of its manufacturing process to Baxalta.

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

At the inception of the collaboration, the Company identified the following deliverables as part of the Baxalta Agreement: (i) license to develop and commercialize ONIVYDE in Baxalta’s territories, (ii) discovery, research, development and manufacturing services required to complete ongoing clinical trials related to ONIVYDE, (iii) discovery, research, development and manufacturing services needed to complete future clinical trials in further indications related to ONIVYDE, (iv) the option to perform a technology transfer of the Company’s manufacturing process related to the production of ONIVYDE to Baxalta and (v) participation on the joint steering committee.

The Company concluded that none of the deliverables identified at the inception of the collaboration has standalone value from the other undelivered elements. As such, all deliverables represent a single unit of accounting.

The Company has determined that the collaboration represents a services agreement and as such has estimated the level of effort expected to be completed as a result of providing the identified deliverables. The Company will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by June 30, 2020. The Company will periodically review and, if necessary, revise the estimated service period related to its collaboration with Baxalta. As of March 31, 2016, the Company has achieved $62.5 million of the $90.0 million of forecasted non-substantive milestones that are included in the Company’s proportional performance revenue recognition model and $20.0 million of the $530.0 million of substantive milestones that are included in the Baxalta Agreement.

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

During the second quarter of 2015, the European Medicines Agency (“EMA”) accepted for review a Marketing Authorization Application (“MAA”) filed by Baxalta for ONIVYDE. As a result of this acceptance, the Company recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. In August 2015, the Company achieved a $15.0 million milestone related to the submission of the protocol for the Company’s Phase 2 clinical trial of ONIVYDE in front-line metastatic pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. In October 2015, the Company achieved an additional $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of ONIVYDE in front-line pancreatic cancer. This milestone is also a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model.

During the three months ended March 31, 2016 and 2015, the Company recognized $11.3 million and $14.8 million, respectively, of revenue under the proportional performance revenue recognition model. No substantive milestones were achieved during either of the three months ended March 31, 2016 or 2015.

As of March 31, 2016 and December 31, 2015, the Company maintained the following assets and liabilities related to the Baxalta Agreement:

(in thousands)	March 31, 2016	December 31, 2015
Accounts receivable, billed	$1,250	$1,336
Accounts receivable, unbilled	914	626
Deferred revenues	88,217	97,365

Of the $88.2 million of deferred revenues related to the Baxalta Agreement as of March 31, 2016, $45.1 million is classified as current in the condensed consolidated balance sheets based upon the Company’s estimate of revenues that will be recognized under the proportional performance revenue recognition model as a result of effort expected to be completed within the next twelve months.

PharmaEngine, Inc.

On May 5, 2011, the Company and PharmaEngine, Inc. (“PharmaEngine”) entered into an assignment, sublicense and collaboration agreement (the “PharmaEngine Agreement”) under which the Company reacquired rights in Europe and certain countries in Asia to ONIVYDE. In exchange, the Company agreed to pay PharmaEngine a nonrefundable, noncreditable upfront payment of $10.0 million and up to an additional $80.0 million in aggregate development and regulatory milestones and $130.0 million in aggregate sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of ONIVYDE in Europe and certain countries in Asia. PharmaEngine is not responsible for any future development costs of ONIVYDE except those required specifically for regulatory approval in Taiwan.

On September 22, 2014, the Company amended the PharmaEngine Agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that the Company is required to pay to PharmaEngine. As a result of this amendment, the Company made a $7.0 million milestone payment to PharmaEngine in September 2014. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment was paid to PharmaEngine in the second quarter of 2015. Prior to the amendment of the PharmaEngine Agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense during the year ended December 31, 2014. The Company also made an $11.0 million milestone payment to PharmaEngine in July 2015 in connection with the EMA’s acceptance for review of an MAA for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2015.

During the three months ended March 31, 2016 and 2015, the Company recognized research and development expenses of less than $0.1 million and $0.2 million, respectively, related to the PharmaEngine Agreement.

Actavis

In November 2013, the Company and Watson Laboratories, Inc. (“Actavis”) entered into a development, license and supply agreement (the “Actavis Agreement”) pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. The Actavis Agreement was subsequently amended in January 2015 to transfer certain responsibilities from the Company to Actavis in exchange for reducing the aggregate milestone payments that the Company is eligible to receive by $0.4 million. Under the Actavis Agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, additional products may be developed for Actavis in the future, the identities of which will be mutually agreed upon. The Company is eligible to receive up to $15.1 million in milestone and development payments, as well as additional reimbursement for specific activities performed by the Company at the request of Actavis, of which $3.9 million in total has been received through March 31, 2016. The Company will also receive a double digit percentage of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price.

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

The Company applied revenue recognition guidance to determine whether the performance obligations under the Actavis Agreement, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has recorded $4.0 million of billed and billable milestones and development expenses related to the Actavis Agreement as deferred revenue as of both March 31, 2016 and December 31, 2015. This revenue is expected to be recognized by the Company over the ten year period that begins after Actavis’ first sale of the applicable product under the Actavis Agreement.

5. Product Revenue Reserves and Allowances

The following table summarizes activity in each of the product revenue reserve and allowance categories for the three months ended March 31, 2016:

(in thousands)	Trade Allowances	Rebates and Chargeback Discounts	Product Returns	Other Incentives	Total
Balance at December 31, 2015	$138	$362	$32	$8	$540
Provisions related to sales in the current year	354	1,031	74	15	1,474
Adjustments related to sales in the prior year	—	(127)	—	—	(127)
Credits and payments made	(205)	(693)	(5)	(2)	(905)

Balance at March 31, 2016	$287	$573	$101	$21	$982

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

Recurring Fair Value Measurements

The following tables show assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,047	$—	$—
Commercial paper	—	13,991	—
Corporate debt securities	—	9,001	—
U.S. government agency securities	—	9,999	—

Total cash equivalents	$3,047	$32,991	$—

Marketable securities:
Commercial paper	$—	$43,922	$—
Corporate debt securities	—	21,251	—
U.S. government agency securities	—	18,980	—

Total marketable securities	$—	$84,153	$—

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$704	$—	$—

Total cash equivalents	$704	$—	$—

There were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2016 or during the year ended December 31, 2015. There were no liabilities measured at fair value on a recurring basis as of March 31, 2016 or December 31, 2015.

Non-Recurring Fair Value Measurements

Certain assets, including in-process research and development intangible assets, may be measured at fair value on a non-recurring basis in periods subsequent to initial recognition. No non-recurring fair value measurements were required during the three months ended March 31, 2016 or 2015.

Other Fair Value Measurements

The estimated fair value of the $125.0 million aggregate principal amount of the Convertible Notes was $186.4 million as of March 31, 2016. The Company estimated the fair value of the Convertible Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Convertible Notes is $90.5 million as of March 31, 2016 due to the bifurcation of the conversion feature of the Convertible Notes as described more fully in Note 10, “Borrowings.”

As discussed in Note 10, “Borrowings,” in December 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022 (the “2022 Notes”). The carrying value of the 2022 Notes was $169.3 million as of March 31, 2016. The Company estimated the fair value of the 2022 Notes by using publicly-available information related to one of the 2022 Notes borrower’s portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input. The estimated fair value of the 2022 Notes was $172.6 million as of March 31, 2016.

7. Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities may consist of U.S. government agency securities, commercial paper, corporate notes and bonds and certificates of deposit, which are maintained by an investment manager. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ deficit until realized. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Realized gains and losses are recognized within interest income.

As of December 31, 2015, the Company maintained only cash equivalents comprised of money market funds. Cash equivalents and marketable securities as of March 31, 2016 consisted of the following:

	March 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$3,047	$—	$—	$3,047
Commercial paper	13,993	—	(2)	13,991
Corporate debt securities	9,002	—	(1)	9,001
U.S. government agency securities	9,999	—	—	9,999

Total cash equivalents	$36,041	$—	$(3)	$36,038

Marketable securities:
Commercial paper	$43,929	$—	$(7)	43,922
Corporate debt securities	21,254	—	(3)	21,251
U.S. government agency securities	18,981	1	(2)	18,980

Total marketable securities	$84,164	$1	$(12)	$84,153

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2016 or 2015. As of March 31, 2016, the Company held 20 individual cash equivalents or available-for-sale securities that had been in an unrealized loss position for less than twelve months, and the aggregate fair value of such securities was $91.2 million. As of March 31, 2016, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. The Company determined that there was no material change in the credit risk of the investments. As a result, the Company determined it did not hold any securities with an other-than-temporary-impairment as of March 31, 2016.

8. Inventory

Inventory as of March 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Raw materials	$1,862	$900
Work in process	6,166	2,743
Finished goods	55	74

Total inventory	$8,083	$3,717

Inventory acquired prior to receipt of marketing approval of ONIVYDE was expensed as research and development expense as incurred. The Company began to capitalize the costs associated with the production of ONIVYDE upon receipt of approval from the U.S. Food and Drug Administration on October 22, 2015.

9. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Accounts payable	$10,784	$5,049
Accrued goods and services	12,574	14,295
Accrued clinical trial costs	12,433	12,764
Accrued drug purchase costs	1,662	7,460
Accrued payroll and related benefits	5,866	9,009
Accrued interest	6,666	3,041
Accrued dividends payable	19	19
Deferred tax incentives	445	445

Total accounts payable, accrued expenses and other	$50,449	$52,082

10. Borrowings

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

The Company assessed the 2022 Notes pursuant to Accounting Standards Codification (“ASC”) 815 to determine if any features necessitated bifurcation from the host instrument. The Company concluded that none of the embedded redemption features within the 2022 Notes require bifurcation as these features are clearly and closely related to the host instrument.

Debt issuance costs incurred by the Company are accounted for as a direct deduction to the carrying value of the 2022 Notes and are amortized to interest expense using the effective interest method over the life of the 2022 Notes. For the three months ended March 31, 2016, interest expense related to the 2022 Notes was approximately $5.2 million.

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

The Convertible Notes will mature on July 15, 2020 (the “Maturity Date”), unless earlier repurchased by the Company or converted at the option of holders. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2020 only under the following circumstances:

•	during any calendar quarter commencing after September 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•	during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Convertible Notes) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events set forth in the indenture governing the Convertible Notes.

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

For each of the three months ended March 31, 2016 and 2015, interest expense related to the outstanding principal balance of the Convertible Notes was $3.4 million.

Please refer to Note 13, “Subsequent Events,” for further information on the conversion agreements entered into with certain of the holders of the Convertible Notes on April 13, 2016 whereby these holders agreed to convert an aggregate principal amount of $64.2 million of Convertible Notes held by them in exchange for shares of the Company’s common stock on an initial closing date as well as additional shares of the Company’s common stock on subsequent closing dates.

Future Minimum Payments under Outstanding Borrowings

Future minimum payments under outstanding borrowings as of March 31, 2016 are as follows:

(in thousands)	Convertible Notes	2022 Notes
Remainder of 2016	$2,812	$19,734
2017	5,625	20,125
2018	5,625	20,125
2019	5,625	62,617
2020 and thereafter	130,623	157,664

Total	$150,310	$280,265
Less interest	(25,312)	(105,265)
Less unamortized discount	(34,494)	(5,661)
Less current portion	—	—

Long-term debt	$90,504	$169,339

11. Stock-Based Compensation

As of December 31, 2015, there were 2.5 million shares of common stock available to be granted under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan is administered by the Company’s board of directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

In February 2016, 4.1 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. At March 31, 2016, there were 3.5 million shares remaining available for grant under the 2011 Plan.

During the three months ended March 31, 2016 and 2015, the Company issued options to purchase 3.1 million and 2.3 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Options granted to directors vest immediately.

The fair value of stock options granted to employees during the three months ended March 31, 2016 and 2015 was estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.3 – 1.5%	1.6. – 1.8%
Expected dividend yield	0%	0%
Expected term	5.8 years	5.9 years
Expected volatility	67 – 68%	67%

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

The Company recognized stock-based compensation expense during the three months ended March 31, 2016 and 2015 as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Employee awards:
Research and development	$1,868	$1,967
General and administrative	1,665	1,377

Stock-based compensation for employee awards	3,533	3,344
Stock-based compensation for non-employee awards	—	26

Total stock-based compensation	$3,533	$3,370

The following table summarizes stock option activity during the three months ended March 31, 2016:

			Weighted-Average Remaining	Aggregate
(in thousands, except per share amounts)	Shares	Weighted-Average Exercise Price	Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2015	19,211	$5.72	6.24	$47,963
Granted	3,130	$5.45
Exercised	(539)	$3.12
Forfeited	(155)	$7.69

Outstanding at March 31, 2016	21,647	$5.73	6.65	$61,405

Vested and expected to vest at March 31, 2016	21,182	$5.71	6.59	$60,457
Exercisable at March 31, 2016	14,979	$5.20	5.50	$49,061

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2016 and 2015 was $3.27 and $5.52, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $2.1 million and $13.5 million, respectively.

As of March 31, 2016, there was $24.0 million of total unrecognized stock-based compensation expense related to unvested employee stock awards. The Company expects to recognize this expense over a weighted-average period of approximately 2.2 years.

12. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. Subsequent to the issuance of ASU 2014-09, the FASB also issued the following updates related to ASC 606:

•	In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” whereby the effective date for the new revenue standard was deferred by one year. As a result of ASU 2015-14, the new revenue standard is now effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is now permitted for annual periods beginning after December 15, 2016, including interim periods within that annual period.

•	In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify the implementation guidance on principal versus agent considerations.

•	In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to clarify the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and to clarify the categorization of licenses of intellectual property.

The Company is currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on the consolidated financial statements, including the adoption method to be utilized.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, and early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements, but may impact the Company’s footnote disclosures.

In January 2016, the FASB issued ASU 2016-01, “Financial Statements – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities,” which contains a number of provisions related to the measurement, presentation and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption of this guidance is not permitted with the exception of certain specific presentation requirements that are not currently applicable to the Company. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes all existing lease accounting guidance within ASC 840. The new standard requires that lease assets and lease liabilities be recognized by lessees for those leases previously classified as operating leases under ASC 840, with limited exceptions. This update also creates a new definition of a lease and provides guidance as to whether a contract is or contains a lease. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-03, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either liabilities or equity and classification of excess tax benefits on the statement of cash flows. This guidance also permits a new entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

13. Subsequent Events

On April 13, 2016, the Company entered into separate, privately-negotiated conversion agreements (the “Conversion Agreements”) with certain holders of the Convertible Notes. Under the Conversion Agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of Convertible Notes held by them. The Company initially settled each $1,000 principal amount of Convertible Notes surrendered for conversion by delivering 136 shares of the Company’s common stock on April 18, 2016. In total, the Company issued an aggregate of 8,732,152 shares of its common stock on this initial closing date. In addition, pursuant to the Conversion Agreements, at the additional closings (as defined in the Conversion Agreements), the Company issued an aggregate of 3,635,512 shares of the Company’s common stock representing an aggregate of $27.7 million as additional payments in respect of the conversion of the Convertible Notes. The number of additional shares was determined based on the daily VWAP (as defined in the Conversion Agreements) of the Company’s common stock for each of the trading days in the 10-day trading period following the date of the Conversion Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We have one marketed therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. Our most advanced program is our therapeutic ONIVYDE, which we market in the United States. On October 22, 2015, the U.S. Food and Drug Administration, or FDA, and the Taiwan Food and Drug Administration, or TFDA, approved the use of ONIVYDE in combination with fluorouracil, or 5-FU, and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. In addition, the European Medicines Agency, or EMA, has accepted for review a Marketing Authorization Application, or MAA, filed by our collaboration partner Baxalta for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have been previously treated with gemcitabine-based therapy.

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

As of March 31, 2016, we had unrestricted cash and cash equivalents and marketable securities of $132.4 million. At our currently planned spending rates, we believe that our existing financial resources, together with anticipated net product revenues and net royalty payments from sales of ONIVYDE and the net milestone payments and reimbursements we expect to receive under our Baxalta collaboration, will be sufficient to fund our operations for at least the next twelve months.

On April 13, 2016, we entered into separate, privately-negotiated conversion agreements, or the conversion agreements, with certain holders of our 4.50% convertible notes due 2020, or the convertible notes. Under the conversion agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of convertible notes held by them. We initially settled each $1,000 principal amount of convertible notes surrendered for conversion by delivering 136 shares of our common stock on April 18, 2016. In total, we issued an aggregate of 8,732,152 shares of our common stock on this initial closing date. In addition, pursuant to the conversion agreements, at the additional closings (as defined in the conversion agreements), we issued an aggregate of 3,635,512 shares of our common stock representing an aggregate of $27.7 million as additional payments in respect of the conversion of the convertible notes. The number of additional shares was determined based on the daily VWAP (as defined in the conversion agreements) of our common stock for each of the trading days in the 10-day trading period following the date of the conversion agreements.

We have never been profitable and, as of March 31, 2016, we had an accumulated deficit of $840.7 million. Our net loss was $38.7 million and $34.4 million for the three months ended March 31, 2016 and 2015, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which have entered or we expect will be entering late stage clinical development. In addition, in connection with supporting commercial sales of ONIVYDE and with seeking and possibly obtaining regulatory approval of any of our other product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Baxalta

On September 23, 2014, we entered into a license and collaboration agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, which we refer to as the Baxalta agreement, for the development and commercialization of ONIVYDE outside of the United States and Taiwan, or the licensed territory. In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta agreement, we granted Baxalta an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize ONIVYDE in the licensed territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize ONIVYDE in the licensed territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and us is responsible for approving changes to the global development plan for ONIVYDE, including all budgets, and overseeing the parties’ development and commercialization activities with respect to ONIVYDE. Unless otherwise agreed, we will be responsible for conducting all clinical trials contemplated by the global development plan for ONIVYDE and manufacturing all clinical material needed for such trials.

Under the terms of the Baxalta agreement, we received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, we are eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which we have received $62.5 million from Baxalta through March 31, 2016, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which we have received $20.0 million from Baxalta through March 31, 2016, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta agreement, we will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxalta all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double digits to low twenties percentages of net sales of ONIVYDE in the licensed territory.

We are party to a commercial supply agreement with Baxalta pursuant to which we will supply ONIVYDE bulk drug substance to Baxalta and, at Baxalta’s option, may manage fill and finish activities to be conducted by a third-party contract manufacturer for Baxalta. Baxalta also has the option to manufacture ONIVYDE itself, in which case we will perform a technology transfer of our manufacturing process to Baxalta.

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

At the inception of the collaboration, we identified the following deliverables as part of the Baxalta agreement: (i) license to develop and commercialize ONIVYDE in Baxalta’s territories, (ii) discovery, research, development and manufacturing services required to complete ongoing clinical trials related to ONIVYDE, (iii) discovery, research, development and manufacturing services needed to complete future clinical trials in further indications related to ONIVYDE, (iv) the option to perform a technology transfer of our manufacturing process related to the production of ONIVYDE to Baxalta and (v) participation on the joint steering committee.

We concluded that none of the deliverables identified at the inception of the collaboration has standalone value from the other undelivered elements. As such, all deliverables represent a single unit of accounting.

We have determined that the collaboration represents a services agreement and, as such, have estimated the level of effort expected to be completed as a result of providing the identified deliverables. We will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by June 30, 2020. We will periodically review and, if necessary, revise the estimated service period related to our collaboration with Baxalta. As of March 31, 2016, we have achieved $62.5 million of the $90.0 million of forecasted non-substantive milestones that are included in our proportional performance revenue recognition model and $20.0 million of the $530.0 million of substantive milestones that are included in the Baxalta agreement.

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

During the second quarter of 2015, the EMA accepted for review an MAA filed by Baxalta for ONIVYDE. As a result of this acceptance, we recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. In August 2015, we achieved a $15.0 million milestone related to the submission of the protocol for our Phase 2 clinical trial of ONIVYDE in front-

line metastatic pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. In October 2015, we achieved an additional $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of ONIVYDE in front-line pancreatic cancer. This milestone is also a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model.

During the three months ended March 31, 2016 and 2015, we recognized $11.3 million and $14.8 million of revenue, respectively, under the proportional performance revenue recognition model. No substantive milestones were achieved during either of the three months ended March 31, 2016 or 2015.

As of March 31, 2016 and December 31, 2015, we maintained the following assets and liabilities related to the Baxalta agreement:

(in thousands)	March 31, 2016	December 31, 2015
Accounts receivable, billed	$1,250	$1,336
Accounts receivable, unbilled	914	626
Deferred revenue	88,217	97,365

Of the $88.2 million of deferred revenue related to the Baxalta agreement as of March 31, 2016, $45.1 million is classified as current in the condensed consolidated balance sheets based upon our estimate of revenue that will be recognized under the proportional performance revenue recognition model as a result of effort expected to be completed within the next twelve months.

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. The Actavis agreement was subsequently amended in January 2015 to transfer certain responsibilities from us to Actavis in exchange for reducing the aggregate milestone payments that we are eligible to receive by $0.4 million. Under the Actavis agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.1 million in milestone and development payments, as well as additional reimbursement for specific activities performed by us at the request of Actavis, of which $3.9 million in total has been received through March 31, 2016. We will also receive a double digit percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

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

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have recorded $4.0 million of total billed and billable milestones and development expenses related to the Actavis agreement as deferred revenue as of both March 31, 2016 and December 31, 2015. We expect to recognize this revenue over the ten year period that begins after Actavis’ first sale of applicable product under the Actavis agreement.

Financial Obligations Related to the License and Development of ONIVYDE

In September 2005, Hermes BioSciences, Inc., or Hermes, which we acquired in October 2009, entered into a license agreement with PharmaEngine under which PharmaEngine received an exclusive license to research, develop, manufacture and commercialize ONIVYDE in Europe and certain countries in Asia. In May 2011, we entered into a new agreement with PharmaEngine, which we refer to as the PharmaEngine agreement, under which we reacquired all previously licensed rights for ONIVYDE, other than rights to commercialize ONIVYDE in Taiwan. As a result, we had the exclusive right to commercialize ONIVYDE in all territories in the world, except for Taiwan, where PharmaEngine has an exclusive commercialization right. Upon entering into the May 2011 agreement with PharmaEngine, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of ONIVYDE, which occurred and was paid in the first quarter of 2012.

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

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $38.0 million in upfront license fees and milestone payments, including an $11.0 million milestone payment made in July 2015 in connection with the EMA’s acceptance for review of an MAA for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2015. In addition to these amounts, we could also be required to pay PharmaEngine up to an additional $60.0 million in aggregate regulatory milestones, $38.5 million in sublicense fees and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of ONIVYDE in Europe and certain countries in Asia. The royalty rates under the PharmaEngine agreement range from high single digits up to the low teens as a percentage of our net sales of ONIVYDE in these territories. Under the PharmaEngine agreement, we are responsible for all future development costs of ONIVYDE except those required specifically for regulatory approval in Taiwan. During the three months ended March 31, 2016 and 2015, we recognized research and development expenses of less than $0.1 million and $0.2 million, respectively, related to the PharmaEngine agreement.

Financial Operations Overview

Revenues

The majority of our revenue to date has been derived from license fees, milestone payments and research, development, manufacturing and other payments received from collaborations, as well as from sales of ONIVYDE. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research, development and manufacturing payments from collaborations and royalties from the sales of products developed under licenses of our intellectual property.

Upon the FDA’s approval of ONIVYDE in the fourth quarter of 2015, we began commercially selling ONIVYDE within the United States. For the three months ended March 31, 2016, we recognized net product revenues of $10.0 million as compared to $4.3 million for the three months ended December 31, 2015. We estimate our net product revenues by deducting from our gross product revenues trade allowances, estimated rebates and chargeback discounts, estimated reserves for product returns and estimated costs of other incentives offered to patients. We expect such net product revenues to increase in future periods as ONIVYDE continues to gain market penetration.

We expect that license and collaboration revenues recognized under the Baxalta agreement will increase throughout the remainder of 2016, as we expect to achieve additional substantive regulatory milestones in 2016.

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

As we expensed manufacturing costs related to ONIVYDE prior to receiving FDA approval, we expect that our cost of product revenues as a percentage of net product revenues will increase in future periods as product manufactured prior to FDA approval is consumed. This cost benefit will vary in future periods based on when the components of the specific ONIVYDE lots sold were produced and this benefit is expected to continue to some extent for at least the next twelve months; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ONIVYDE sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. Additionally, we also expect that costs of revenues as a percentage of net product revenues will increase in the future as we begin to supply ONIVYDE to Baxalta and PharmaEngine to support their potential sales outside of the United States.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
ONIVYDE	$4,868	$8,985
MM-302	5,259	4,939
MM-121	4,478	2,194
MM-141	2,344	3,633
MM-151	729	1,188
Preclinical, general research and discovery	13,335	12,770
Stock-based compensation	1,869	1,970

Total research and development expenses	$32,882	$35,679

The development, regulatory and clinical expenses related to the Actavis agreement are included within our preclinical, general research and discovery expenses.

ONIVYDE

We have received FDA and TFDA approvals of ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy. In October 2015, we enrolled the first patient in a Phase 2 clinical trial of ONIVYDE in front-line metastatic pancreatic cancer. This trial is designed to assess the safety and efficacy of the combination of ONIVYDE plus 5-FU and leucovorin, with or without the addition of oxaliplatin, versus nab-paclitaxel and gemcitabine in patients with previously untreated, metastatic pancreatic adenocarcinoma. We are also collaborating with several investigators to conduct additional trials of ONIVYDE, including in a Phase 1 clinical trial utilizing a high concentration formulation of ONIVYDE in patients with glioma and a Phase 1 clinical trial in pediatric solid tumors.

As described above, we have paid PharmaEngine upfront license fees and milestone payments under the PharmaEngine agreement. We have recorded research and development expenses related to these upfront license fees and milestone payments to PharmaEngine of less than $0.1 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively.

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

MM-121

In September 2009, we entered into a license and collaboration agreement with Sanofi related to the development and commercialization of MM-121. On June 17, 2014, we agreed with Sanofi that such agreement would terminate effective December 17, 2014. Under the terms of the agreement, we were responsible for executing clinical trials through the development period that ended December 17, 2014. We separately recorded revenue and expenses on a gross basis under this arrangement. Sanofi remained responsible for all development and manufacturing costs of MM-121 through December 17, 2014, subsequent to which we became fully responsible for development and manufacturing costs of MM-121.

In February 2015, we initiated a global, open-label, biomarker-selected, randomized Phase 2 clinical trial of MM-121 in combination with docetaxel or pemetrexed versus docetaxel or pemetrexed alone in patients with heregulin positive, locally advanced or metastatic non-small cell lung cancer. In December 2015, we announced an amendment to the trial, including a change in primary endpoint from progression free survival to overall survival.

MM-141

In May 2015, we initiated a randomized, double-blinded, placebo-controlled Phase 2 clinical trial of MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone in patients with newly diagnosed metastatic pancreatic cancer who have high serum levels of free IGF-1. We have completed a multi-arm Phase 1 clinical trial evaluating the safety and tolerability of MM-141 as a monotherapy and in combination with everolimus or with nab-paclitaxel and gemcitabine in patients with advanced solid tumors.

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

Interest expense

Interest expense consists primarily of cash and non-cash interest recorded on our convertible notes and our 11.50% senior secured notes due 2022, or the 2022 notes.

As a result of the conversion agreements entered into on April 13, 2016, we will recognize a one-time non-cash charge during the second quarter of 2016 related to the conversion, equal to the difference between the fair value of consideration delivered to the holders and the fair value of the consideration that was issuable under the original indenture governing the convertible notes. We expect that interest expense will increase in the second quarter of 2016 as a result of this charge and then decrease in subsequent periods due to the overall reduction in outstanding long-term debt as a result of the conversion.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since February 26, 2016, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2015. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
(in thousands)	2016	2015
Product revenues, net	$9,968	$—
License and collaboration revenues	11,313	14,842
Cost of product revenues	(711)	—
Research and development expenses	(32,882)	(35,679)
Selling, general and administrative expenses	(17,795)	(9,189)

Loss from operations	(30,107)	(30,026)
Interest income	72	47
Interest expense	(8,580)	(4,566)
Other (expense) income, net	(43)	113

Net loss	$(38,658)	$(34,432)

Product revenues, net

We commenced product sales of ONIVYDE in the fourth quarter of 2015 subsequent to approval by the FDA. For the three months ended March 31, 2016, we recognized net product revenues of $10.0 million. No net product revenues were recognized during the three months ended March 31, 2015.

License and collaboration revenues

License and collaboration revenues were $11.3 million for the three months ended March 31, 2016 compared to $14.8 million for the three months ended March 31, 2015, a decrease of $3.5 million, or 24%. This revenue was recognized under the proportional performance revenue recognition model and the decrease was primarily attributable to the timing of the work performed under our Baxalta collaboration.

Cost of product revenues

We recognized $0.7 million of cost of product revenues during the three months ended March 31, 2016. We began recognizing cost of product revenues for the first time in the fourth quarter of 2015 subsequent to the approval of ONIVYDE by the FDA. No cost of product revenues was recognized during the three months ended March 31, 2015.

Research and development expenses

Research and development expenses were $32.9 million for the three months ended March 31, 2016 compared to $35.7 million for the three months ended March 31, 2015, a decrease of $2.8 million, or 8%. This decrease was primarily attributable to:

•	$4.1 million of decreased ONIVYDE expenses primarily due to manufacturing campaigns that took place during the three months ended March 31, 2015 as well as the winding down of our Phase 3 clinical trial that supported the approval of ONIVYDE by the FDA; and

•	$1.3 million of decreased MM-141 expenses primarily due to the timing of costs associated with our ongoing clinical trial, diagnostic efforts and manufacturing campaigns.

These decreases were partially offset by $2.3 million of increased MM-121 expenses related to the February 2015 initiation of a Phase 2 clinical trial of MM-121 in non-small cell lung cancer.

Selling, general and administrative expenses

Selling, general and administrative expenses were $17.8 million for the three months ended March 31, 2016 compared to $9.2 million for the three months ended March 31, 2015, an increase of $8.6 million, or 94%. This increase was primarily attributable to $6.7 million of increased expenses to support commercial sales of ONIVYDE as well as increased labor and labor-related expenses and facility-related costs required to support our overall growth.

Interest expense

Interest expense was $8.6 million for the three months ended March 31, 2016 compared to $4.6 million for the three months ended March 31, 2015. This increase was primarily attributable to interest expense related to our 2022 notes that were issued in December 2015, offset by a decrease in interest expense related to our previously-outstanding loans payable with Hercules Technology Growth Capital, Inc. that were repaid in full during December 2015.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and secured debt financings. Through March 31, 2016, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes and $436.6 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $3.9 million in upfront fees and reimbursements as of March 31, 2016. As of March 31, 2016, we had unrestricted cash and cash equivalents and marketable securities of $132.4 million.

As of March 31, 2016, within our unrestricted cash and cash equivalents, $0.2 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $0.2 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash used in operating activities	$(53,523)	$(35,079)
Cash (used in) provided by investing activities	(85,491)	23,959
Cash provided by financing activities	1,645	4,265

Net decrease in cash and cash equivalents	$(137,369)	$(6,855)

Operating activities

Cash used in operating activities of $53.5 million during the three months ended March 31, 2016 was primarily a result of our $38.7 million net loss, partially offset by non-cash items of $7.3 million, including $3.5 million of stock-based compensation expense and $2.2 million in non-cash interest expense, and changes in operating assets and liabilities of $22.1 million. The change in operating assets and liabilities during the three months ended March 31, 2016 was primarily driven by increases in accounts receivable and inventory related to the commercialization and sale of ONIVYDE, offset by a decrease in deferred revenue related to the Baxalta agreement. Cash used in operating activities of $35.1 million during the three months ended March 31, 2015 was primarily a result of our net loss of $34.4 million, partially offset by non-cash items of $6.4 million, including $3.4 million of stock-based compensation expense and $1.9 million in non-cash interest expense, and changes in operating assets and liabilities of $7.0 million. The change in operating assets and liabilities during the three months ended March 31, 2015 was primarily driven by a decrease in deferred revenue related to the Baxalta agreement, offset by an increase in accounts payable and accrued expenses.

Investing activities

Cash used in investing activities of $85.5 million during the three months ended March 31, 2016 was primarily due to purchases of marketable securities of $84.3 million in addition to $1.2 million of property and equipment purchases. Cash provided by investing activities of $24.0 million during the three months ended March 31, 2015 was primarily due to maturities of marketable securities of $25.2 million, partially offset by $1.2 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $1.6 million during the three months ended March 31, 2016 was due to proceeds received from the exercise of common stock options. Cash provided by financing activities of $4.3 million during the three months ended March 31, 2015 was primarily due to $3.1 million of proceeds received from the exercise of common stock options and warrants in addition to $1.1 million of proceeds received from the issuance of convertible preferred stock by Silver Creek.

Borrowings and other liabilities

In December 2015, we closed a private placement of $175.0 million aggregate principal amount of 2022 notes. The 2022 notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. We will pay semi-annual installments of principal on the 2022 notes of $21,875,000 each, subject to adjustment as provided in the 2022 notes, on June 15 and December 15 of each year, beginning on June 15, 2019. The 2022 notes will mature on December 15, 2022, unless earlier redeemed or repurchased in accordance with their terms prior to such date. See Note 10, “Borrowings,” in the accompanying notes to condensed consolidated financial statements for additional information.

In July 2013, we issued convertible notes in the aggregate principal amount of $125.0 million. The convertible notes are convertible into common stock upon satisfaction of certain conditions. The convertible notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The convertible notes will mature on July 15, 2020 unless earlier repurchased by us or converted at the option of holders. On April 13, 2016, we entered into the conversion agreements with certain holders of our convertible notes. Under the conversion agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of convertible notes held by them. See Note 10, “Borrowings,” and Note 13, “Subsequent Events,” in the accompanying notes to condensed consolidated financial statements for additional information.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external sources of funds, other than our collaboration with Baxalta for the development and commercialization of ONIVYDE, which is terminable by Baxalta for convenience upon 180 days’ prior written notice, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and commitments

Our contractual obligations and commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 26, 2016. There have been no material changes from the contractual obligations and commitments previously disclosed in that Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. Subsequent to the issuance of ASU 2014-09, the FASB also issued the following updates related to Accounting Standards Codification, or ASC, 606:

•	In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” whereby the effective date for the new revenue standard was deferred by one year. As a result of ASU 2015-14, the new revenue standard is now effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is now permitted for annual periods beginning after December 15, 2016, including interim periods within that annual period.

•	In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify the implementation guidance on principal versus agent considerations.

•	In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to clarify the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and to clarify the categorization of licenses of intellectual property.

We are currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on our consolidated financial statements, including the adoption method to be utilized.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, and early adoption is permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements, but may impact our footnote disclosures.

In January 2016, the FASB issued ASU 2016-01, “Financial Statements – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities,” which contains a number of provisions related to the measurement, presentation and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption of this guidance is not permitted with the exception of certain specific presentation requirements that are not currently applicable to us. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes all existing lease accounting guidance within ASC 840. The new standard requires that lease assets and lease liabilities be recognized by lessees for those leases previously classified as operating leases under ASC 840, with limited exceptions. This update also creates a new definition of a lease and provides guidance as to whether a contract is or contains a lease. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. We are currently evaluating the potential impact that the adoption of this guidance may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-03, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either liabilities or equity and classification of excess tax benefits on the statement of cash flows. This guidance also permits a new entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the potential impact that the adoption of this guidance may have on our consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $38.7 million for the three months ended March 31, 2016, $147.8 million for the year ended December 31, 2015 and $83.6 million for the year ended December 31, 2014. As of March 31, 2016, we had an accumulated deficit of $840.7 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and secured debt financings. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE. We have not completed development of or commercialized any other therapeutic product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our most advanced product candidates;

•	continue the research and development of our other product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	continue to support our sales, marketing and distribution infrastructure and scale up manufacturing capabilities to meet the commercial demand for ONIVYDE and other products for which we may seek regulatory approval; and

•	continue to provide the operational, financial and management information systems and personnel to support our product development and continued commercialization.

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

We currently have, and will continue to have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020, or convertible notes, and in December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022, or 2022 notes. In April 2016, certain holders of the convertible notes agreed to convert an aggregate of $64.2 million of convertible notes held by them into shares of our common stock. We could in the future incur additional indebtedness beyond such amounts.

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and, even if regulatory approval is obtained, achieve product sales of any of our product candidates other than ONIVYDE. In addition, ONIVYDE or any of our other product candidates, if approved, may not achieve commercial success. We began commercializing ONIVYDE under the brand name ONIVYDE in the United States in the fourth quarter of 2015. If we fail to generate sufficient revenues from the sale of ONIVYDE or the commercialization of any of our product candidates, we will need to continue to rely on additional financing to achieve our business objectives.

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

We have invested a significant portion of our efforts and financial resources in the development of ONIVYDE and our other clinical stage product candidates for the treatment of various types of cancer. Although we have obtained FDA and TFDA approval for ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively, all of our product candidates, including ONIVYDE in additional indications, are still in preclinical and clinical development. Our ability to generate meaningful product revenues will depend heavily on the successful commercialization of ONIVYDE and development of our product candidates. The success of ONIVYDE and our product candidates, which include both our therapeutic product candidates and diagnostic candidates, will depend on several factors, including the following:

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

We have out-licensed the rights for the development and commercialization of ONIVYDE outside of the United States and Taiwan. In order to market our products outside of the United States, we or our collaboration partners must comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. Potential risks include that the regulatory authorities may not:

•	deem our products safe and effective;

•	find the data from clinical trials sufficient to support approval;

•	approve of manufacturing processes and facilities; or

•	approve our products for any or all indications for which approval is sought.

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

Even though ONIVYDE has been approved for marketing in the United States and Taiwan, we may never receive approval to commercialize our other product candidates in the United States or other jurisdictions, or to commercialize ONIVYDE in other parts of the world. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and successful interim results of a clinical trial do not necessarily predict successful final results.

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

For example, in February 2015, we stopped enrolling patients in our Phase 2 clinical trial of MM-111, a bispecific antibody product candidate, for the treatment of advanced gastric, esophageal and gastroesophageal junction cancers prior to full enrollment based on a recommendation from the Data Safety Monitoring Board for that clinical trial, which cited shorter progression free survival on the treatment arm relative to the control arm in the overall patient population. We do not plan to invest in additional development of MM-111 at this time. In our previous Phase 2 clinical trial of MM-121 in patients with non-small cell lung cancer, two of the three cohorts (Groups A and C) failed to meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and ceased enrolling patients. Additionally, we did not meet the primary endpoints in our previous Phase 2 clinical trials of MM-121 in patients with ovarian cancer or in patients with breast cancer, although our ongoing biomarker analysis in each trial identified a potential subpopulation of patients benefiting from MM-121 in combination with either paclitaxel or exemestane, respectively.

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

If we are unable to effectively educate healthcare professionals or enter into agreements with third parties to sell and market our products, we may not be successful in commercializing ONIVYDE or any other product candidates for which we receive marketing approval.

ONIVYDE is the first product that we are commercializing. We have no prior experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either build a field organization or outsource this function to third parties. We have established an organization to educate healthcare professionals on ONIVYDE in the United States. We expect that Baxalta and PharmaEngine will market and sell ONIVYDE in the rest of the world in the jurisdictions in which they receive marketing approval. Our commercialization plans for our other therapeutic candidates will depend in part on any future collaborations into which we may enter.

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

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. Centers for Medicare & Medicaid Services, or CMS, surveys and publishes retail community pharmacy acquisition cost information in the National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. Changes in these reimbursement mechanisms may have an adverse effect on our revenue.

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

Risks Related to Our Dependence on Third Parties

The successful commercialization and continued development of ONIVYDE depends substantially on our collaboration with Baxalta. If Baxalta is unable or unwilling to commercialize or further develop ONIVYDE, or experiences significant delays in doing so, our business will be materially harmed.

In September 2014, we entered into a license and collaboration agreement with Baxalta for the development and commercialization of ONIVYDE. Prior to this collaboration, we did not have a history of working with Baxalta. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and commercial sale milestones, and provides us with royalty-based revenue if ONIVYDE is successfully commercialized. We cannot predict the success of the collaboration.

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

If Baxalta terminates our agreement at any time, whether on the basis of our uncured material breach or for any other reason, it would delay or prevent our further development of ONIVYDE and materially harm our business and could accelerate our need for additional capital. In particular, we would have to fund the future clinical development and commercialization of ONIVYDE outside of the United States on our own, seek another collaborator or licensee for such clinical development and commercialization, or abandon the future clinical development and commercialization of ONIVYDE outside of the United States.

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

In connection with the termination of our license and collaboration agreement with Sanofi for the development and commercialization of MM-121 in 2014, we assumed an agreement with a third-party manufacturer for the manufacture of MM-121. We do not have any other agreements with third-party manufacturers for the clinical supply to us of ONIVYDE or commercial supply to us of ONIVYDE or any other product candidates, and we may be unable to conclude such agreements or to do so on acceptable terms. Reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, or Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the enforceable proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business.

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

In addition, our patents on ONIVYDE may also be challenged in a federal court in connection with a third party’s abbreviated new drug application, or ANDA, or a Section 505(b)(2) new drug application, or NDA, seeking FDA approval to market a generic version of ONIVYDE, resulting in a patent challenge to one or more patents listed in the Orange Book for ONIVYDE. This patent challenge can result in one or more of those Orange Book patents for ONIVYDE being deemed uninfringed, invalid, unenforceable and/or narrowed in scope, which could compromise the scope or duration of our exclusive rights in the relevant product. An ANDA or Section 505(b)(2) NDA can be filed at any time after FDA approval of ONIVYDE. Other challenges to a patent may be mounted without regard to the date of an FDA approval.

Our patents as issued or as subsequently limited by any litigation might not contain claims that are sufficiently broad to prevent others from circumventing our patent protection and utilizing our technologies. For instance, the issued patents relating to ONIVYDE and our product candidates may be limited to a particular indication and/or composition and may not cover similar compositions that have similar clinical properties. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. Also, our pending patent applications may not issue, and we may not receive any additional patents. We cannot be sure that our patents and patent applications, including our own and those that we have rights to under licenses from third parties, will adequately protect our intellectual property for a number of reasons, including, among other things, the following: (i) the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions; (ii) the actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country; (iii) the laws of foreign countries in which we market our products may afford little or no effective protection to our intellectual property, thereby easing our competitors’ ability to compete with us in such countries; (iv) intellectual property laws and regulations and legal standards relating to the validity, scope and enforcement of patents covering pharmaceutical and biotechnological inventions are continually developing and changing, both in the United States and in other important markets outside the United States; (v) third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and (vi) the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our and our partners’ patent applications may result in patents with narrower coverage than we desire or have planned for.

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

Because our diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For several of our clinical stage product candidates, namely MM-121, MM-141, and MM-151, we are attempting to develop an in vitro diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider these in vitro diagnostics to be “in vitro companion diagnostic devices” that require simultaneous approval or clearance with the therapeutics will depend on whether the FDA views the diagnostics to be essential to the safety and efficacy of these therapeutics.

Based on the FDA’s past practice with companion diagnostics, if we are successful in developing a diagnostic for any of our clinical stage product candidates, we would expect that FDA approval of an in vitro companion diagnostic, or possibly an in vivo companion diagnostic, would be required for approval and subsequent commercialization of each such therapeutic product candidate. We are not aware of any currently available diagnostics that, if necessary, would otherwise allow us to proceed with the approval and subsequent commercialization of our product candidates despite a delay in or failure of our attempts to develop diagnostics.

For ONIVYDE and MM-302, although we are also investigating possible in vitro diagnostics, we are currently developing in vivo diagnostics in the form of imaging agents that may help identify patients more likely to benefit from the therapy. Imaging agents for diagnostic use would most likely be regulated as drugs by the FDA’s Center for Drug Evaluation and Research and, as such, would be generally subject to the regulatory requirements applicable to other new drug candidates. Alternatively, several in vivo imaging agents have been regulated as medical devices by FDA’s Center for Devices and Radiological Health. Although the FDA has not issued guidance with respect to the simultaneous approval of in vivo diagnostics and therapeutics, it is possible that the FDA will apply a standard similar to that for in vitro diagnostics.

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

We have obtained orphan drug exclusivity in the United States for ONIVYDE for the treatment of pancreatic cancer and orphan medicinal product designation in the European Union for ONIVYDE for the treatment of pancreatic cancer. In addition, we have obtained orphan drug designation in the United States for MM-141 for the treatment of pancreatic cancer. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Law, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a biologics license application, or BLA. The BPCIA is complex and has yet to be fully interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our products approved as a biological product under a BLA should qualify for the twelve year period of exclusivity. However:

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

For example, in March 2010, President Obama signed into law the Health Care Reform Laws, which were intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, provide benefits for patients within a coverage gap in the Medicare Part D prescription drug program, implement rules regarding prescription drug benefits under the health insurance exchanges and changes to the Medicare Drug Rebate program, expand the Public Health Service’s, or PHS’, 340B drug pricing discount program, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Further, the Health Care Reform Laws impose a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners.

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

We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the CMS of our average manufacturer price, or AMP, and best price for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety net providers under the PHS 340B drug discount program.

We are liable for errors associated with our submission of pricing data and for overcharging government payers. For example, in addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly AMP and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our products. In addition, if we overcharge the government in connection with our Federal Supply Schedule, or FSS, contract or under any other government program, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the federal civil false claims act and other laws and regulations.

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

If we overcharge the government in connection with our FSS contract or the Tricare retail pharmacy program, whether due to a misstated Federal Ceiling Price, or FCP, or otherwise, we would be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the false claims act and other laws and regulations.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of ONIVYDE and any other products for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ONIVYDE and any other products for which we obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for the purchase, order or recommendation of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other, and violations are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor;

•	the federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Government enforcement agencies and private whistleblowers have initiated investigations or brought private lawsuits against pharmaceutical companies for a variety of allegedly improper promotional or marketing activities, such as allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates; allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; or engaging in promotion for “off-label” uses. Additionally, the Health Care Reform Laws amended the federal False Claims Act such that a violation of the federal anti-kickback statute can serve as a basis for liability under the False Claims Act;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, makes it a crime to knowingly and willfully execute or attempt to execute a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies reimbursable under Medicare and Medicaid to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests, and provides for public reporting of the data reported by manufacturers;

•	the U.S. Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from paying, offering to pay, promising or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity, and encompasses many healthcare professionals in many countries under the definition of a foreign government official;

•	the Bribery Act, which applies to U.S. companies such as ourselves that conduct business in the United Kingdom, proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official and failing to have adequate procedures to prevent employees and other agents from giving bribes; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. Other states require pharmaceutical manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, or prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers.

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

Future sales of shares of our common stock, including by us or our directors and executive officers or shares issued upon the exercise of currently outstanding options, or upon conversion of our outstanding convertible notes, could cause the market price of our common stock to drop significantly, even if our business is doing well.

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws, but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options, and we may issue shares of our common stock upon conversion of our outstanding convertible notes. The exercise of these options or the issuance of shares of our common stock upon conversion of our outstanding convertible notes and the subsequent sale of the underlying common stock could cause a further decline in our stock price. For instance, in April

2016, we issued an aggregate of 12,367,664 shares of our common stock to certain holders of our convertible notes who had agreed to convert an aggregate of $64.2 million of convertible notes. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: May 2, 2016	By:	/s/ Yasir B. Al-Wakeel
Yasir B. Al-Wakeel
Chief Financial Officer
(Principal Financial Officer)

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