Form 10-Q
period 2016-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2016-08-04
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 129,240,796 shares of Common Stock, $0.01 par value per share, outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts) (unaudited)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$21,491	$185,606
Marketable securities	61,176	—
Restricted cash	101	101
Accounts receivable, net	19,325	6,483
Inventory	12,321	3,717
Prepaid expenses and other current assets	4,619	5,487
Total current assets	119,033	201,394
Restricted cash	674	584
Property and equipment, net	19,614	21,915
Other assets	27	27
Intangible assets, net	7,066	7,355
Goodwill	3,605	3,605
Total assets	$150,019	$234,880
Liabilities, non-controlling interest and stockholders’ deficit
Current liabilities:
Accounts payable, accrued expenses and other	$44,796	$52,082
Deferred revenues	44,157	50,137
Deferred rent	1,935	1,527
Total current liabilities	90,888	103,746
Deferred revenues, net of current portion	39,900	51,197
Deferred rent, net of current portion	4,423	4,926
Deferred tax incentives, net of current portion	822	1,045
Long-term debt	215,544	257,655
Total liabilities	351,577	418,569
Commitments and contingencies
Non-controlling interest	(154)	239
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued or outstanding at June 30, 2016 or December 31, 2015	—	—
Common stock, $0.01 par value: 200,000 shares authorized at June 30, 2016 and December 31, 2015; 128,991 and 115,871 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,290	1,159
Additional paid-in capital	688,760	617,145
Accumulated other comprehensive income	1	—
Accumulated deficit	(891,455)	(802,232)
Total stockholders’ deficit	(201,404)	(183,928)
Total liabilities, non-controlling interest and stockholders’ deficit	$150,019	$234,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2016	2015	2016	2015
Revenues:
Product revenues, net	$12,851	$—	$22,819	$—
License and collaboration revenues	19,332	36,558	30,645	51,399
Other revenues	1,498	—	1,498	—
Total revenues	33,681	36,558	54,962	51,399
Costs and expenses:
Cost of revenues	1,872	—	2,583	—
Research and development expenses	40,996	42,806	73,878	78,485
Selling, general and administrative expenses	20,680	12,315	38,475	21,504
Total costs and expenses	63,548	55,121	114,936	99,989
Loss from operations	(29,867)	(18,563)	(59,974)	(48,590)
Other income and expenses:
Interest income	122	34	194	80
Interest expense	(21,149)	(4,482)	(29,729)	(9,048)
Other (expense) income, net	(64)	110	(107)	224
Net loss	(50,958)	(22,901)	(89,616)	(57,334)
Net (loss) income attributable to non-controlling interest	(208)	(123)	(393)	204
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(50,750)	$(22,778)	$(89,223)	$(57,538)
Other comprehensive income:
Unrealized gain on available-for-sale securities	15	21	1	68
Other comprehensive income	15	21	1	68
Comprehensive loss	$(50,735)	$(22,757)	$(89,222)	$(57,470)
Net loss per share available to common stockholders—basic and diluted	$(0.40)	$(0.21)	$(0.74)	$(0.53)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	126,161	109,975	121,112	108,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)	Six Months Ended June 30,
(unaudited)	2016	2015
Cash flows from operating activities
Net loss	$(89,616)	$(57,334)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	3,505	4,038
Non-cash loss on extinguishment of convertible notes due 2020	14,566	—
Loss on disposal of property and equipment	227	—
Depreciation and amortization expense	3,020	2,092
Stock-based compensation expense	7,891	8,337
Changes in operating assets and liabilities:
Accounts receivable	(12,842)	1,711
Inventory	(8,384)	—
Accounts payable, accrued expenses and other	(7,072)	7,474
Deferred revenues	(17,277)	(26,502)
Other assets and liabilities, net	1,556	527
Net cash used in operating activities	(104,426)	(59,657)
Cash flows from investing activities
Purchases of marketable securities	(84,262)	—
Proceeds from sales and maturities of marketable securities	23,000	53,963
Purchases of property and equipment	(2,050)	(4,105)
Net cash (used in) provided by investing activities	(63,312)	49,858
Cash flows from financing activities
Proceeds from exercise of options and warrants to purchase common stock	2,598	6,542
Proceeds from issuance of convertible promissory notes by Silver Creek Pharmaceuticals, Inc.	1,025	—
Proceeds from issuance of preferred stock by Silver Creek Pharmaceuticals, Inc.	—	1,233
Net cash provided by financing activities	3,623	7,775
Net decrease in cash and cash equivalents	(164,115)	(2,024)
Cash and cash equivalents, beginning of period	185,606	35,688
Cash and cash equivalents, end of period	$21,491	$33,664
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$434	$2,060
Receivables related to stock option exercises in prepaid expenses and other current assets	13	160
Principal amount of convertible notes due 2020 converted into shares of common stock	64,209	—
Transaction costs related to conversion of convertible notes due 2020 in accounts payable, accrued expenses and other	169	—
Supplemental disclosure of cash flows
Cash paid for interest	$12,484	$4,946

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

The Company has incurred significant expenses and operating losses to date, and it expects to continue to incur significant expenses and operating losses for at least the next several years. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

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

2. Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, is unaudited. The December 31, 2015 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or any future period.

These condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

As of June 30, 2016, the Company’s unrestricted cash and cash equivalents includes $0.7 million of cash and cash equivalents held by Silver Creek. This $0.7 million held by Silver Creek is designated for the operations of Silver Creek.

During the six months ended June 30, 2015, Silver Creek issued and sold a total of 1.0 million shares of Silver Creek Series B preferred stock at a price per share of $1.35 to investors and received net proceeds of $1.2 million, after deducting issuance costs. No shares of Silver Creek Series B preferred stock were sold during the six months ended June 30, 2016. The Company’s ownership of Silver Creek was 56% as of both June 30, 2016 and December 31, 2015. The change in the non-controlling interest related to Silver Creek was as follows:

(in thousands)	Non- Controlling Interest
Balance at December 31, 2015	$239
Net loss attributable to Silver Creek	(393)
Balance at June 30, 2016	$(154)

(in thousands)	Non- Controlling Interest
Balance at December 31, 2014	$69
Net income attributable to Silver Creek	204
Balance at June 30, 2015	$273

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

The stock options, warrants and conversion premium on the Convertible Notes are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2016 and 2015 causes such securities to be anti-dilutive. Outstanding securities excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2016 and 2015 are shown in the chart below:

	Three and Six Months Ended June 30,
(in thousands)	2016	2015
Outstanding options to purchase common stock	21,647	19,426
Common stock warrants	—	377
Conversion of the Convertible Notes	12,158	25,000

4. License and Collaboration Agreements

Baxalta

On September 23, 2014, the Company and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA entered into a license and collaboration agreement (the “Baxalta Agreement”) for the development and commercialization of ONIVYDE outside of the United States and Taiwan (the “Licensed Territory”). In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta Agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta Agreement, the Company granted Baxalta an exclusive, royalty-bearing right and license under the Company’s patent rights and know-how to develop and commercialize ONIVYDE in the Licensed Territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize ONIVYDE in the Licensed Territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and the Company is responsible for approving changes to the global development plan for ONIVYDE, including all budgets, and overseeing the parties’ development and commercialization activities with respect to ONIVYDE. Unless otherwise agreed, the Company will be responsible for conducting all clinical trials contemplated by the global development plan for ONIVYDE and manufacturing all clinical material needed for such trials. Baxalta also has the option to manufacture ONIVYDE, in which case the Company will perform a technology transfer of its manufacturing process to Baxalta.

Under the terms of the Baxalta Agreement, the Company received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, the Company is eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which the Company has received $62.5 million from Baxalta through June 30, 2016, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which the Company has received $30.0 million from Baxalta through June 30, 2016, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta Agreement, the Company will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, the Company expects most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. The Company and Baxalta will share equally all other clinical trial costs contemplated by the global development plan. The Company is also entitled to tiered, escalating royalties ranging from sub-teen double digits to low twenties percentages of net sales of ONIVYDE in the Licensed Territory.

In February 2016, the Company and Baxalta entered into a commercial supply agreement (the “Baxalta Supply Agreement”) pursuant to which the Company supplies ONIVYDE bulk drug substance to Baxalta and, at Baxalta’s option, manages fill and finish activities conducted by a third-party contract manufacturer for Baxalta. The Company began supplying bulk drug substance under the Baxalta Supply Agreement during the second quarter of 2016 and recognized $1.2 million of revenue during the three and six months ended June 30, 2016. Revenue and cost of goods sold associated with the Baxalta Supply Agreement are included within “Other revenues” and “Cost of revenues” on the consolidated statements of operations and comprehensive loss.

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

The Company has determined that the collaboration represents a services agreement and as such has estimated the level of effort expected to be completed as a result of providing the identified deliverables. The Company will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by June 30, 2021. The Company will periodically review and, if necessary, revise the estimated service period related to its collaboration with Baxalta. As of June 30, 2016, the Company has achieved $62.5 million of the $90.0 million of forecasted non-substantive milestones that are included in the Company’s proportional performance revenue recognition model and $30.0 million of the $530.0 million of substantive milestones that are included in the Baxalta Agreement.

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

During the second quarter of 2015, the European Medicines Agency (“EMA”) accepted for review a Marketing Authorization Application (“MAA”) filed by Baxalta for ONIVYDE. As a result of this acceptance, the Company recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. In August 2015, the Company achieved a $15.0 million milestone related to the submission of the protocol for the Company’s Phase 2 clinical trial of ONIVYDE in front-line metastatic pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. In October 2015, the Company achieved an additional $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of ONIVYDE in front-line pancreatic cancer. This milestone is also a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. In the second quarter of 2016, the South Korean Ministry of Food and Drug Safety (the “MFDS”) accepted for review a new drug application filed by Baxalta for ONIVYDE. As a result of this acceptance, the Company recognized $10.0 million of license and collaboration revenue related to a substantive milestone payment owed from Baxalta.

During the three and six months ended June 30, 2016 and 2015, the Company recognized revenue based on the following components of the Baxalta Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Proportional performance revenue recognition model	$9,332	$16,558	$20,645	$31,399
Substantive milestones	10,000	20,000	10,000	20,000
Total	$19,332	$36,558	$30,645	$51,399

As of June 30, 2016 and December 31, 2015, the Company maintained the following assets and liabilities related to the Baxalta Agreement:

(in thousands)	June 30, 2016	December 31, 2015
Accounts receivable, billed	$642	$1,336
Accounts receivable, unbilled	233	626
Deferred revenues	80,064	97,365

Of the $80.1 million of deferred revenues related to the Baxalta Agreement as of June 30, 2016, $44.2 million is classified as current in the condensed consolidated balance sheets based upon the Company’s estimate of revenues that will be recognized under the proportional performance revenue recognition model as a result of effort expected to be completed within the next twelve months.

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

On September 22, 2014, the Company amended the PharmaEngine Agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that the Company is required to pay to PharmaEngine. As a result of this amendment, the Company made a $7.0 million milestone payment to PharmaEngine in September 2014. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment was paid to PharmaEngine in the second quarter of 2015. Prior to the amendment of the PharmaEngine Agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense during the year ended December 31, 2014. In July 2015, the Company made an $11.0 million milestone payment to PharmaEngine in connection with the EMA’s acceptance for review of an MAA for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2015. In June 2016, the Company also made a $10.0 million milestone payment to PharmaEngine in connection with the MFDS’s acceptance for review of a new drug application for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2016.

During the three months ended June 30, 2016 and 2015, the Company recognized research and development expenses related to the PharmaEngine Agreement of $10.0 million and $11.1 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized research and development expenses related to the PharmaEngine Agreement of $10.1 million and $11.3 million, respectively.

In August 2015, the Company and PharmaEngine also entered into a commercial supply agreement (the “PharmaEngine Supply Agreement”) pursuant to which the Company supplies ONIVYDE bulk drug substance to PharmaEngine. The Company began supplying bulk drug substance under the PharmaEngine Supply Agreement in the second quarter of 2016 and recognized $0.3 million of revenue during the three and six months ended June 30, 2016. Revenue and cost of goods sold associated with the PharmaEngine Supply Agreement are included within “Other revenues” and “Cost of revenues” on the consolidated statements of operations and comprehensive loss.

Actavis

In November 2013, the Company and Watson Laboratories, Inc. (“Actavis”) entered into a development, license and supply agreement (the “Actavis Agreement”) pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. The Actavis Agreement was subsequently amended in January 2015 to transfer certain responsibilities from the Company to Actavis in exchange for reducing the aggregate milestone payments that the Company is eligible to receive by $0.4 million. Under the Actavis Agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, additional products may be developed for Actavis in the future, the identities of which will be mutually agreed upon. The Company is eligible to receive up to $15.1 million in milestone and development payments, as well as additional reimbursement for specific activities performed by the Company at the request of Actavis, of which $4.0 million in total has been received through June 30, 2016. The Company will also receive a double digit percentage of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price.

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

The Company applied revenue recognition guidance to determine whether the performance obligations under the Actavis Agreement, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has recorded $4.0 million of billed and billable milestones and development expenses related to the Actavis Agreement as deferred revenue as of both June 30, 2016 and December 31, 2015. This revenue is expected to be recognized by the Company over the ten year period that begins after Actavis’ first sale of the applicable product under the Actavis Agreement.

5. Product Revenue Reserves and Allowances

The following table summarizes activity in each of the product revenue reserve and allowance categories for the six months ended June 30, 2016:

(in thousands)	Trade Allowances	Rebates and Chargeback Discounts	Product Returns	Other Incentives	Total
Balance at December 31, 2015	$138	$362	$32	$8	$540
Provisions related to sales in the current year	813	2,403	170	12	3,398
Adjustments related to sales in the prior year	—	(127)	—	—	(127)
Credits and payments made	(578)	(1,801)	(26)	(6)	(2,411)
Balance at June 30, 2016	$373	$837	$176	$14	$1,400

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

Recurring Fair Value Measurements

The following tables show assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$8,476	$—	$—
Corporate debt securities	—	2,503	—
Total cash equivalents	$8,476	$2,503	$—
Marketable securities:
Commercial paper	$—	$20,979	$—
Corporate debt securities	—	21,200	—
U.S. government agency securities	—	18,997	—
Total marketable securities	$—	$61,176	$—

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$704	$—	$—
Total cash equivalents	$704	$—	$—

There were no changes in valuation techniques or transfers between the fair value measurement levels during the three or six months ended June 30, 2016 or during the year ended December 31, 2015. There were no liabilities measured at fair value on a recurring basis as of June 30, 2016 or December 31, 2015.

Non-Recurring Fair Value Measurements

Certain assets, including in-process research and development intangible assets, may be measured at fair value on a non-recurring basis in periods subsequent to initial recognition. No non-recurring fair value measurements were required during the three or six months ended June 30, 2016 or 2015.

Other Fair Value Measurements

The estimated fair value of the Convertible Notes was $70.5 million as of June 30, 2016. The Company estimated the fair value of the Convertible Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Convertible Notes is $45.0 million as of June 30, 2016 due to the bifurcation of the conversion feature of the Convertible Notes as described more fully in Note 10, “Borrowings.”

As discussed in Note 10, “Borrowings,” in December 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022 (the “2022 Notes”). The Company estimated the fair value of the 2022 Notes by using publicly-available information related to one of the 2022 Notes borrower’s portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input. The estimated fair value of the 2022 Notes was $168.3 million as of June 30, 2016. The carrying value of the 2022 Notes was $169.5 million as of June 30, 2016.

As discussed in Note 10, “Borrowings,” Silver Creek issued $1.0 million of convertible promissory notes (the “Silver Creek Notes”) in May 2016. The Company estimated the fair value of the Silver Creek Notes using a probability-weighted valuation based upon the likelihood of Silver Creek Notes being converted to shares of Silver Creek equity, which is classified as a Level 3 input. The estimated fair value of the Silver Creek Notes was $1.0 million as of June 30, 2016. The carrying value of the Silver Creek Notes was also $1.0 million as of June 30, 2016.

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

Cash equivalents and marketable securities as of June 30, 2016 consisted of the following:

	June 30, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$8,476	$—	$—	$8,476
Corporate debt securities	2,504	—	(1)	2,503
Total cash equivalents	$10,980	$—	$(1)	$10,979
Marketable securities:
Commercial paper	$20,980	$4	$(5)	$20,979
Corporate debt securities	21,200	1	(1)	21,200
U.S. government agency securities	18,994	3	—	18,997
Total marketable securities	$61,174	$8	$(6)	$61,176

As of December 31, 2015, the Company maintained only cash equivalents comprised of money market funds.

There were no realized gains or losses on available-for-sale securities during the three or six months ended June 30, 2016 or 2015. As of June 30, 2016, the Company held six individual cash equivalents or available-for-sale securities that had been in an unrealized loss position for less than twelve months, and the aggregate fair value of such securities was $22.6 million. As of June 30, 2016, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. The Company determined that there was no material change in the credit risk of the investments. As a result, the Company determined it did not hold any securities with an other-than-temporary-impairment as of June 30, 2016.

8. Inventory

Inventory as of June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Raw materials	$4,231	$900
Work in process	6,659	2,743
Finished goods	1,431	74
Total inventory	$12,321	$3,717

Inventory acquired prior to receipt of marketing approval of ONIVYDE was expensed as research and development expense as incurred. The Company began to capitalize the costs associated with the production of ONIVYDE upon receipt of approval from the U.S. Food and Drug Administration on October 22, 2015.

9. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Accounts payable	$12,046	$5,049
Accrued goods and services	13,954	14,295
Accrued clinical trial costs	9,696	12,764
Accrued drug purchase costs	155	7,460
Accrued payroll and related benefits	6,381	9,009
Accrued interest	2,100	3,041
Accrued dividends payable	19	19
Deferred tax incentives	445	445
Total accounts payable, accrued expenses and other	$44,796	$52,082

10. Borrowings

2022 Notes

On December 22, 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 11.50% 2022 Notes. As a result of this placement, the Company received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by the Company. The 2022 Notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. The Company will pay semi-annual installments of principal on the 2022 Notes of $21,875,000 each on June 15 and December 15 of each year, beginning on June 15, 2019. The 2022 Notes will mature on December 15, 2022, unless earlier redeemed or repurchased in accordance with their terms prior to such date.

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

Debt issuance costs incurred by the Company are accounted for as a direct deduction to the carrying value of the 2022 Notes and are amortized to interest expense using the effective interest method over the life of the 2022 Notes. For the three and six months ended June 30, 2016, interest expense related to the 2022 Notes was approximately $5.2 million and $10.4 million, respectively.

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

The Company separately accounted for the liability and equity components of the Convertible Notes by bifurcating gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or equity component. This bifurcation was done by estimating an effective interest rate as of the date of issuance for similar notes which do not contain an embedded conversion option. The gross proceeds received from the issuance of the Convertible Notes less the initial amount allocated to the indebtedness resulted in a $53.8 million allocation to the embedded conversion option. The embedded conversion option was recorded in stockholders’ deficit and as debt discount, to be subsequently amortized as interest expense over the term of the Convertible Notes. Underwriting discounts and commissions and offering expenses totaled $4.4 million and were allocated to the indebtedness and the embedded conversion option based on their relative values.

On April 13, 2016, the Company entered into separate, privately-negotiated conversion agreements (the “Conversion Agreements”) with certain holders of the Convertible Notes. Under the Conversion Agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of Convertible Notes held by them. The Company initially settled each $1,000 principal amount of Convertible Notes surrendered for conversion by delivering 136 shares of the Company’s common stock on April 18, 2016. In total, the Company issued an aggregate of 8,732,152 shares of its common stock on this initial closing date. In addition, pursuant to the Conversion Agreements, at the additional closings (as defined in the Conversion Agreements), the Company issued an aggregate of 3,635,511 shares of the Company’s common stock representing an aggregate of $27.7 million as additional payments in respect of the conversion of the Convertible Notes. The number of additional shares was determined based on the daily VWAP (as defined in the Conversion Agreements) of the Company’s common stock for each of the trading days in the 10-day trading period following the date of the Conversion Agreements. The issuance of 12,367,663 total shares of the Company’s common stock pursuant to the Conversion Agreements resulted in an increase to common stock and additional paid-in capital of $101.0 million.

As a result of the conversion, the Company recognized an overall loss on extinguishment of $14.6 million representing the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the Convertible Notes, based on the fair value of that component at the time of conversion, and the net carrying value of the liability. The loss on extinguishment was recorded as interest expense during the second quarter of 2016. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $39.8 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $0.2 million of interest expense and a $0.2 million reduction of additional paid-in capital.

The outstanding Convertible Notes will mature on July 15, 2020 (the “Maturity Date”), unless earlier repurchased by the Company or converted at the option of holders. Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2020 only under the following circumstances:

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

For the three months ended June 30, 2016 and 2015, interest expense related to the Convertible Notes was $16.0 million and $3.4 million, respectively. For the six months ended June 30, 2016 and 2015, interest expense related to the Convertible Notes was $19.4 million and $6.8 million, respectively. As discussed above, interest expense for the three and six months ended June 30, 2016 includes the loss on extinguishment of $14.6 million associated with the April 2016 conversion of the Convertible Notes as well as $0.2 million of related transaction costs.

Silver Creek Convertible Promissory Notes

In May 2016, Silver Creek issued an aggregate of $1.0 million of Silver Creek Notes that are automatically convertible into shares of Silver Creek equity under a variety of conversion scenarios. The Silver Creek Notes bear interest at 6% per annum and mature and convert, along with accrued interest, into Silver Creek Series B preferred stock at a conversion price of $1.35 per share on December 31, 2016. If, prior to maturity, Silver Creek enters into a sale or series of related sales of equity securities resulting in at least $4.0 million of gross proceeds, the Silver Creek Notes will convert into the equity securities sold at the lesser of the price paid per share for the equity securities or $1.60 per share. Principal and accrued interest related to the Silver Creek Notes may not be paid in cash by Silver Creek without the consent of the majority noteholders. The Silver Creek Notes are classified as non-current as of June 30, 2016, as it is not expected that the Silver Creek Notes will be settled in cash.

Future Minimum Payments under Outstanding Borrowings

Future minimum payments under outstanding borrowings as of June 30, 2016 are as follows:

(in thousands)	Convertible Notes	2022 Notes
Remainder of 2016	$1,368	$10,063
2017	2,736	20,125
2018	2,736	20,125
2019	2,736	62,617
2020 and thereafter	63,527	157,664
Total	73,103	270,594
Less interest	(12,310)	(95,594)
Less unamortized discount	(15,798)	(5,476)
Less current portion	—	—
Long-term debt	$44,995	$169,524

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

In February 2016, 4.1 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. At June 30, 2016, there were 3.3 million shares remaining available for grant under the 2011 Plan.

During the six months ended June 30, 2016 and 2015, the Company issued options to purchase 3.8 million and 2.7 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Options granted to directors vest immediately.

The fair value of stock options granted to employees during the three and six months ended June 30, 2016 and 2015 was estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.1 – 1.5%	1.5 – 1.8%	1.1 – 1.5%	1.5 – 1.8%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.0 – 5.8 years	5.0 – 5.9 years	5.0 – 5.8 years	5.0 – 5.9 years
Expected volatility	67 – 69%	66 – 67%	67 – 69%	66 – 67%

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

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2016 and 2015 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Employee awards:
Research and development expense	$1,804	$2,369	$3,672	$4,335
Selling, general and administrative expense	2,773	2,576	4,438	3,954
Stock-based compensation expense for employee awards	4,577	4,945	8,110	8,289
Stock-based compensation expense for non-employee awards	—	22	1	48
Less: stock-based compensation expense capitalized to inventory	(90)	—	(220)	—
Total stock-based compensation expense	$4,487	$4,967	$7,891	$8,337

The following table summarizes stock option activity during the six months ended June 30, 2016:

			Weighted-Average Remaining	Aggregate
(in thousands, except per share amounts)	Shares	Weighted-Average Exercise Price	Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2015	19,211	$5.72	6.24	$47,963
Granted	3,772	$5.61
Exercised	(752)	$3.45
Forfeited	(584)	$7.05
Outstanding at June 30, 2016	21,647	$5.75	6.38	$16,475
Vested and expected to vest at June 30, 2016	21,260	$5.73	6.32	$16,470
Exercisable at June 30, 2016	15,797	$5.31	5.37	$16,224

The weighted-average grant date fair value per share of stock options granted during the three months ended June 30, 2016 and 2015 was $3.73 and $6.95, respectively. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2016 and 2015 was $3.35 and $5.75, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2016 and 2015 was $0.6 million and $10.3 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $2.7 million and $23.8 million, respectively.

As of June 30, 2016, there was $20.9 million of total unrecognized stock-based compensation expense related to unvested employee stock awards. The Company expects to recognize this expense over a weighted-average period of approximately 2.0 years.

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

•

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Technical Expedients,” to clarify guidance on transition, determining collectibility, non-cash consideration and the presentation of sales and other similar taxes.

The Company is currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on the consolidated financial statements, including the adoption method to be utilized.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, and early adoption is permitted. The Company expects that the adoption of this guidance will only impact the notes to the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the consolidated financial statements.

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

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our systems biology approach, conducting clinical trials for our product candidates, protecting our intellectual property, preparing for and initiating the commercial launch of ONIVYDE and providing general and administrative support for these operations. We began to generate revenue from product sales for the first time in the fourth quarter of 2015 and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and secured debt financings.

As of June 30, 2016, we had unrestricted cash and cash equivalents and marketable securities of $82.7 million. We believe that our existing financial resources, together with anticipated net product revenues and net royalty payments from sales of ONIVYDE and the net milestone payments and reimbursements we expect to receive under our Baxalta collaboration, will be sufficient to fund our operations into the second quarter of 2017. In addition, we have the ability to further manage spending as needed.

On April 13, 2016, we entered into separate, privately-negotiated conversion agreements, or the conversion agreements, with certain holders of our 4.50% convertible notes due 2020, or the convertible notes. The execution of the conversion agreements resulted in the conversion of an aggregate principal amount of $64.2 million of convertible notes and the issuance of 12,367,663 shares of our common stock. See Note 10, “Borrowings,” in the accompanying notes to the condensed consolidated financial statements for additional information.

We have never been profitable and, as of June 30, 2016, we had an accumulated deficit of $891.5 million. Our net loss was $51.0 million and $89.6 million for the three and six months ended June 30, 2016, respectively, and $22.9 million and $57.3 million for the three and six months ended June 30, 2015, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which have entered or we expect will be entering late stage clinical development. In addition, in connection with supporting commercial sales of ONIVYDE and with seeking and possibly obtaining regulatory approval of any of our other product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Baxalta

On September 23, 2014, we entered into a license and collaboration agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, which we refer to as the Baxalta agreement, for the development and commercialization of ONIVYDE outside of the United States and Taiwan, or the licensed territory. In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta agreement, we granted Baxalta an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize ONIVYDE in the licensed territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize ONIVYDE in the licensed territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and us is responsible for approving changes to the global development plan for ONIVYDE, including all budgets, and overseeing the parties’ development and commercialization activities with respect to ONIVYDE. Unless otherwise agreed, we will be responsible for conducting all clinical trials contemplated by the global development plan for ONIVYDE and manufacturing all clinical material needed for such trials. Baxalta also has the option to manufacture ONIVYDE, in which case we will perform a technology transfer of our manufacturing process to Baxalta.

Under the terms of the Baxalta agreement, we received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, we are eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which we have received $62.5 million from Baxalta through June 30, 2016, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which we have received $30.0 million from Baxalta through June 30, 2016, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta agreement, we will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxalta all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double digits to low twenties percentages of net sales of ONIVYDE in the licensed territory.

In February 2016, we entered into a commercial supply agreement with Baxalta pursuant to which we supply ONIVYDE bulk drug substance to Baxalta and, at Baxalta’s option, manage fill and finish activities conducted by a third-party contract manufacturer for Baxalta.

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

We have determined that the collaboration represents a services agreement and, as such, have estimated the level of effort expected to be completed as a result of providing the identified deliverables. We will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by June 30, 2021. We will periodically review and, if necessary, revise the estimated service period related to our collaboration with Baxalta. As of June 30, 2016, we have achieved $62.5 million of the $90.0 million of forecasted non-substantive milestones that are included in our proportional performance revenue recognition model and $30.0 million of the $530.0 million of substantive milestones that are included in the Baxalta agreement.

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

During the second quarter of 2015, the EMA accepted for review an MAA filed by Baxalta for ONIVYDE. As a result of this acceptance, we recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. In August 2015, we achieved a $15.0 million milestone related to the submission of the protocol for our Phase 2 clinical trial of ONIVYDE in front-line metastatic pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. In October 2015, we achieved an additional $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of ONIVYDE in front-line pancreatic cancer. This milestone is also a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. In the second quarter of 2016, the South Korean Ministry of Food and Drug Safety, or MFDS, accepted for review a new drug application filed by Baxalta for ONIVYDE. As a result of this acceptance, we recognized $10.0 million of revenue related to a substantive milestone payment owed from Baxalta.

During the three and six months ended June 30, 2016 and 2015, we recognized revenue based on the following components of the Baxalta agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Proportional performance revenue recognition model	$9,332	$16,558	$20,645	$31,399
Substantive milestones	10,000	20,000	10,000	20,000
Total	$19,332	$36,558	$30,645	$51,399

As of June 30, 2016 and December 31, 2015, we maintained the following assets and liabilities related to the Baxalta agreement:

(in thousands)	June 30, 2016	December 31, 2015
Accounts receivable, billed	$642	$1,336
Accounts receivable, unbilled	233	626
Deferred revenues	80,064	97,365

Of the $80.1 million of deferred revenues related to the Baxalta agreement as of June 30, 2016, $44.2 million is classified as current in our condensed consolidated balance sheets based upon our estimate of revenues that will be recognized under the proportional performance revenue recognition model as a result of effort expected to be completed within the next twelve months.

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. The Actavis agreement was subsequently amended in January 2015 to transfer certain responsibilities from us to Actavis in exchange for reducing the aggregate milestone payments that we are eligible to receive by $0.4 million. Under the Actavis agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.1 million in milestone and development payments, as well as additional reimbursement for specific activities performed by us at the request of Actavis, of which $4.0 million in total has been received through June 30, 2016. We will also receive a double digit percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price.

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

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have recorded $4.0 million of total billed and billable milestones and development expenses related to the Actavis agreement as deferred revenue as of both June 30, 2016 and December 31, 2015. We expect to recognize this revenue over the ten year period that begins after Actavis’ first sale of applicable product under the Actavis agreement.

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

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $48.0 million in upfront license fees and milestone payments, including an $11.0 million milestone payment made in July 2015 in connection with the EMA’s acceptance for review of an MAA for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2015, and a $10.0 million milestone payment made in June 2016 in connection with the MFDS’s acceptance for review of a new drug application for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2016. In addition to these amounts, we could also be required to pay PharmaEngine up to an additional $50.0 million in aggregate regulatory milestones, $38.5 million in sublicense fees and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of ONIVYDE in Europe and certain countries in Asia. The royalty rates under the PharmaEngine agreement range from high single digits up to the low teens as a percentage of our net sales of ONIVYDE in these territories. Under the PharmaEngine agreement, we are responsible for all future development costs of ONIVYDE except those required specifically for regulatory approval in Taiwan. During the three months ended June 30, 2016 and 2015, we recognized research and development expenses related to the PharmaEngine agreement of $10.0 million and $11.1 million, respectively. During the six months ended June 30, 2016 and 2015, we recognized research and development expenses related to the PharmaEngine agreement of $10.1 million and $11.3 million, respectively.

In August 2015, we also entered into a commercial supply agreement with PharmaEngine pursuant to which we supply ONIVYDE bulk drug substance to PharmaEngine.

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

Upon the FDA’s approval of ONIVYDE in the fourth quarter of 2015, we began selling ONIVYDE within the United States. For the three and six months ended June 30, 2016, we recognized net product revenues of $12.9 million and $22.8 million, respectively. We estimate our net product revenues by deducting from our gross product revenues trade allowances, estimated rebates and chargeback discounts, estimated reserves for product returns and estimated costs of other incentives offered to patients. We expect such net product revenues to increase in future periods as ONIVYDE continues to gain market penetration.

Beginning in the second quarter of 2016, we began to recognize revenue related to the commercial supply of ONIVYDE bulk drug substance to Baxalta and PharmaEngine. For the three and six months ended June 30, 2016, we recognized revenue of $1.2 million and $0.3 million related to ONIVYDE bulk drug substance provided to Baxalta and PharmaEngine, respectively. Such revenue is categorized as “Other revenues” within our consolidated statements of operations and comprehensive loss. We expect that other revenues will increase in the future as we continue to provide commercial supply of ONIVYDE bulk drug substance to Baxalta and PharmaEngine. After selling through lots that were previously expensed due to being manufactured prior to ONIVYDE receiving FDA approval, we expect other revenues to generate a gross margin in the mid-single digits.

We expect that license and collaboration revenues recognized under the Baxalta agreement will increase throughout the remainder of 2016 as we expect to achieve additional substantive regulatory milestones in 2016.

Cost of revenues

Cost of revenues consists of manufacturing costs of product sold both commercially and under our commercial supply agreements with Baxalta and PharmaEngine, including shipping and handling costs, as well as costs associated with inventory reserves or write-downs. We began to capitalize costs associated with the production of ONIVYDE upon receipt of FDA approval on October 22, 2015. Costs incurred prior to receipt of marketing approval of ONIVYDE were expensed as research and development expenses.

We expect that our cost of revenues related to net product revenues and other revenues will fluctuate in future periods depending on our revenue mix as well as when the components of the specific ONIVYDE lots sold were produced. Certain lots of ONIVYDE were previously expensed due to being manufactured prior to ONIVYDE receiving FDA approval and therefore will not have cost of revenues associated with their sale. This benefit is expected to continue to some extent at least through 2017; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ONIVYDE sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
ONIVYDE	$13,300	$15,543	$18,168	$24,527
MM-302	5,148	3,736	10,407	8,675
MM-121	5,561	1,432	10,039	3,626
MM-141	1,882	3,276	4,226	6,909
MM-151	1,094	1,246	1,823	2,434
Companion therapeutics program	1,402	564	2,591	778
Preclinical, general research and discovery	10,806	14,640	22,952	27,198
Stock-based compensation	1,803	2,369	3,672	4,338
Total research and development expenses	$40,996	$42,806	$73,878	$78,485

The development, regulatory and clinical expenses related to the Actavis agreement are included within our preclinical, general research and discovery expenses.

ONIVYDE

We have received FDA and TFDA approvals of ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy. In October 2015, we enrolled the first patient in a Phase 2 clinical trial of ONIVYDE in front-line metastatic pancreatic cancer. This trial is designed to assess the safety and efficacy of the combination of ONIVYDE plus 5-FU and leucovorin, with or without the addition of oxaliplatin, versus nab-paclitaxel and gemcitabine in patients with previously untreated, metastatic pancreatic adenocarcinoma. In May 2016, we announced the initiation of a Phase 1 clinical trial of ONIVYDE plus 5-FU and leucovorin in combination with MM-151 in patients with RAS wild-type metastatic colorectal cancer. We are also collaborating with several investigators to conduct additional trials of ONIVYDE, including in a Phase 1 clinical trial utilizing a high concentration formulation of ONIVYDE in patients with glioma and a Phase 1 clinical trial in pediatric solid tumors.

As described above, we have paid PharmaEngine upfront license fees and milestone payments under the PharmaEngine agreement. We have recorded research and development expenses related to these upfront license fees and milestone payments to PharmaEngine of $10.0 million and $11.1 million during the three months ended June 30, 2016 and 2015, respectively, and $10.1 million and $11.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

MM-121 (seribantumab)

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

MM-141 (istiratumab)

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

Companion therapeutics program

In May 2016, we announced the initiation of a biomarker-directed, multi-arm Phase 1 clinical trial in patients with metastatic colorectal, non-small cell lung, and head and neck cancers. The trial will evaluate the safety and tolerability of MM-151 in combination with MM-121 in patients with heregulin positive tumors, MM-151 in combination with MM-141 in patients with IGF-1-positive tumors, and MM-151 in combination with a MEK inhibitor (trametinib) in patients with KRAS/NRAS-mutant tumors.

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

Interest expense

Interest expense consists primarily of cash and non-cash interest related to our convertible notes and our 11.50% senior secured notes due 2022, or the 2022 notes.

As a result of the conversion agreements entered into on April 13, 2016, we recognized a one-time $14.6 million non-cash loss on extinguishment. This loss on extinguishment was recorded as a component of interest expense for the three and six months ended June 30, 2016. Transaction costs incurred with third parties directly related to the conversion were allocated to the liability and equity components, resulting in additional interest expense recognized of $0.2 million. We expect that interest expense will decrease in subsequent periods due to the one-time loss on extinguishment recognized in the second quarter of 2016, as well as an overall reduction in outstanding long-term debt as a result of the conversion.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

	Three Months Ended June 30,
(in thousands)	2016	2015
Product revenues, net	$12,851	$—
License and collaboration revenues	19,332	36,558
Other revenues	1,498	—
Cost of revenues	(1,872)	—
Research and development expenses	(40,996)	(42,806)
Selling, general and administrative expenses	(20,680)	(12,315)
Loss from operations	(29,867)	(18,563)
Interest income	122	34
Interest expense	(21,149)	(4,482)
Other (expense) income, net	(64)	110
Net loss	$(50,958)	$(22,901)

Product revenues, net

We commenced product sales of ONIVYDE in the fourth quarter of 2015 subsequent to approval by the FDA. For the three months ended June 30, 2016, we recognized net product revenues of $12.9 million. No net product revenues were recognized during the three months ended June 30, 2015.

License and collaboration revenues

License and collaboration revenues were $19.3 million for the three months ended June 30, 2016 compared to $36.6 million for the three months ended June 30, 2015, a decrease of $17.2 million, or 47%. Revenue recognized during both periods was comprised of substantive milestones achieved during the quarter as well as revenue recognized under the proportional performance revenue recognition model. The decrease was primarily attributable to a $10.0 million decrease in substantive milestone revenue recognized during the second quarter of 2016 as compared to the second quarter of 2015 as well as the timing of the work performed under our Baxalta collaboration.

Other revenues

We began recognizing other revenues in the second quarter of 2016 when we first supplied ONIVYDE bulk drug substance to Baxalta and PharmaEngine. Other revenues were $1.5 million for the three months ended June 30, 2016, comprised of $1.2 million of revenue recognized under our commercial supply agreement with Baxalta and $0.3 million of revenue recognized under our commercial supply agreement with PharmaEngine. No other revenues were recognized during the three months ended June 30, 2015.

Cost of revenues

We recognized $1.9 million of cost of revenues during the three months ended June 30, 2016. This was comprised of $0.9 million of costs related to net product revenues and $1.0 million of costs related to other revenues. We began recognizing cost of revenues for the first time in the fourth quarter of 2015 subsequent to the approval of ONIVYDE by the FDA. No cost of revenues was recognized during the three months ended June 30, 2015.

Research and development expenses

Research and development expenses were $41.0 million for the three months ended June 30, 2016 compared to $42.8 million for the three months ended June 30, 2015, a decrease of $1.8 million, or 4%. This decrease was primarily attributable to:

•

$3.8 million of decreased expenses related to preclinical, general research and discovery as a result of our cost management efforts and the timing of manufacturing campaigns for our preclinical programs;

•

$2.2 million of decreased ONIVYDE expenses primarily due to manufacturing campaigns that took place during the three months ended June 30, 2015 as well as the winding down of our Phase 3 clinical trial that supported the approval of ONIVYDE by the FDA; and

•	$1.4 million of decreased MM-141 expenses primarily due to the timing of costs associated with our ongoing clinical trial, diagnostic efforts and manufacturing campaigns.

These decreases were partially offset by $4.1 million of increased MM-121 expenses related to the February 2015 initiation of a Phase 2 clinical trial of MM-121 in non-small cell lung cancer as well as $1.4 million of increased MM-302 expenses related to increased activity in our Phase 2 clinical trial of MM-302 in locally advanced or metastatic breast cancer.

Selling, general and administrative expenses

Selling, general and administrative expenses were $20.7 million for the three months ended June 30, 2016 compared to $12.3 million for the three months ended June 30, 2015, an increase of $8.4 million, or 68%. This increase was primarily attributable to $5.6 million of increased expenses to support commercial sales of ONIVYDE as well as increased labor and labor-related expenses and facility-related costs required to support our overall growth.

Interest expense

Interest expense was $21.1 million for the three months ended June 30, 2016 compared to $4.5 million for the three months ended June 30, 2015, an increase of $16.7 million, or 372%. This increase was primarily attributable to a one-time non-cash charge of $14.6 million associated with the induced conversion of an aggregate principal amount of $64.2 million of our convertible notes in April 2016 as well as interest expense related to our 2022 notes that were issued in December 2015, offset by a decrease in interest expense related to our previously outstanding loans payable to Hercules Technology Growth Capital, Inc., or Hercules, that were repaid in full during December 2015.

Comparison of the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,
(in thousands)	2016	2015
Product revenues, net	$22,819	$—
License and collaboration revenues	30,645	51,399
Other revenues	1,498	—
Cost of revenues	(2,583)	—
Research and development expenses	(73,878)	(78,485)
Selling, general and administrative expenses	(38,475)	(21,504)
Loss from operations	(59,974)	(48,590)
Interest income	194	80
Interest expense	(29,729)	(9,048)
Other (expense) income, net	(107)	224
Net loss	$(89,616)	$(57,334)

Product revenues, net

We commenced product sales of ONIVYDE in the fourth quarter of 2015 subsequent to approval by the FDA. For the six months ended June 30, 2016, we recognized net product revenues of $22.8 million. No net product revenues were recognized during the six months ended June 30, 2015.

License and collaboration revenues

License and collaboration revenues were $30.6 million for the six months ended June 30, 2016 compared to $51.4 million for the six months ended June 30, 2015, a decrease of $20.8 million, or 40%. Revenue recognized during both periods was comprised of substantive milestones achieved as well as revenue recognized under the proportional performance revenue recognition model. The decrease was primarily attributable to a $10.0 million decrease in substantive milestone revenue recognized during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 as well as the timing of the work performed under our Baxalta collaboration.

Other revenues

We began recognizing other revenues in the second quarter of 2016 when we began supplying ONIVYDE bulk drug substance to Baxalta and PharmaEngine. Other revenues were $1.5 million for the six months ended June 30, 2016, comprised of $1.2 million of revenue recognized under our commercial supply agreement with Baxalta and $0.3 million of revenue recognized under our commercial supply agreement with PharmaEngine. No other revenues were recognized during the six months ended June 30, 2015.

Cost of revenues

We recognized $2.6 million of cost of revenues during the six months ended June 30, 2016. This was comprised of $1.6 million of costs related to net product revenues and $1.0 million of costs related to other revenues. We began recognizing cost of revenues for the first time in the fourth quarter of 2015 subsequent to the approval of ONIVYDE by the FDA. No cost of revenues was recognized during the six months ended June 30, 2015.

Research and development expenses

Research and development expenses were $73.9 million for the six months ended June 30, 2016 compared to $78.5 million for the six months ended June 30, 2015, a decrease of $4.6 million, or 6%. This decrease was primarily attributable to:

•

$6.3 million of decreased ONIVYDE expenses primarily due to manufacturing campaigns that took place during the six months ended June 30, 2015 as well as the winding down of our Phase 3 clinical trial that supported the approval of ONIVYDE by the FDA;

•

$4.2 million of decreased spend related to preclinical, general research and discovery as a result of our cost management efforts and the timing of manufacturing campaigns for our preclinical programs; and

•	$2.7 million of decreased MM-141 expenses primarily due to the timing of costs associated with our ongoing clinical trial, diagnostic efforts and manufacturing campaigns.

These decreases were partially offset by $6.4 million of increased MM-121 expenses related to the February 2015 initiation of a Phase 2 clinical trial of MM-121 in non-small cell lung cancer as well as $1.7 million of increased MM-302 expenses related to increased activity in our Phase 2 clinical trial of MM-302 in locally advanced or metastatic breast cancer.

Selling, general and administrative expenses

Selling, general and administrative expenses were $38.5 million for the six months ended June 30, 2016 compared to $21.5 million for the six months ended June 30, 2015, an increase of $17.0 million, or 79%. This increase was primarily attributable to $12.3 million of increased expenses to support commercial sales of ONIVYDE as well as increased labor and labor-related expenses and facility-related costs required to support our overall growth.

Interest expense

Interest expense was $29.7 million for the six months ended June 30, 2016 compared to $9.0 million for the six months ended June 30, 2015, an increase of $20.7 million, or 229%. This increase was primarily attributable to a one-time non-cash charge of $14.6 million associated with the induced conversion of an aggregate principal amount of $64.2 million of our convertible notes in April 2016 as well as interest expense related to our 2022 notes that were issued in December 2015, offset by a decrease in interest expense related to our previously outstanding loans payable to Hercules that were repaid in full during December 2015.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and secured debt financings. Through June 30, 2016, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes and $449.4 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $4.0 million in upfront fees and reimbursements as of June 30, 2016. As of June 30, 2016, we had unrestricted cash and cash equivalents and marketable securities of $82.7 million.

As of June 30, 2016, within our unrestricted cash and cash equivalents, $0.7 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $0.7 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(104,426)	$(59,657)
Net cash (used in) provided by investing activities	(63,312)	49,858
Net cash provided by financing activities	3,623	7,775
Net decrease in cash and cash equivalents	$(164,115)	$(2,024)

Operating activities

Cash used in operating activities of $104.4 million during the six months ended June 30, 2016 was primarily a result of our $89.6 million net loss and changes in operating assets and liabilities of $44.0 million. The change in operating assets and liabilities during the six months ended June 30, 2016 was primarily driven by increases in accounts receivable and inventory related to the commercialization and sale of ONIVYDE, offset by a decrease in deferred revenue related to the Baxalta agreement. These decreases were offset by $29.2 million of non-cash items, including a $14.6 million non-cash loss on extinguishment related to the April 2016 conversion of a portion of our convertible notes, $7.9 million of stock-based compensation expense and $3.5 million in non-cash interest expense. Cash used in operating activities of $59.7 million during the six months ended June 30, 2015 was primarily a result of our net loss of $57.3 million and changes in operating assets and liabilities of $16.8 million. The change in operating assets and liabilities during the six months ended June 30, 2015 was primarily driven by a decrease in deferred revenue related to the Baxalta agreement, offset by an increase in accounts payable and accrued expenses. These decreases were offset by $14.5 million of non-cash items, including $8.3 million of stock-based compensation expense and $4.0 million in non-cash interest expense.

Investing activities

Cash used in investing activities of $63.3 million during the six months ended June 30, 2016 was primarily due to purchases of marketable securities of $84.3 million in addition to $2.1 million of property and equipment purchases, offset by proceeds from sales and maturities of marketable securities of $23.0 million. Cash provided by investing activities of $49.9 million during the six months ended June 30, 2015 was primarily due to maturities of marketable securities of $54.0 million, partially offset by $4.1 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $3.6 million during the six months ended June 30, 2016 was due to $2.6 million of proceeds received from the exercise of common stock options and $1.0 million of proceeds received from the issuance of convertible promissory notes by Silver Creek. Cash provided by financing activities of $7.8 million during the six months ended June 30, 2015 was primarily due to $6.5 million of proceeds received from the exercise of common stock options and warrants in addition to $1.2 million of proceeds received from the issuance of convertible preferred stock by Silver Creek.

Borrowings and other liabilities

In December 2015, we closed a private placement of $175.0 million aggregate principal amount of 2022 notes. The 2022 notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. We will pay semi-annual installments of principal on the 2022 notes of $21,875,000 each, subject to adjustment as provided in the 2022 notes, on June 15 and December 15 of each year, beginning on June 15, 2019. The 2022 notes will mature on December 15, 2022, unless earlier redeemed or repurchased in accordance with their terms prior to such date. See Note 10, “Borrowings,” in the accompanying notes to the condensed consolidated financial statements for additional information.

In July 2013, we issued convertible notes in the aggregate principal amount of $125.0 million. The convertible notes are convertible into common stock upon satisfaction of certain conditions. The convertible notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The convertible notes will mature on July 15, 2020 unless earlier repurchased by us or converted at the option of holders. On April 13, 2016, we entered into conversion agreements with certain holders of our convertible notes. Under the conversion agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of convertible notes held by them. See Note 10, “Borrowings,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Funding requirements

We have incurred significant expenses and operating losses to date, and we expect to continue to incur significant expenses and operating losses for at least the next several years. We anticipate that we will continue to incur significant expenses as we:

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

We believe that our existing financial resources, together with anticipated net product revenues and net royalty payments from sales of ONIVYDE and the net milestone payments and reimbursements we expect to receive under our Baxalta collaboration, will be sufficient to fund our operations into the second quarter of 2017. In addition, we have the ability to further manage spending as needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

Our contractual obligations and commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 26, 2016. As described in more detail above and within Note 10, “Borrowings,” in the accompanying notes to the condensed consolidated financial statements, we entered into conversion agreements with certain holders of our convertible notes on April 13, 2016. Under the conversion agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of convertible notes held by them, and we are no longer obligated to repay this principal amount or related interest. There have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.

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

•

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Technical Expedients,” to clarify guidance on transition, determining collectibility, non-cash consideration and the presentation of sales and other similar taxes.

We are currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on our consolidated financial statements, including the adoption method to be utilized.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance will be effective for annual and interim reporting periods ending after December 15, 2016, and early adoption is permitted. We expect that the adoption of this guidance will only impact the notes to our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. We are currently evaluating the potential impact that the adoption of this guidance may have on our consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.Risk Factors.

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

Since inception, we have incurred significant operating losses. Our net loss was $89.6 million for the six months ended June 30, 2016, $147.8 million for the year ended December 31, 2015 and $83.6 million for the year ended December 31, 2014. As of June 30, 2016, we had an accumulated deficit of $891.5 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities and secured debt financings. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE. We have not completed development of or commercialized any other therapeutic product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may seek regulatory approval. We are only in the preliminary stages of some of these activities for most of our product candidates, and our commercial activities for ONIVYDE are still at an early stage. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We believe that our existing financial resources, together with anticipated net product revenues and net royalty payments from sales of ONIVYDE and the net milestone payments and reimbursements we expect to receive under our Baxalta collaboration, will be sufficient to fund our operations into the second quarter of 2017. In addition, we have the ability to further manage spending as needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

All of our diagnostic candidates are in preclinical or clinical development. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. The FDA and similar regulatory authorities outside the United States are generally expected to regulate in vitro companion diagnostics as medical devices and in vivo companion diagnostics as drugs. In each case, companion diagnostics require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design, development and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop diagnostics for our therapeutic product candidates, or experience delays in doing so, the development of our therapeutic product candidates may be adversely affected, our therapeutic product candidates may not receive marketing approval and we may not realize the full commercial potential of any therapeutics that receive marketing approval. As a result, our business would be harmed, possibly materially.

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

We plan to apply our systems biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases through the establishment of separately funded companies. For example, we established Silver Creek to research and develop regenerative medicines to repair the heart using our systems biology approach. Silver Creek has received separate funding from investors other than us. Although we are the current majority owner of Silver Creek, in the future we may not be the majority owner of or control Silver Creek or other companies that we establish. If in the future we do not control Silver Creek or any future similar company that we establish, Silver Creek or such other companies could take actions that we do not endorse or with which we disagree, such as using our systems biology approach in a way that reflects adversely on us. In addition, these companies may have difficulty raising additional funds and could encounter any of the risks in developing and commercializing product candidates to which we are subject.

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

In September 2014, we entered into a license and collaboration agreement with Baxalta for the development and commercialization of ONIVYDE. Prior to this collaboration, we did not have a history of working with Baxalta, nor do we have a history of working with Shire plc, which acquired Baxalta in June 2016. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified development, regulatory and commercial sale milestones, and provides us with royalty-based revenue if ONIVYDE is successfully commercialized. We cannot predict the success of the collaboration.

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

Additionally, in June 2016, Baxalta was acquired by Shire plc. The change of control of Baxalta may adversely affect our collaborative relationship or the commercialization of ONIVYDE in the partnered territories. Such a change in control may result in a reprioritization of ONIVYDE within Baxalta’s portfolio, or Baxalta failing to maintain the financial or other resources necessary to continue supporting its commercialization of ONIVYDE.

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

Our product development programs, the commercialization of ONIVYDE and the potential commercialization of any other approved product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

Our patents as issued or as subsequently limited by any litigation might not contain claims that are sufficiently broad to prevent others from circumventing our patent protection and utilizing our technologies. For instance, the issued patents relating to ONIVYDE and our product candidates may be limited to a particular indication and/or composition and may not cover similar compositions that have similar clinical properties. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. Also, our pending patent applications may not issue, and we may not receive any additional patents. We cannot be sure that our patents and patent applications, including our own and those that we have rights to under licenses from third parties, will adequately protect our intellectual property for a number of reasons, including, among other things, the following: (i) the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions; (ii) the actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country; (iii) the laws of foreign countries in which we market our products may afford little or no effective protection to our intellectual property, thereby easing our competitors' ability to compete with us in such countries; (iv) intellectual property laws and regulations and legal standards relating to the validity, scope and enforcement of patents covering pharmaceutical and biotechnological inventions are continually developing and changing, both in the United States and in other important markets outside the United States; (v) third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and (vi) the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our and our partners' patent applications may result in patents with narrower coverage than we desire or have planned for.

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

We are attempting to develop diagnostics to identify patients who are likely to benefit from our therapeutic product candidates. We currently rely on and expect to continue to rely on third parties for much of the development, testing and manufacturing of our diagnostics. We will likely rely on such third parties to also obtain any required regulatory approval for and then commercially supply such diagnostics. All of our diagnostic candidates are in preclinical or clinical development. We have very limited experience in the development of diagnostics and, even with the help of third parties with greater experience, may fail to obtain the required diagnostic product marketing approval, which could prevent or delay approval of the therapeutic product.

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

For example, in March 2010, President Obama signed into law the Health Care Reform Laws, which were intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, provide benefits for patients within a coverage gap in the Medicare Part D prescription drug program, implement rules regarding prescription drug benefits under the health insurance exchanges and changes to the Medicare Drug Rebate program, expand the Public Health Service’s, or PHS’, 340B drug pricing program, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Further, the Health Care Reform Laws impose a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners.

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

We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the CMS of our average manufacturer price, or AMP, and best price for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety net providers under the PHS 340B drug pricing program.

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also harm our financial condition. Responding to government investigations or whistleblower lawsuits, defending any claims raised, and any resulting fines, damages, penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

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

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws, but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options, and we may issue shares of our common stock upon conversion of our outstanding convertible notes. The exercise of these options or the issuance of shares of our common stock upon conversion of our outstanding convertible notes and the subsequent sale of the underlying common stock could cause a further decline in our stock price. For instance, in April 2016, we issued an aggregate of 12,367,663 shares of our common stock to certain holders of our convertible notes who had agreed to convert an aggregate of $64.2 million of convertible notes. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

Item 6.Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: August 4, 2016	By:	/s/ Yasir B. Al-Wakeel
Yasir B. Al-Wakeel
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Form of Conversion Agreement Related to 4.50% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2016)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.