Form 10-Q
period 2016-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2016-11-09
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 129,615,944 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts) (unaudited)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$36,463	$185,606
Marketable securities	12,003	—
Restricted cash	102	101
Accounts receivable, net	22,170	6,483
Inventory	14,770	3,717
Prepaid expenses and other current assets	4,109	5,487
Total current assets	89,617	201,394
Restricted cash	674	584
Property and equipment, net	17,564	21,915
Other assets	27	27
Intangible assets, net	6,922	7,355
Goodwill	3,605	3,605
Total assets	$118,409	$234,880
Liabilities, non-controlling interest and stockholders’ deficit
Current liabilities:
Accounts payable, accrued expenses and other	$49,699	$52,082
Deferred revenues	36,610	50,137
Deferred rent	1,974	1,527
Total current liabilities	88,283	103,746
Deferred revenues, net of current portion	36,328	51,197
Deferred rent, net of current portion	3,905	4,926
Deferred tax incentives, net of current portion	165	1,045
Long-term debt	216,871	257,655
Total liabilities	345,552	418,569
Commitments and contingencies
Non-controlling interest	(361)	239
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued or outstanding at September 30, 2016 or December 31, 2015	—	—
Common stock, $0.01 par value: 200,000 shares authorized at September 30, 2016 and December 31, 2015; 129,435 and 115,871 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,294	1,159
Additional paid-in capital	693,449	617,145
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(921,523)	(802,232)
Total stockholders’ deficit	(226,782)	(183,928)
Total liabilities, non-controlling interest and stockholders’ deficit	$118,409	$234,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2016	2015	2016	2015
Revenues:
Product revenues, net	$14,493	$—	$37,312	$—
License and collaboration revenues	12,417	16,440	43,062	67,839
Other revenues	1,161	—	2,659	—
Total revenues	28,071	16,440	83,033	67,839
Costs and expenses:
Cost of revenues	1,010	—	3,593	—
Research and development expenses	32,078	37,763	105,956	116,248
Selling, general and administrative expenses	18,048	16,956	56,523	38,460
Restructuring expenses	809	—	809	—
Total costs and expenses	51,945	54,719	166,881	154,708
Loss from operations	(23,874)	(38,279)	(83,848)	(86,869)
Other income and expenses:
Interest income	64	13	258	93
Interest expense	(6,850)	(4,476)	(36,579)	(13,524)
Other income, net	385	356	278	580
Net loss	(30,275)	(42,386)	(119,891)	(99,720)
Net (loss) income attributable to non-controlling interest	(207)	208	(600)	412
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(30,068)	$(42,594)	$(119,291)	$(100,132)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(3)	6	(2)	74
Other comprehensive (loss) income	(3)	6	(2)	74
Comprehensive loss	$(30,071)	$(42,588)	$(119,293)	$(100,058)
Net loss per share available to common stockholders—basic and diluted	$(0.23)	$(0.38)	$(0.96)	$(0.91)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	129,212	112,417	123,832	109,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)	Nine Months Ended September 30,
(unaudited)	2016	2015
Cash flows from operating activities
Net loss	$(119,891)	$(99,720)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	4,672	6,131
Non-cash loss on extinguishment of convertible notes due 2020	14,566	—
Loss on disposal of property and equipment	227	—
Gain on sale of property and equipment	(40)	—
Depreciation and amortization expense	5,210	4,320
Stock-based compensation expense	11,061	12,027
Changes in operating assets and liabilities:
Accounts receivable	(15,687)	1,262
Inventory	(10,745)	—
Accounts payable, accrued expenses and other	(2,367)	335
Deferred revenues	(28,396)	(25,922)
Other assets and liabilities, net	2,046	(481)
Net cash used in operating activities	(139,344)	(102,048)
Cash flows from investing activities
Purchases of marketable securities	(84,262)	—
Proceeds from sales and maturities of marketable securities	72,160	81,899
Purchases of property and equipment	(2,868)	(8,127)
Net cash (used in) provided by investing activities	(14,970)	73,772
Cash flows from financing activities
Proceeds from exercise of options and warrants to purchase common stock	4,007	8,295
Proceeds from issuance of convertible promissory notes by Silver Creek Pharmaceuticals, Inc.	1,185	—
Proceeds from at the market offering, net of issuance costs	—	38,560
Proceeds from issuance of preferred stock by Silver Creek Pharmaceuticals, Inc.	—	2,083
Other financing activities, net	(21)	—
Net cash provided by financing activities	5,171	48,938
Net (decrease) increase in cash and cash equivalents	(149,143)	20,662
Cash and cash equivalents, beginning of period	185,606	35,688
Cash and cash equivalents, end of period	$36,463	$56,350
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$105	$1,800
Receivables related to stock option exercises in prepaid expenses and other current assets	39	87
Receivables related to the sale of property and equipment in prepaid expenses and other current assets	40	—
Principal amount of convertible notes due 2020 converted into shares of common stock	64,209	—
Transaction costs related to conversion of convertible notes due 2020 in accounts payable, accrued expenses and other	148	—
Supplemental disclosure of cash flows
Cash paid for interest	$13,851	$8,837

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

2. Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, is unaudited. The December 31, 2015 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or any future period.

These condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). All intercompany transactions and balances have been eliminated in consolidation.

As of September 30, 2016, the Company’s unrestricted cash and cash equivalents includes $0.4 million of cash and cash equivalents held by Silver Creek. This $0.4 million held by Silver Creek is designated for the operations of Silver Creek.

During the nine months ended September 30, 2015, Silver Creek issued and sold a total of 1.6 million shares of Silver Creek Series B preferred stock at a price per share of $1.35 to investors and received net proceeds of $2.1 million, after deducting issuance costs. No shares of Silver Creek Series B preferred stock were sold during the nine months ended September 30, 2016. The Company’s ownership of Silver Creek was 56% as of both September 30, 2016 and December 31, 2015. The change in the non-controlling interest related to Silver Creek was as follows:

(in thousands)	Non- Controlling Interest
Balance at December 31, 2015	$239
Net loss attributable to Silver Creek	(600)
Balance at September 30, 2016	$(361)

(in thousands)	Non- Controlling Interest
Balance at December 31, 2014	$69
Net income attributable to Silver Creek	412
Balance at September 30, 2015	$481

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

As discussed in Note 10, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020 (the “Convertible Notes”) in an underwritten public offering. Following the repayment and satisfaction in full of the Company’s obligations to Hercules Technology Growth Capital, Inc. (“Hercules”) under its Loan and Security Agreement with Hercules (the “Loan Agreement”), which occurred in December 2015, upon any conversion of the Convertible Notes, the Convertible Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. As of September 30, 2016, $60.8 million aggregate principal amount of the Convertible Notes remain outstanding.

The stock options, warrants and conversion premium on the Convertible Notes are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2016 and 2015 causes such securities to be anti-dilutive. Outstanding securities excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2016 and 2015 are shown in the chart below:

	Three and Nine Months Ended September 30,
(in thousands)	2016	2015
Outstanding options to purchase common stock	21,000	19,436
Common stock warrants	—	370
Conversion of the Convertible Notes	12,158	25,000

4. License and Collaboration Agreements

Baxalta

On September 23, 2014, the Company and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA entered into a license and collaboration agreement (the “Baxalta Agreement”) for the development and commercialization of ONIVYDE outside of the United States and Taiwan (the “Licensed Territory”). In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta Agreement was assigned to Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH (collectively, “Baxalta”) during the second quarter of 2015. As part of the Baxalta Agreement, the Company granted Baxalta an exclusive, royalty-bearing right and license under the Company’s patent rights and know-how to develop and commercialize ONIVYDE in the Licensed Territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize ONIVYDE in the Licensed Territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and the Company is responsible for approving changes to the global development plan for ONIVYDE, including all budgets, and overseeing the parties’ development and commercialization activities with respect to ONIVYDE. Unless otherwise agreed, the Company will be responsible for conducting all clinical trials contemplated by the global development plan for ONIVYDE and manufacturing all clinical material needed for such trials. Baxalta also has the option to manufacture ONIVYDE, in which case the Company will perform a technology transfer of its manufacturing process to Baxalta.

Under the terms of the Baxalta Agreement, the Company received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, the Company is eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which the Company has received $62.5 million from Baxalta through September 30, 2016, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which the Company has received $30.0 million from Baxalta through September 30, 2016, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta Agreement, the Company will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, the Company expects most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. The Company and Baxalta will share equally all other clinical trial costs contemplated by the global development plan. The Company is also entitled to tiered, escalating royalties ranging from sub-teen double digits to low twenties percentages of net sales of ONIVYDE in the Licensed Territory.

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

The Company has determined that the collaboration represents a services agreement and as such has estimated the level of effort expected to be completed as a result of providing the identified deliverables. The Company will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by June 30, 2022. The Company will periodically review and, if necessary, revise the estimated service period related to its collaboration with Baxalta. As of September 30, 2016, the Company has achieved $62.5 million of the $90.0 million of forecasted non-substantive milestones that are included in the Company’s proportional performance revenue recognition model and $30.0 million of the $530.0 million of substantive milestones that are included in the Baxalta Agreement.

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

During the three and nine months ended September 30, 2016 and 2015, the Company recognized revenue based on the following components of the Baxalta Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Proportional performance revenue recognition model	$12,417	$16,440	$33,062	$47,839
Substantive milestones	—	—	10,000	20,000
Total	$12,417	$16,440	$43,062	$67,839

As of September 30, 2016 and December 31, 2015, the Company maintained the following assets and liabilities related to the Baxalta Agreement:

(in thousands)	September 30, 2016	December 31, 2015
Accounts receivable, billed	$594	$1,336
Accounts receivable, unbilled	385	626
Deferred revenues	68,944	97,365

Of the $68.9 million of deferred revenues related to the Baxalta Agreement as of September 30, 2016, $36.6 million is classified as current in the condensed consolidated balance sheets based upon the Company’s estimate of revenues that will be recognized under the proportional performance revenue recognition model as a result of effort expected to be completed within the next twelve months.

In February 2016, the Company and Baxalta entered into a commercial supply agreement (the “Baxalta Supply Agreement”) pursuant to which the Company supplies ONIVYDE bulk drug substance to Baxalta and, at Baxalta’s option, manages fill and finish activities conducted by a third-party contract manufacturer for Baxalta. The Company began supplying bulk drug substance under the Baxalta Supply Agreement during the second quarter of 2016 and recognized $1.2 million and $2.4 million of revenue during the three and nine months ended September 30, 2016, respectively. Revenue and cost of goods sold associated with the Baxalta Supply Agreement are included within “Other revenues” and “Cost of revenues” on the consolidated statements of operations and comprehensive loss.

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

During the three months ended September 30, 2016 and 2015, the Company recognized research and development expenses related to the PharmaEngine Agreement of less than $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized research and development expenses related to the PharmaEngine Agreement of $10.1 million and $11.4 million, respectively.

In August 2015, the Company and PharmaEngine also entered into a commercial supply agreement (the “PharmaEngine Supply Agreement”) pursuant to which the Company supplies ONIVYDE bulk drug substance to PharmaEngine. The Company began supplying bulk drug substance under the PharmaEngine Supply Agreement in the second quarter of 2016 and has recognized $0.3 million of revenue during the nine months ended September 30, 2016. No revenue related to the PharmaEngine Supply Agreement was recognized during the three months ended September 30, 2016. Revenue and cost of goods sold associated with the PharmaEngine Supply Agreement are included within “Other revenues” and “Cost of revenues” on the consolidated statements of operations and comprehensive loss.

Actavis

In November 2013, the Company and Watson Laboratories, Inc. (“Actavis”) entered into a development, license and supply agreement (the “Actavis Agreement”) pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection (the “Initial Product”) to Actavis. The Actavis Agreement was subsequently amended in January 2015 to transfer certain responsibilities from the Company to Actavis in exchange for reducing the aggregate milestone payments that the Company is eligible to receive by $0.4 million. Under the Actavis Agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, additional products may be developed for Actavis in the future, the identities of which will be mutually agreed upon. The Company is eligible to receive up to $15.1 million in milestone and development payments, as well as additional reimbursement for specific activities performed by the Company at the request of Actavis, of which $4.0 million in total has been received through September 30, 2016. The Company will also receive a mid-twenties percentage of net profits on global sales of the Initial Product and any additional products. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price. In October 2016, the U.S. Food and Drug Administration accepted for review an Abbreviated New Drug Application filed by Actavis for the Initial Product.

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

The Company applied revenue recognition guidance to determine whether the performance obligations under the Actavis Agreement, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has recorded $4.0 million of billed and billable milestones and development expenses related to the Actavis Agreement as deferred revenue as of both September 30, 2016 and December 31, 2015. This revenue is expected to be recognized by the Company over the ten year period that begins after Actavis’ first sale of the applicable product under the Actavis Agreement.

5. Product Revenue Reserves and Allowances

The following table summarizes activity in each of the product revenue reserve and allowance categories for the nine months ended September 30, 2016:

(in thousands)	Trade Allowances	Rebates and Chargeback Discounts	Product Returns	Other Incentives	Total
Balance at December 31, 2015	$138	$362	$32	$8	$540
Provisions related to sales in the current year	1,332	4,073	278	7	5,690
Adjustments related to sales in the prior year	—	(156)	—	—	(156)
Credits and payments made	(978)	(3,354)	(26)	(7)	(4,365)
Balance at September 30, 2016	$492	$925	$284	$8	$1,709

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

Recurring Fair Value Measurements

The following tables show assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$32,288	$—	$—
Total cash equivalents	$32,288	$—	$—
Marketable securities:
Commercial paper	$—	$7,000	$—
Corporate debt securities	—	5,003	—
Total marketable securities	$—	$12,003	$—

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$704	$—	$—
Total cash equivalents	$704	$—	$—

There were no changes in valuation techniques or transfers between the fair value measurement levels during the three or nine months ended September 30, 2016 or during the year ended December 31, 2015. There were no liabilities measured at fair value on a recurring basis as of September 30, 2016 or December 31, 2015.

Non-Recurring Fair Value Measurements

Certain assets, including in-process research and development intangible assets, may be measured at fair value on a non-recurring basis in periods subsequent to initial recognition. No non-recurring fair value measurements were required during the three or nine months ended September 30, 2016 or during the year ended December 31, 2015.

Other Fair Value Measurements

The estimated fair value of the Convertible Notes was $74.2 million as of September 30, 2016. The Company estimated the fair value of the Convertible Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Convertible Notes was $46.0 million as of September 30, 2016 due to the bifurcation of the conversion feature of the Convertible Notes as described more fully in Note 10, “Borrowings.”

As discussed in Note 10, “Borrowings,” in December 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022 (the “2022 Notes”). The Company estimated the fair value of the 2022 Notes by using publicly-available information related to one of the 2022 Notes borrower’s portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input. The estimated fair value of the 2022 Notes was $173.5 million as of September 30, 2016. The carrying value of the 2022 Notes was $169.7 million as of September 30, 2016.

As discussed in Note 10, “Borrowings,” Silver Creek issued $1.0 million of convertible promissory notes (the “Silver Creek Notes”) in May 2016. In August 2016, Silver Creek issued $0.2 million of additional Silver Creek Notes under the same terms as the May 2016 issuance. The Company estimated the fair value of the Silver Creek Notes using a probability-weighted valuation based upon the likelihood of Silver Creek Notes being converted to shares of Silver Creek equity, which is classified as a Level 3 input. The estimated fair value of the Silver Creek Notes was $1.2 million as of September 30, 2016. The carrying value of the Silver Creek Notes was also $1.2 million as of September 30, 2016.

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

Cash equivalents and marketable securities as of September 30, 2016 consisted of the following:

	September 30, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$32,288	$—	$—	$32,288
Total cash equivalents	$32,288	$—	$—	$32,288
Marketable securities:
Commercial paper	$7,000	$—	$-	$7,000
Corporate debt securities	5,005	—	(2)	5,003
Total marketable securities	$12,005	$—	$(2)	$12,003

As of December 31, 2015, the Company maintained only cash equivalents comprised of money market funds.

There were no realized gains or losses on available-for-sale securities during the three or nine months ended September 30, 2016 or 2015. As of September 30, 2016, the Company held three securities that had been in an immaterial unrealized loss position for less than twelve months. The aggregate fair value of these three securities was $12.0 million. As of September 30, 2016, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. As a result, the Company determined that there was no material change in the credit risk of the investments, and the Company did not hold any securities with an other-than-temporary-impairment as of September 30, 2016.

8. Inventory

Inventory as of September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Raw materials	$4,669	$900
Work in process	8,775	2,743
Finished goods	1,326	74
Total inventory	$14,770	$3,717

Inventory acquired prior to receipt of marketing approval of ONIVYDE was expensed as research and development expense as incurred. The Company began to capitalize the costs associated with the production of ONIVYDE upon receipt of approval from the U.S. Food and Drug Administration on October 22, 2015.

9. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Accounts payable	$8,114	$5,049
Accrued goods and services	13,602	14,295
Accrued clinical trial costs	11,495	12,764
Accrued drug purchase costs	35	7,460
Accrued payroll and related benefits	8,186	9,009
Accrued restructuring expenses	809	—
Accrued interest	6,447	3,041
Accrued dividends payable	19	19
Deferred tax incentives	992	445
Total accounts payable, accrued expenses and other	$49,699	$52,082

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

The Company assessed the 2022 Notes pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, to determine if any features necessitated bifurcation from the host instrument. The Company concluded that none of the embedded redemption features within the 2022 Notes require bifurcation as these features are clearly and closely related to the host instrument.

Debt issuance costs incurred by the Company are accounted for as a direct deduction to the carrying value of the 2022 Notes and are amortized to interest expense using the effective interest method over the life of the 2022 Notes. For the three and nine months ended September 30, 2016, interest expense related to the 2022 Notes was $5.2 million and $15.6 million, respectively.

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

For the three months ended September 30, 2016 and 2015, interest expense related to the Convertible Notes was $1.7 million and $3.4 million, respectively. For the nine months ended September 30, 2016 and 2015, interest expense related to the Convertible Notes was $21.1 million and $10.3 million, respectively. As discussed above, interest expense for the nine months ended September 30, 2016 includes the loss on extinguishment of $14.6 million associated with the April 2016 conversion of the Convertible Notes as well as $0.2 million of related transaction costs.

Silver Creek Convertible Promissory Notes

In May 2016, Silver Creek issued an aggregate of $1.0 million of Silver Creek Notes. In August 2016, Silver Creek issued $0.2 million of additional Silver Creek Notes under the same terms as the May 2016 issuance. The Silver Creek Notes are automatically convertible into shares of Silver Creek equity under a variety of conversion scenarios. The Silver Creek Notes bear interest at 6% per annum and mature and convert, along with accrued interest, into Silver Creek Series B preferred stock at a conversion price of $1.35 per share on December 31, 2016. If, prior to maturity, Silver Creek enters into a sale or series of related sales of equity securities resulting in at least $4.0 million of gross proceeds, the Silver Creek Notes will convert into the equity securities sold at the lesser of the price paid per share for the equity securities or $1.60 per share. Principal and accrued interest related to the Silver Creek Notes may not be paid in cash by Silver Creek without the consent of the majority noteholders. The Silver Creek Notes are classified as non-current as of September 30, 2016, as it is not expected that the Silver Creek Notes will be settled in cash.

Future Minimum Payments under Outstanding Borrowings

Future minimum payments under outstanding borrowings as of September 30, 2016 are as follows:

(in thousands)	Convertible Notes	2022 Notes
Remainder of 2016	$—	$10,063
2017	2,736	20,125
2018	2,736	20,125
2019	2,736	62,617
2020 and thereafter	63,527	157,664
Total	71,735	270,594
Less interest	(10,943)	(95,594)
Less unamortized discount	(14,820)	(5,286)
Less current portion	—	—
Long-term debt	$45,972	$169,714

11. Restructuring Activities

On October 3, 2016, the Company announced a 22% reduction in headcount as part of a major corporate restructuring with the objective of prioritizing its research and development on a focused set of systems biology-derived oncology products and strengthening its financial runway. On this same date, the Company also announced the resignation of Robert Mulroy, the Company’s former President and Chief Executive Officer.

Under this corporate restructuring, the Company recognized total restructuring expenses of $0.8 million during the three and nine months ended September 30, 2016 related to contractual termination benefits for employees with pre-existing severance arrangements. The Company also expects to incur approximately $4.0 million of additional restructuring expenses during the fourth quarter of 2016 related to one-time employee termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The Company anticipates that the majority of these payments will be made during the fourth quarter of 2016.

The following table summarizes the charges related to the restructuring activities as of September 30, 2016:

(in thousands)	Expenses	Payments	Accrued restructuring expenses at September 30, 2016
Severance, benefits and related costs due to workforce reduction	$809	$—	$809
Totals	$809	$—	$809

12. Stock-Based Compensation

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

In February 2016, 4.1 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. At September 30, 2016, there were 3.5 million shares remaining available for grant under the 2011 Plan.

During the nine months ended September 30, 2016 and 2015, the Company issued options to purchase 4.2 million and 3.3 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Options granted to directors vest immediately.

The fair value of stock options granted to employees during the three and nine months ended September 30, 2016 and 2015 was estimated at the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.1 – 1.4%	1.7 – 1.9%	1.1 – 1.5%	1.5 – 1.8%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.8 years	5.8 – 5.9 years	5.0 – 5.8 years	5.0 – 5.9 years
Expected volatility	67%	67%	67 – 69%	66 – 67%

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

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2016 and 2015 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Employee awards:
Research and development expense	$1,596	$2,116	$5,268	$6,451
Selling, general and administrative expense	1,663	1,565	6,100	5,519
Stock-based compensation expense for employee awards	3,259	3,681	11,368	11,970
Stock-based compensation expense for non-employee awards	—	9	1	57
Less: stock-based compensation expense capitalized to inventory	(88)	—	(308)	—
Total stock-based compensation expense	$3,171	$3,690	$11,061	$12,027

The following table summarizes stock option activity during the nine months ended September 30, 2016:

			Weighted-Average Remaining	Aggregate
(in thousands, except per share amounts)	Options	Weighted-Average Exercise Price	Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2015	19,211	$5.72	6.24	$47,963
Granted	4,189	$5.57
Exercised	(1,196)	$3.37
Forfeited	(1,204)	$6.89
Outstanding at September 30, 2016	21,000	$5.76	6.01	$26,505
Vested and expected to vest at September 30, 2016	20,658	$5.75	5.96	$26,271
Exercisable at September 30, 2016	15,691	$5.40	5.14	$23,323

The weighted-average grant date fair value per share of stock options granted during the three months ended September 30, 2016 and 2015 was $3.07 and $6.19, respectively. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2016 and 2015 was $3.32 and $5.83, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2016 and 2015 was $1.1 million and $3.8 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $3.8 million and $27.6 million, respectively.

As of September 30, 2016, there was $18.4 million of total unrecognized stock-based compensation expense related to unvested employee stock awards. The Company expects to recognize this expense over a weighted-average period of approximately 1.9 years.

13. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. Subsequent to the issuance of ASU 2014-09, the FASB also issued the following updates related to ASC 606, Revenue from Contracts with Customers:

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes all existing lease accounting guidance within ASC 840, Leases. The new standard requires that lease assets and lease liabilities be recognized by lessees for those leases previously classified as operating leases under ASC 840, with limited exceptions. This update also creates a new definition of a lease and provides guidance as to whether a contract is or contains a lease. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how entities present certain types of cash transactions in the statement of cash flows. This guidance also clarifies how the predominance principle should be applied when classifying cash receipts and cash payments that have attributes of more than one class of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

14. Subsequent Event

On November 8, 2016, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP (“Pharmakon”) pursuant to which a credit facility of an aggregate principal amount of at least $15.0 million and up to $25.0 million is available. The credit facility is available at any time through March 15, 2017 upon the Company’s request. If the Company borrows under the Credit Agreement, the credit facility will bear interest at an annual rate of 11.50%.

In connection with the Credit Agreement, the Company granted Pharmakon a security interest in all inventory and accounts receivable. The Credit Agreement also contains certain representations, warranties and non-financial covenants. In addition, the Credit Agreement grants Pharmakon an option during the two years following funding of the credit facility to participate in a future financing at an amount up to the lesser of 25% of the total amount financed or $50.0 million.

As of the date of filing, no amounts had been borrowed under the Credit Agreement.

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

We have one marketed therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. Our most advanced program is our therapeutic ONIVYDE, which we market in the United States. On October 22, 2015, the U.S. Food and Drug Administration, or FDA, and the Taiwan Food and Drug Administration, or TFDA, approved the use of ONIVYDE in combination with fluorouracil, or 5-FU, and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. In addition, on October 18, 2016, the European Commission granted Marketing Authorization to our collaboration partner Baxalta for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have progressed following gemcitabine-based therapy.

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

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our systems biology approach, conducting clinical trials for our product candidates, protecting our intellectual property, preparing for and initiating the commercial launch of ONIVYDE and providing general and administrative support for these operations. We began to generate revenue from product sales for the first time in the fourth quarter of 2015 and, to date, have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings and sales of ONIVYDE.

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

On October 3, 2016, we announced a 22% reduction in headcount as part of a major corporate restructuring with the objective of prioritizing our research and development on a focused set of systems biology-derived oncology products and strengthening our financial runway. On this same date, we also announced the resignation of Robert Mulroy, our former President and Chief Executive Officer. See Note 11, “Restructuring Activities,” in the accompanying notes to the condensed consolidated financial statements for additional information.

In connection with our corporate restructuring, we initiated a strategic review of our pipeline, including a clinical and financial prioritization of our programs. This review may result in amendments to our ongoing clinical trials and other changes to our programs. We expect to complete this review by the end of 2016. In the absence of clinical trial amendments, we believe that the data readouts of trials for our lead product candidates, including potentially MM-302, MM-121 and ONIVYDE in front-line metastatic pancreatic cancer, will likely extend beyond our prior guidance. As part of our strategic review, we will continue to assess these data timelines and the potential impact of any such clinical trial amendments.

On November 8, 2016, we entered into a Loan and Security Agreement, or the Credit Agreement, with BioPharma Credit Investments IV Sub, LP, or Pharmakon, pursuant to which a credit facility of an aggregate principal amount of at least $15.0 million and up to $25.0 million is available to us. The credit facility is available at any time through March 15, 2017 upon our request. No amounts have yet been borrowed under the Credit Agreement.

As of September 30, 2016, we had unrestricted cash and cash equivalents and marketable securities of $48.5 million. We believe that at our currently forecasted spending rates, our existing financial resources, together with anticipated net product revenues and net royalty payments from sales of ONIVYDE, the net milestone payments and reimbursements we expect to receive under our Baxalta collaboration and access to our credit facility, will be sufficient to fund our operations into 2018. In addition, we have the ability to further manage spending as needed.

We have never been profitable and, as of September 30, 2016, we had an accumulated deficit of $921.5 million. Our net loss was $30.3 million and $119.9 million for the three and nine months ended September 30, 2016, respectively, and $42.4 million and $99.7 million for the three and nine months ended September 30, 2015, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which have entered or we expect will be entering late stage clinical development. In addition, in connection with supporting commercial sales of ONIVYDE and with seeking and possibly obtaining regulatory approval of any of our other product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Under the terms of the Baxalta agreement, we received a $100.0 million upfront, nonrefundable cash payment in September 2014. In addition, we are eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which we have received $62.5 million from Baxalta through September 30, 2016, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which we have received $30.0 million from Baxalta through September 30, 2016, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta agreement, we will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxalta all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double digits to low twenties percentages of net sales of ONIVYDE in the licensed territory.

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

We have determined that the collaboration represents a services agreement and, as such, have estimated the level of effort expected to be completed as a result of providing the identified deliverables. We will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by June 30, 2022. We will periodically review and, if necessary, revise the estimated service period related to our collaboration with Baxalta. As of September 30, 2016, we have achieved $62.5 million of the $90.0 million of forecasted non-substantive milestones that are included in our proportional performance revenue recognition model and $30.0 million of the $530.0 million of substantive milestones that are included in the Baxalta agreement.

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

During the second quarter of 2015, the European Medicines Agency, or EMA, accepted for review a Marketing Authorization Application, or MAA, filed by Baxalta for ONIVYDE. As a result of this acceptance, we recognized $20.0 million of revenue related to a substantive milestone payment owed from Baxalta. In August 2015, we achieved a $15.0 million milestone related to the submission of the protocol for our Phase 2 clinical trial of ONIVYDE in front-line metastatic pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. In October 2015, we achieved an additional $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of ONIVYDE in front-line pancreatic cancer. This milestone is also a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model. In the second quarter of 2016, the South Korean Ministry of Food and Drug Safety, or MFDS, accepted for review a new drug application filed by Baxalta for ONIVYDE. As a result of this acceptance, we recognized $10.0 million of revenue related to a substantive milestone payment owed from Baxalta.

During the three and nine months ended September 30, 2016 and 2015, we recognized revenue based on the following components of the Baxalta agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Proportional performance revenue recognition model	$12,417	$16,440	$33,062	$47,839
Substantive milestones	—	—	10,000	20,000
Total	$12,417	$16,440	$43,062	$67,839

As of September 30, 2016 and December 31, 2015, we maintained the following assets and liabilities related to the Baxalta agreement:

(in thousands)	September 30, 2016	December 31, 2015
Accounts receivable, billed	$594	$1,336
Accounts receivable, unbilled	385	626
Deferred revenues	68,944	97,365

Of the $68.9 million of deferred revenues related to the Baxalta agreement as of September 30, 2016, $36.6 million is classified as current in our condensed consolidated balance sheets based upon our estimate of revenues that will be recognized under the proportional performance revenue recognition model as a result of effort expected to be completed within the next twelve months.

In February 2016, we entered into a commercial supply agreement with Baxalta pursuant to which we supply ONIVYDE bulk drug substance to Baxalta and, at Baxalta’s option, manage fill and finish activities conducted by a third-party contract manufacturer for Baxalta.

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin HCl liposome injection, or the initial product, to Actavis. The Actavis agreement was subsequently amended in January 2015 to transfer certain responsibilities from us to Actavis in exchange for reducing the aggregate milestone payments that we are eligible to receive by $0.4 million. Under the Actavis agreement, Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.1 million in milestone and development payments, as well as additional reimbursement for specific activities performed by us at the request of Actavis, of which $4.0 million in total has been received through September 30, 2016. We will also receive a mid-twenties percentage of net profits on global sales of the initial product and any additional products. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price. In October 2016, the FDA accepted for review an Abbreviated New Drug Application, or ANDA, filed by Actavis for the initial product.

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

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have recorded $4.0 million of total billed and billable milestones and development expenses related to the Actavis agreement as deferred revenue as of both September 30, 2016 and December 31, 2015. We expect to recognize this revenue over the ten year period that begins after Actavis’ first sale of applicable product under the Actavis agreement.

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

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $48.0 million in upfront license fees and milestone payments, including an $11.0 million milestone payment made in July 2015 in connection with the EMA’s acceptance for review of an MAA for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2015, and a $10.0 million milestone payment made in June 2016 in connection with the MFDS’s acceptance for review of a new drug application for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2016. In addition to these amounts, we could also be required to pay PharmaEngine up to an additional $50.0 million in aggregate regulatory milestones, $38.5 million in sublicense fees and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of ONIVYDE in Europe and certain countries in Asia. The royalty rates under the PharmaEngine agreement range from high single digits up to the low teens as a percentage of our net sales of ONIVYDE in these territories. Under the PharmaEngine agreement, we are responsible for all future development costs of ONIVYDE except those required specifically for regulatory approval in Taiwan. During the three months ended September 30, 2016 and 2015, we recognized research and development expenses related to the PharmaEngine agreement of less than $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2016 and 2015, we recognized research and development expenses related to the PharmaEngine agreement of $10.1 million and $11.4 million, respectively.

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

Upon the FDA’s approval of ONIVYDE in the fourth quarter of 2015, we began selling ONIVYDE within the United States. For the three and nine months ended September 30, 2016, we recognized net product revenues of $14.5 million and $37.3 million, respectively. We estimate our net product revenues by deducting from our gross product revenues trade allowances, estimated rebates and chargeback discounts, estimated reserves for product returns and estimated costs of other incentives offered to patients. We expect such net product revenues to increase in future periods as ONIVYDE continues to gain market penetration.

Beginning in the second quarter of 2016, we began to recognize revenue related to the commercial supply of ONIVYDE bulk drug substance to Baxalta and PharmaEngine. For the three and nine months ended September 30, 2016, we recognized commercial supply revenues of $1.2 million and $2.7 million, respectively. Such revenue is categorized as “Other revenues” within our consolidated statements of operations and comprehensive loss. We expect that other revenues will increase in the future as we continue to provide commercial supply of ONIVYDE bulk drug substance to Baxalta and PharmaEngine. After selling through lots that were previously expensed due to being manufactured prior to ONIVYDE receiving FDA approval, we expect other revenues to generate a gross margin in the mid-single digits.

We expect that license and collaboration revenues recognized under the Baxalta agreement will fluctuate in future periods depending on the achievement of research and development and regulatory milestones.

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

We expect that our cost of revenues related to net product revenues and other revenues will fluctuate in future periods depending on our revenue mix as well as when the components of the specific ONIVYDE lots sold were produced. Certain lots of ONIVYDE were previously expensed due to being manufactured prior to ONIVYDE receiving FDA approval and therefore will not have cost of revenues associated with their sale. This benefit is expected to continue through 2017; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ONIVYDE sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
ONIVYDE	$4,221	$6,575	$22,389	$31,102
MM-302	4,229	4,315	14,636	12,990
MM-121	4,302	3,922	14,341	7,548
MM-141	5,489	2,929	9,715	9,838
MM-151	1,019	1,440	2,842	3,874
Companion therapeutics program	345	636	2,936	1,414
Preclinical, general research and discovery	10,877	15,830	33,829	43,028
Stock-based compensation	1,596	2,116	5,268	6,454
Total research and development expenses	$32,078	$37,763	$105,956	$116,248

The development, regulatory and clinical expenses related to the Actavis agreement are included within our preclinical, general research and discovery expenses.

ONIVYDE

ONIVYDE has been approved by the FDA, TFDA and European Commission in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy. In October 2015, we enrolled the first patient in a Phase 2 clinical trial of ONIVYDE in front-line metastatic pancreatic cancer. This trial is designed to assess the safety and efficacy of the combination of ONIVYDE plus 5-FU and leucovorin, with or without the addition of oxaliplatin, versus nab-paclitaxel and gemcitabine in patients with previously untreated, metastatic pancreatic adenocarcinoma. In May 2016, we announced the initiation of a Phase 1 clinical trial of ONIVYDE plus 5-FU and leucovorin in combination with MM-151 in patients with RAS wild-type metastatic colorectal cancer. We are also collaborating with several investigators to conduct additional trials of ONIVYDE, including in a Phase 1 clinical trial utilizing a high concentration formulation of ONIVYDE in patients with glioma and a Phase 1 clinical trial in pediatric solid tumors.

As described above, we have paid PharmaEngine upfront license fees and milestone payments under the PharmaEngine agreement. We have recorded research and development expenses related to these upfront license fees and milestone payments to PharmaEngine of less than $0.1 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and $10.1 million and $11.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Companion therapeutics program

We are investigating combinations of our therapeutic oncology candidates, including MM-151 in combination with MM-121 in heregulin positive tumors, MM-151 in combination with MM-141 in IGF-1-positive tumors, and MM-151 in combination with a MEK inhibitor (trametinib) in KRAS/NRAS-mutant tumors.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our commercial, legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other selling, general and administrative expenses include costs to support commercial sales, employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, and accounting and information technology services. We expect to maintain selling, general and administrative expense in future periods as we continue to support the development and commercialization of our clinical products.

Restructuring expenses

As a result of the corporate restructuring activities described above, we recognized total restructuring expenses of $0.8 million during the three and nine months ended September 30, 2016 related to contractual termination benefits for employees with pre-existing severance arrangements. We also expect to incur approximately $4.0 million of additional restructuring expenses during the fourth quarter of 2016 related to one-time employee termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. We anticipate that the majority of these payments will be made during the fourth quarter of 2016.

Interest expense

Interest expense consists primarily of cash and non-cash interest related to our convertible notes and our 11.50% senior secured notes due 2022, or the 2022 notes.

As a result of the conversion agreements entered into on April 13, 2016, we recognized a one-time $14.6 million non-cash loss on extinguishment during the second quarter of 2016. This loss on extinguishment was recorded as a component of interest expense. Transaction costs incurred with third parties directly related to the conversion were allocated to the liability and equity components, resulting in additional interest expense recognized of $0.2 million during the second quarter of 2016. We expect that interest expense will decrease in subsequent periods as compared to the nine months ended September 30, 2016 due to the one-time loss on extinguishment recognized in the second quarter of 2016, as well as an overall reduction in outstanding long-term debt as a result of the conversion.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

	Three Months Ended September 30,
(in thousands)	2016	2015
Product revenues, net	$14,493	$—
License and collaboration revenues	12,417	16,440
Other revenues	1,161	—
Cost of revenues	(1,010)	—
Research and development expenses	(32,078)	(37,763)
Selling, general and administrative expenses	(18,048)	(16,956)
Restructuring expenses	(809)	—
Loss from operations	(23,874)	(38,279)
Interest income	64	13
Interest expense	(6,850)	(4,476)
Other income, net	385	356
Net loss	$(30,275)	$(42,386)

Product revenues, net

We commenced product sales of ONIVYDE in the fourth quarter of 2015 subsequent to approval by the FDA. For the three months ended September 30, 2016, we recognized net product revenues of $14.5 million. No net product revenues were recognized during the three months ended September 30, 2015.

License and collaboration revenues

License and collaboration revenues were $12.4 million for the three months ended September 30, 2016 compared to $16.4 million for the three months ended September 30, 2015, a decrease of $4.0 million, or 24%. Revenue recognized during both periods was comprised solely of revenue recognized under the proportional performance revenue recognition model. The decrease was primarily attributable to significant work performed during the three months ended September 30, 2015 as we completed the Phase 3 clinical trial of ONIVYDE and prepared for regulatory approval by the FDA.

Other revenues

We began recognizing other revenues in the second quarter of 2016 when we first supplied ONIVYDE bulk drug substance to Baxalta and PharmaEngine. Other revenues were $1.2 million for the three months ended September 30, 2016, all of which were related to ONIVYDE bulk drug substance sales to Baxalta. No other revenues were recognized during the three months ended September 30, 2015.

Cost of revenues

We began recognizing cost of revenues for the first time in the fourth quarter of 2015 subsequent to the approval of ONIVYDE by the FDA. We recognized $1.0 million of cost of revenues during the three months ended September 30, 2016. This was comprised of $0.2 million of costs related to net product revenues and $0.8 million of costs related to other revenues. No cost of revenues was recognized during the three months ended September 30, 2015.

Research and development expenses

Research and development expenses were $32.1 million for the three months ended September 30, 2016 compared to $37.8 million for the three months ended September 30, 2015, a decrease of $5.7 million, or 15%. This decrease was primarily attributable to:

•

$2.4 million of decreased ONIVYDE expenses primarily due to manufacturing campaigns that took place during the three months ended September 30, 2015 as well as the winding down of our Phase 3 clinical trial that supported the approval of ONIVYDE by the FDA; and

•

$5.0 million of decreased expenses related to preclinical, general research and discovery as a result of our cost management efforts and the timing of manufacturing campaigns for our preclinical programs.

These decreases were partially offset by $2.6 million of increased MM-141 expenses related to the May 2015 initiation of a Phase 2 clinical trial of MM-141 in metastatic pancreatic cancer.

Selling, general and administrative expenses

Selling, general and administrative expenses were $18.0 million for the three months ended September 30, 2016 compared to $17.0 million for the three months ended September 30, 2015, an increase of $1.1 million, or 6%. This increase was primarily attributable to $1.1 million of increased expenses to support commercial sales of ONIVYDE.

Restructuring expenses

We recognized restructuring expenses of $0.8 million during the three months ended September 30, 2016 related to our corporate restructuring activities described above. No restructuring expenses were recognized during the three months ended September 30, 2015.

Interest expense

Interest expense was $6.9 million for the three months ended September 30, 2016 compared to $4.5 million for the three months ended September 30, 2015, an increase of $2.4 million, or 53%. This increase was primarily attributable to interest expense related to our 2022 notes that were issued in December 2015, offset by a decrease in interest expense related to our previously outstanding loans payable to Hercules Technology Growth Capital, Inc., or Hercules, that were repaid in full during December 2015.

Comparison of the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,
(in thousands)	2016	2015
Product revenues, net	$37,312	$—
License and collaboration revenues	43,062	67,839
Other revenues	2,659	—
Cost of revenues	(3,593)	—
Research and development expenses	(105,956)	(116,248)
Selling, general and administrative expenses	(56,523)	(38,460)
Restructuring expenses	(809)	—
Loss from operations	(83,848)	(86,869)
Interest income	258	93
Interest expense	(36,579)	(13,524)
Other income, net	278	580
Net loss	$(119,891)	$(99,720)

Product revenues, net

We commenced product sales of ONIVYDE in the fourth quarter of 2015 subsequent to approval by the FDA. For the nine months ended September 30, 2016, we recognized net product revenues of $37.3 million. No net product revenues were recognized during the nine months ended September 30, 2015.

License and collaboration revenues

License and collaboration revenues were $43.1 million for the nine months ended September 30, 2016 compared to $67.8 million for the nine months ended September 30, 2015, a decrease of $24.8 million, or 37%. This decrease was primarily attributable to the achievement of $10.0 million of substantive milestones during the nine months ended September 30, 2016 as compared to the achievement of $20.0 million of substantive milestones during the nine months ended September 30, 2015, as well as a decrease in revenue recognized under the proportional performance revenue recognition model. This decrease was primarily attributable to significant work performed during the nine months ended September 30, 2015 as we completed the Phase 3 clinical trial of ONIVYDE and prepared for regulatory approval by the FDA.

Other revenues

We began recognizing other revenues in the second quarter of 2016 when we began supplying ONIVYDE bulk drug substance to Baxalta and PharmaEngine. Other revenues were $2.7 million for the nine months ended September 30, 2016, comprised of $2.4 million of revenue related to ONIVYDE bulk drug substance sold to Baxalta and $0.3 million of revenue related to ONIVYDE bulk drug substance sold to PharmaEngine. No other revenues were recognized during the nine months ended September 30, 2015.

Cost of revenues

We began recognizing cost of revenues for the first time in the fourth quarter of 2015 subsequent to the approval of ONIVYDE by the FDA. We recognized $3.6 million of cost of revenues during the nine months ended September 30, 2016, comprised of $1.8 million of costs related to net product revenues and $1.8 million of costs related to other revenues. No cost of revenues was recognized during the nine months ended September 30, 2015.

Research and development expenses

Research and development expenses were $106.0 million for the nine months ended September 30, 2016 compared to $116.2 million for the nine months ended September 30, 2015, a decrease of $10.3 million, or 9%. This decrease was primarily attributable to:

•

$8.7 million of decreased ONIVYDE expenses primarily due to manufacturing campaigns that took place during the nine months ended September 30, 2015 as well as the winding down of our Phase 3 clinical trial that supported the approval of ONIVYDE by the FDA; and

•

$9.2 million of decreased spend related to preclinical, general research and discovery as a result of our cost management efforts and the timing of manufacturing campaigns for our preclinical programs.

These decreases were partially offset by:

•	$6.8 million of increased MM-121 expenses related to the February 2015 initiation of a Phase 2 clinical trial of MM-121 in non-small cell lung cancer; and
•	$1.6 million of increased MM-302 expenses related to increased activity in our Phase 2 clinical trial of MM-302 in locally advanced or metastatic breast cancer.

Selling, general and administrative expenses

Selling, general and administrative expenses were $56.5 million for the nine months ended September 30, 2016 compared to $38.5 million for the nine months ended September 30, 2015, an increase of $18.1 million, or 47%. This increase was primarily attributable to $13.5 million of increased expenses to support commercial sales of ONIVYDE as well as increased labor and labor-related expenses and facility-related costs required to support our overall growth.

Restructuring expenses

We recognized restructuring expenses of $0.8 million during the nine months ended September 30, 2016 related to our corporate restructuring activities described above. No restructuring expenses were recognized during the nine months ended September 30, 2015.

Interest expense

Interest expense was $36.6 million for the nine months ended September 30, 2016 compared to $13.5 million for the nine months ended September 30, 2015, an increase of $23.1 million, or 170%. This increase was primarily attributable to a one-time non-cash charge of $14.6 million associated with the induced conversion of an aggregate principal amount of $64.2 million of our convertible notes in April 2016 as well as interest expense related to our 2022 notes that were issued in December 2015, offset by a decrease in interest expense related to our previously outstanding loans payable to Hercules that were repaid in full during December 2015.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings and sales of ONIVYDE. Through September 30, 2016, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $452.0 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations and $22.4 million of cash receipts related to ONIVYDE sales. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $4.0 million in upfront fees and reimbursements as of September 30, 2016. As of September 30, 2016, we had unrestricted cash and cash equivalents and marketable securities of $48.5 million.

As of September 30, 2016, within our unrestricted cash and cash equivalents, $0.4 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $0.4 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(139,344)	$(102,048)
Net cash (used in) provided by investing activities	(14,970)	73,772
Net cash provided by financing activities	5,171	48,938
Net (decrease) increase in cash and cash equivalents	$(149,143)	$20,662

Operating activities

Cash used in operating activities of $139.3 million during the nine months ended September 30, 2016 was primarily a result of our $119.9 million net loss and changes in operating assets and liabilities of $55.1 million. The change in operating assets and liabilities during the nine months ended September 30, 2016 was primarily driven by increases in accounts receivable and inventory related to the commercialization and sale of ONIVYDE, offset by a decrease in deferred revenue related to the Baxalta agreement. These decreases were offset by $35.7 million of non-cash items, including a $14.6 million non-cash loss on extinguishment related to the April 2016 conversion of a portion of our convertible notes, $11.1 million of stock-based compensation expense and $4.7 million in non-cash interest expense. Cash used in operating activities of $102.0 million during the nine months ended September 30, 2015 was primarily a result of our net loss of $99.7 million and changes in operating assets and liabilities of $24.8 million. The change in operating assets and liabilities during the nine months ended September 30, 2015 was primarily driven by a decrease in deferred revenue related to the Baxalta agreement, offset by an increase in accounts receivable. These decreases were offset by $22.5 million of non-cash items, including $12.0 million of stock-based compensation expense and $6.1 million in non-cash interest expense.

Investing activities

Cash used in investing activities of $15.0 million during the nine months ended September 30, 2016 was primarily due to purchases of marketable securities of $84.3 million in addition to $2.9 million of property and equipment purchases, offset by proceeds from sales and maturities of marketable securities of $72.2 million. Cash provided by investing activities of $73.8 million during the nine months ended September 30, 2015 was primarily due to maturities of marketable securities of $81.9 million, partially offset by $8.1 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $5.2 million during the nine months ended September 30, 2016 was primarily due to $4.0 million of proceeds received from the exercise of common stock options and $1.2 million of proceeds received from the issuance of convertible promissory notes by Silver Creek. Cash provided by financing activities of $48.9 million during the nine months ended September 30, 2015 was primarily due to $38.6 million of net proceeds from the ATM offering, $8.3 million of proceeds received from the exercise of common stock options and warrants and $1.2 million of proceeds received from the issuance of convertible preferred stock by Silver Creek.

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

We believe that at our currently forecasted spending rates, our existing financial resources, together with anticipated net product revenues and net royalty payments from sales of ONIVYDE, the net milestone payments and reimbursements we expect to receive under our Baxalta collaboration and access to our credit facility, will be sufficient to fund our operations into 2018. In addition, we have the ability to further manage spending as needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We do not have any committed external sources of funds, other than our collaboration with Baxalta for the development and commercialization of ONIVYDE, which is terminable by Baxalta for convenience upon 180 days’ prior written notice, and under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. Subsequent to the issuance of ASU 2014-09, the FASB also issued the following updates related to Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers:

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes all existing lease accounting guidance within ASC 840, Leases. The new standard requires that lease assets and lease liabilities be recognized by lessees for those leases previously classified as operating leases under ASC 840, with limited exceptions. This update also creates a new definition of a lease and provides guidance as to whether a contract is or contains a lease. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. We are currently evaluating the potential impact that the adoption of this guidance may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this guidance.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how entities present certain types of cash transactions in the statement of cash flows. This guidance also clarifies how the predominance principle should be applied when classifying cash receipts and cash payments that have attributes of more than one class of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We do not anticipate a material impact to our consolidated financial statements as a result of the adoption of this guidance.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $119.9 million for the nine months ended September 30, 2016, $147.8 million for the year ended December 31, 2015 and $83.6 million for the year ended December 31, 2014. As of September 30, 2016, we had an accumulated deficit of $921.5 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings and sales of ONIVYDE. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE. We have not completed development of or commercialized any other therapeutic product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We believe that at our currently forecasted spending rates, our existing financial resources, together with anticipated net product revenues and net royalty payments from sales of ONIVYDE, the net milestone payments and reimbursements we expect to receive under our Baxalta collaboration and access to our credit facility, will be sufficient to fund our operations into 2018. In addition, we have the ability to further manage spending as needed. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture.

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

We have invested a significant portion of our efforts and financial resources in the development of ONIVYDE and our other clinical stage product candidates for the treatment of various types of cancer. All of our product candidates, including ONIVYDE in indications beyond those for which it has already received marketing approval, are still in preclinical and clinical development. Our ability to generate meaningful product revenues will depend heavily on the successful commercialization of ONIVYDE and development of our product candidates. The success of ONIVYDE and our product candidates, which include both our therapeutic product candidates and diagnostic candidates, will depend on several factors, including the following:

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

For example, in connection with our corporate restructuring, we initiated a strategic review of our pipeline, including a clinical and financial prioritization of our programs. This review may result in amendments to our ongoing clinical trials and other changes to our programs. We expect to complete this review by the end of 2016. In the absence of clinical trial amendments, we believe that the data readouts of trials for our lead product candidates, including potentially MM-302, MM-121 and ONIVYDE in front-line metastatic pancreatic cancer, will likely extend beyond our prior guidance. As part of our strategic review, we will continue to assess these data timelines and the potential impact of any such clinical trial amendments.

Even though the ONIVYDE regimen has been approved for marketing by the FDA, TFDA and European Commission, we or Baxalta may never receive approval to commercialize ONIVYDE in other parts of the world.

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

Even though ONIVYDE has been approved for marketing by the FDA, TFDA and European Commission in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy, we may never receive approval to commercialize our other product candidates in the United States or other jurisdictions, or to commercialize ONIVYDE in other parts of the world or for other indications. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and successful interim results of a clinical trial do not necessarily predict successful final results.

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

In addition, our patents on ONIVYDE may also be challenged in a federal court in connection with a third party’s ANDA or a Section 505(b)(2) new drug application, or NDA, seeking FDA approval to market a generic version of ONIVYDE, resulting in a patent challenge to one or more patents listed in the Orange Book for ONIVYDE. This patent challenge can result in one or more of those Orange Book patents for ONIVYDE being deemed uninfringed, invalid, unenforceable and/or narrowed in scope, which could compromise the scope or duration of our exclusive rights in the relevant product. An ANDA or Section 505(b)(2) NDA can be filed at any time after FDA approval of ONIVYDE. Other challenges to a patent may be mounted without regard to the date of an FDA approval.

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

Our product candidates, including our clinical stage product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, import, export, sampling and marketing are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. On October 22, 2015, we received approval from the FDA and the TFDA to market ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively, and on October 18, 2016, Baxalta received approval from the European Commission to market ONIVYDE in combination with 5-FU and leucovorin for the treatment of metastatic adenocarcinoma of the pancreas in adult patients who have progressed following gemcitabine-based therapy. ONIVYDE is our first and only product candidate to receive regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA and other regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA or other regulatory agencies. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

If we overcharge the government in connection with our FSS contract or the Tricare retail pharmacy program, whether due to a misstated Federal Ceiling Price or otherwise, we would be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our executive and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Our corporate restructuring and the associated headcount reduction announced in October 2016 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On October 3, 2016, we announced a 22% reduction in headcount as part of a major corporate restructuring with the objective of prioritizing our research and development on a focused set of systems biology-derived oncology products and strengthening our financial runway. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future.

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

The indenture governing our 11.50% senior secured notes due 2022 imposes significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

On December 22, 2015, we issued $175.0 million in aggregate principal amount of 11.50% senior secured notes due 2022. The indenture governing the 2022 notes contains covenants that restrict our and our subsidiaries’ ability to take various actions, including, among other things:

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

Item 5. Other Information

On November 8, 2016, we entered into a Loan and Security Agreement, or the Credit Agreement, with BioPharma Credit Investments IV Sub, LP, or Pharmakon, pursuant to which a credit facility of an aggregate principal amount of at least $15.0 million and up to $25.0 million is available to us. The credit facility is available at any time through March 15, 2017 upon our request and upon compliance with certain additional funding conditions.

If we borrow under the Credit Agreement, the credit facility will bear interest at an annual rate of 11.50%. The Credit Agreement provides for quarterly interest-only payments for two years and repayment of all of the outstanding principal balance of the loan on the second anniversary of the funding date. In addition, we paid a fee of $0.4 million upon entry into the Credit Agreement. At our option, we may elect to prepay all of the outstanding credit facility with prepayment of all interest that would otherwise have accrued through the full remaining term of the loan. The credit facility is also subject to mandatory prepayment, with a comparable prepayment of interest, upon the occurrence of certain events, including specified changes of control, asset sales and certain debt incurrences and refinancings.

In connection with the Credit Agreement, we granted Pharmakon a security interest in all of our inventory and accounts receivable. The Credit Agreement also contains certain representations, warranties and non-financial covenants. In addition, the Credit Agreement grants Pharmakon an option during the two years following funding of the credit facility to participate in future financings at an amount up to the lesser of 25% of the total amount financed or $50.0 million.

Item 6.Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: November 9, 2016	By:	/s/ Yasir B. Al-Wakeel
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