Form 10-K
period 2016-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2017-03-01
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2016, was $657,498,088.

As of February 15, 2017, there were 130,570,161 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2017 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward‑looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words.

The forward‑looking statements in this Annual Report on Form 10-K include, among other things, statements about:

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
•

the achievement of the various closing conditions precedent to and the consummation of our asset sale transaction with Ipsen S.A., or Ipsen, for ONIVYDE, including our U.S. commercialization rights and our licensing agreement with Baxalta, and our generic version of doxorubicin hydrochloride (HCl) liposome injection;

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

We have one marketed therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. Our most advanced program is our therapeutic MM-398, which we market in the United States under the brand name ONIVYDE. On October 22, 2015, the U.S. Food and Drug Administration, or FDA, approved the use of ONIVYDE in combination with fluorouracil, or 5-FU, and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy. In addition, on October 18, 2016, the European Commission granted marketing authorization to our collaboration partner Baxalta for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have progressed following gemcitabine-based therapy.

On January 7, 2017, we entered into an Asset Purchase and Sale Agreement, or asset sale agreement, with Ipsen pursuant to which Ipsen will acquire our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE and our generic version of doxorubicin hydrochloride (HCl) liposome injection, or MM-436. The transaction described in the asset sale agreement is referred to as the asset sale. Ipsen will not acquire our rights to $33.0 million in net milestone payments that may become payable pursuant to our license and collaboration agreement with Baxalta, or the Baxalta agreement, among other excluded assets. Pursuant to the asset sale agreement, Ipsen will pay us $575.0 million in cash (subject to a working capital adjustment as provided in the asset sale agreement) and will assume certain related liabilities. Following the closing of the asset sale, we may be entitled to up to $450.0 million of additional payments based on achievement by or on behalf of Ipsen of certain milestone events related to FDA approval of ONIVYDE for certain indications as described in the asset sale agreement.

The consummation of the transaction with Ipsen is subject to customary closing conditions, including, among others: (i) the receipt of the approval of our stockholders; (ii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which waiting periods expired on February 22, 2017; (iii) the absence of a breach of our representations and warranties that would cause a material adverse effect on the commercial business; (iv) the absence of a business material adverse effect; and (v) the performance of certain covenants in all material respects. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview for more information regarding the asset sale.

In addition to ONIVYDE and our product candidates in clinical development, we have multiple product candidates in preclinical development. We have tailored ONIVYDE and our other product candidates to target specific disease mechanisms that our research suggests are common across many solid tumor types. We believe that ONIVYDE and our other product candidates have the potential to address major unmet medical needs.

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

We have also entered into an agreement to utilize our manufacturing expertise to develop, manufacture and exclusively supply bulk drug product to a third party, who will in turn process the drug into finished product and commercialize it globally following regulatory approval. Upon consummation of the asset sale, this agreement would be transferred to Ipsen.

Our Most Advanced Product Candidates

The table and descriptions below summarize key information about ONIVYDE (MM-398) and our other clinical stage product candidates, MM-121, MM-141, MM-310, MM-302 and MM-151. Each of the product candidates described below is a targeted therapy, designed to efficiently act on selected cancer cells. These targeted therapies are either designed to deliver cytotoxic therapies to the tumor tissue, such as ONIVYDE, MM-310 and MM-302, or are monoclonal antibodies or monoclonal antibody-derived molecules that are designed to block oncogenic signaling pathways, such as MM-121, MM-141 and MM-151. Other than ONIVYDE, none of our product candidates are approved for any indication by the FDA or any other regulatory agency.

Program	Status	Commercial Rights (Territory)
ONIVYDE (MM-398) (irinotecan liposome injection)

•   Approved by the FDA and European Commission in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy

•   Launched commercially in the United States on October 26, 2015

•   Conducting a Phase 2 clinical trial in combination with 5-FU, leucovorin and oxaliplatin in patients with previously untreated, metastatic pancreatic adenocarcinoma

•   Initiating a Phase 3 clinical trial as a monotherapy for the treatment of small cell lung cancer in patients that have progressed on a previous platinum-containing regimen

•   Ongoing Phase 1 clinical trials in collaboration with several investigators: as a monotherapy in patients with glioma, in combination with cyclophosphamide in patients with pediatric solid tumors and in combination with veliparib in solid tumors

•   Conducting a Phase 1 translational clinical trial in metastatic breast cancer designed to identify predictive biomarkers associated with MM-398

Merrimack (United States) PharmaEngine (Taiwan) Baxalta (rest of world outside of United States and Taiwan)
MM-121 (seribantumab) (ErbB3 targeted monoclonal antibody)

•   Conducting a Phase 2 clinical trial in combination with docetaxel or pemetrexed in patients with heregulin positive, advanced non-small cell lung cancer, or NSCLC

•   Initiating a Phase 2 clinical trial in patients with advanced HER2 negative, estrogen receptor positive (ER+), progesterone receptor positive (PR+) and heregulin positive breast cancer.

Merrimack (worldwide)
MM-141 (istiratumab) (IGF-1R and ErbB3 targeted tetravalent bispecific antibody)	• Conducting a Phase 2 clinical trial in combination with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic cancer patients who have high serum levels of free IGF-1	Merrimack (worldwide)
MM-310 (antibody directed nanotherapeutic; EphA2 targeted docetaxel)	• Initiating a Phase 1 clinical trial as a monotherapy in patients with solid tumors	Merrimack (worldwide)

Program	Status	Commercial Rights (Territory)
MM-302 (antibody directed nanotherapeutic; ErbB2 (HER2) targeted doxorubicin)

•   Discontinuing a Phase 2 clinical trial in combination with trastuzumab in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer. In December 2016, we decided to stop this clinical trial prior to full enrollment following an opinion from the Data and Safety Monitoring Board, or DSMB, that continuing the clinical trial would be unlikely to demonstrate benefit over the comparator treatments

•   We do not plan to invest in additional development of MM-302 at this time

Merrimack (worldwide)
MM-151 (EGFR (ErbB1) targeted oligoclonal antibody)	• Completed a Phase 1 clinical trial as a monotherapy and in combination with irinotecan in patients with solid tumors • We do not plan to invest in additional development of MM-151 at this time	Merrimack (worldwide)

ONIVYDE® (MM-398)

ONIVYDE overview

ONIVYDE (irinotecan liposome injection), also known as MM-398, is a novel encapsulation of the marketed chemotherapy drug irinotecan in a liposomal formulation. ONIVYDE has been approved by the FDA, European Commission and certain other regulatory agencies in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy. ONIVYDE is the first and only FDA-approved therapy in this setting. ONIVYDE is not indicated for use as a single agent. ONIVYDE in combination with 5-FU and leucovorin is designated as a category 1 treatment option in the 2016 National Comprehensive Cancer Network guidelines for pancreatic adenocarcinoma in the United States, as well as a category 2B status in the 2015 European Society for Medical Oncology clinical practice guidelines in the European Union.

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

ONIVYDE has obtained orphan drug exclusivity in the United States from the FDA for the treatment of pancreatic cancer, and orphan medicinal product designation in the European Union from the European Medicines Agency, or EMA, for the treatment of pancreatic cancer. In addition, ONIVYDE is covered by multiple patents and trademarks worldwide.

On January 7, 2017, we entered into an asset sale agreement with Ipsen pursuant to which Ipsen will acquire our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, including U.S. commercialization rights and our licensing agreement with Baxalta.

ONIVYDE Phase 3 clinical trial for metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy

The basis of the recent FDA and European Commission approvals of ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy was our randomized, open label Phase 3 clinical trial of MM-398 in patients with metastatic adenocarcinoma of the pancreas who received prior gemcitabine-based therapy. We refer to this clinical trial as the NAPOLI-1 trial. Patients were enrolled at 76 sites in North America, South America, Europe, Asia and Oceania. The trial evaluated ONIVYDE in combination with 5-FU and leucovorin administered every two weeks and as a monotherapy administered every three weeks. Each ONIVYDE containing arm was compared to a control arm of 5-FU and leucovorin. A total of 417 patients were randomized across the three arms. The primary endpoint of the trial was overall survival. Overall survival is a measure of the time to death from treatment randomization. Primary survival analysis was based on 313 events and showed that ONIVYDE in combination with 5-FU and leucovorin significantly improved overall survival versus 5-FU and leucovorin alone: 6.1 months versus 4.2 months (p=0.012, unstratified hazard ratio=0.67, 95% CI: [0.49-0.92]). The monotherapy regimen in this trial did not show improvement over the 5-FU and leucovorin arm: 4.9 months versus 4.2 months (p=0.94, HR=0.99, 95% CI: [0.77-1.28]). A hazard ratio, or HR, is a measure of how often a particular event happens in one group compared to how often it happens in another group over time. In cancer research, hazard ratios are often used in clinical trials to measure survival at any point in time in a group of patients who have been given a specific treatment compared to a control group given another treatment or a placebo. A hazard ratio of one means that there is no difference in survival between the two groups, while a hazard ratio of greater than one or less than one means that survival was better in one of the groups. The confidence interval, or CI, given after the HR reflects the amount of certainty in the estimate of the HR. An HR value that is not contained within a 95% CI is unlikely to be the true HR. ONIVYDE in combination with 5-FU and leucovorin also achieved a longer progression-free survival compared with the 5-FU and leucovorin arm (3.1 months versus 1.5 months; unstratified HR=0.56). The most common non-hematologic grade 3 and higher adverse events in the ONIVYDE combination arm were fatigue (14%), diarrhea (13%) and vomiting (11.1%). Hematologic grade 3 and higher adverse events included neutropenia, which was observed in 20% of patients as determined by objective laboratory values, and febrile neutropenia, which was observed in 2% of patients.

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

In October 2016, we updated our NAPOLI-1 analysis with the final results from our NAPOLI-1 clinical trial. The updated data analysis was based on 382 events at the final database lock in November 2015. The previously described overall survival advantage was maintained for ONIVYDE in combination with 5-FU and leucovorin versus 5-FU and leucovorin alone: 6.2 months versus 4.2 months (p=0.039, HR=0.75, 95% CI: [0.057-0.99]). Twelve-month survival estimates for ONIVYDE in combination with 5-FU and leucovorin were 26% (95% CI, 18-35%) compared to 16% (95% CI, 10-24%) for 5-FU and leucovorin alone. The overall response rate for the ONIVYDE plus 5-FU and leucovorin arm was 16% versus 1% for the 5-FU and leucovorin arm (p<0.0001). Disease control was achieved in twice as many patients treated with ONIVYDE in combination with 5-FU and leucovorin (52%) compared to 5-FU and leucovorin alone (24%). Final results suggest that patients treated with ONIVYDE in combination with 5-FU and leucovorin had no notable deterioration in quality of life at 12 weeks despite the addition of a second chemotherapeutic agent to 5-FU and leucovorin. No new safety concerns were noted and the overall safety profile was manageable with the most common grade 3 and higher adverse events of neutropenia, diarrhea, fatigue, vomiting and asthenia.

MM-398 Phase 2 clinical trial in front-line metastatic pancreatic cancer

In October 2015, we enrolled the first patient in a Phase 2 clinical trial of MM-398 in front-line metastatic pancreatic cancer. This trial is designed to assess the safety and efficacy of the combination of MM-398 plus 5-FU and leucovorin, with or without the addition of oxaliplatin, versus nab-paclitaxel and gemcitabine in patients with previously untreated, metastatic pancreatic adenocarcinoma. The trial will be conducted in two parts. In the first part of the trial, we expect to enroll approximately six to18 patients. The primary outcome for Part 1 of the trial is to evaluate the safety and tolerability of ONIVYDE in combination with 5-FU and leucovorin and oxaliplatin. In the second part of the trial, we expect an additional 150 patients (50 patients per arm) with previously untreated, metastatic pancreatic adenocarcinoma will be enrolled and randomized to receive ONIVYDE in combination with 5-FU, leucovorin and oxaliplatin, ONIVYDE in combination with 5-FU and leucovorin or nab-paclitaxel and gemcitabine. In Part 2 of the trial, efficacy of the ONIVYDE containing regimens will be compared to the nab-paclitaxel and gemcitabine regimen, evaluating progression free survival, or PFS, at 24 weeks, as well as overall survival, objective response rate, tumor marker CA19-9 response, safety and tolerability. PFS is the time from the initiation of treatment to tumor progression based on an increase of at least 20% in the sum of measured tumor diameters with no new tumors. The trial will be conducted at sites in the United States, Canada, Europe, Australia, New Zealand, Taiwan and South Korea.

MM-398 Phase 3 clinical trial in small cell lung cancer

We are initiating a Phase 3 clinical trial studying MM-398 as a monotherapy for the treatment of small cell lung cancer in patients that have progressed on a previous platinum-containing regimen.

MM-398 other clinical trials

We are also collaborating with several investigators to conduct additional trials of MM-398, including in a Phase 1 clinical trial utilizing a high concentration formulation of MM-398 in patients with glioma, a Phase 1 clinical trial in pediatric solid tumors and a Phase 1 clinical trial in combination with veliparib in solid tumors. In May 2016, we announced that we planned to initiate a Phase 1 clinical trial of ONIVYDE plus 5-FU and leucovorin in combination with MM-151 in patients with RAS wild-type metastatic colorectal cancer; however, based on the results of our strategic pipeline review that was completed in January 2017, we no longer plan to initiate this clinical trial.

MM-398 diagnostic development

We believe that deposition of MM-398 in the tumor may be important to efficacy. We are exploring development of an imaging agent that may serve as a surrogate biomarker for estimating MM-398 deposition in patient tumors. Our Phase 1 translational study is designed to assess the feasibility of using an MRI-based approach with a marketed iron supplement used off-label as an imaging agent to act as a marker for MM-398 tumor response prediction. The expansion phase of this study will enroll patients who have metastatic breast cancer that is hormone receptor positive, triple negative or where active brain metastases are present. As part of our preclinical and clinical translational research, we are also investigating functional in vitro biomarkers that may be predictive of efficacy in poorly vascularized tumors.

MM-121 (seribantumab)

MM-121 overview

MM-121 is a fully human monoclonal antibody that targets ErbB3, a cell surface receptor that is activated by its ligand heregulin. Heregulin-driven ErbB3 signaling has been implicated as a mechanism of tumor growth and resistance to targeted, cytotoxic and anti-endocrine therapies. When used in combination with cytotoxic chemotherapeutics, MM-121 is designed to block heregulin-driven ErbB3 signaling and enhance the anti-tumor effect of combination therapy partners.

Heregulin is the cognate ligand of the ErbB3 receptor and a powerful driver of cell survival signaling. Based on the central role of heregulin and ErbB3 in cancer growth and survival, we believe that MM-121 may be applicable to a broad range of metastatic tumors, including lung, prostate, breast, ovarian, colon and pancreatic cancers. Our preclinical studies of several hundred tumor samples and the analysis of tumor samples from our Phase 2 clinical trials suggest that MM-121 may be able to target heregulin-dependent ErbB3 signaling that is relevant in approximately 35-50% or more of cancer patients with these types of tumors, defining a distinct, highly drug-tolerant cancer cell phenotype potentially contributing to poor prognosis and thus identifying a potentially high unmet medical need.

MM-121 Phase 2 clinical trial in advanced or metastatic non-small cell lung cancer

In February 2015, we initiated a global, open-label, biomarker-selected, randomized Phase 2 clinical trial of MM-121 in combination with docetaxel or pemetrexed versus docetaxel or pemetrexed alone in patients with heregulin positive, locally advanced or metastatic NSCLC. In December 2015, we announced an amendment to the trial, including a change in primary endpoint from PFS to overall survival. At the time of the December 2015 amendment, the trial was expected to enroll approximately 280 heregulin positive patients to be randomized (2:1) to receive MM-121 plus the investigator’s choice of docetaxel or pemetrexed, or the investigator’s choice of docetaxel or pemetrexed alone, at sites in the United States, Canada, Asia and Europe. Based on the results of our strategic pipeline review that was completed in January 2017, we plan to modify the design of this clinical trial into a proof-of-concept study to reduce enrollment and generate data in a more homogenous patient population.

MM-121 Phase 2 clinical trial in breast cancer

We intend to initiate an additional Phase 2 clinical trial of MM-121 in 2017 in patients with advanced HER2 negative, estrogen receptor positive (ER+), progesterone receptor positive (PR+) and heregulin positive breast cancer.

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

Three such previous Phase 2 clinical trials of MM-121 in NSCLC, ovarian cancer and breast cancer enrolled a total of 464 patients and evaluated whether MM-121 in combination with a standard of care therapy was more effective than the standard of care therapy alone in prolonging PFS. In the NSCLC trial, two of the three cohorts (Groups A and C) did not meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and ceased enrolling patients. Additionally, we did not meet the primary endpoints in the clinical trials of MM-121 in patients with ovarian cancer or in patients with breast cancer, although our biomarker analysis in each trial identified a potential subpopulation of patients benefiting from MM-121 in combination with either paclitaxel or exemestane, respectively. As ErbB3 signaling was expected to be active in only a subset of patients, pre-treatment biopsies were collected from patients in the lung and ovarian studies and archived tumor tissue in all three studies to assess heregulin, along with four other pre-specified biomarkers. Secondary analyses included evaluation of the pre-specified biomarkers, as well as overall survival and safety data. Across the trials, there was a consistent but modest and tolerable increase in adverse events when MM-121 was combined with erlotinib, paclitaxel and exemestane. Most adverse events were reported as mild to moderate in severity and included diarrhea, fatigue, vomiting, rash, hypokalemia and stomatitis.

MM-121 diagnostic development

We are developing a diagnostic that is focused on measuring certain mechanistically related biomarkers to determine whether a tumor is dependent on ErbB3 signaling and therefore amenable to treatment with MM-121. In 2014, we announced updated biomarker results from a meta-analysis of three randomized clinical trials of MM-121 in patients with ovarian, breast and lung cancers. This analysis included biomarker and efficacy results that had previously been disclosed, as well as additional biomarker data from the Phase 2 metastatic breast cancer trial that had not previously been reported. This meta-analysis highlighted heregulin as the principal biomarker for MM-121 efficacy. High levels of heregulin mRNA correlated with favorable hazard ratios in all three settings: in ovarian cancer, heregulin-high patients had a PFS HR of 0.37 (95% CI [0.18–0.76]) (57 of 151 evaluable patients; prevalence of 38%); in breast cancer, heregulin-high patients had a PFS HR of 0.26 (95% CI [0.11–0.63]) (34 of 76 evaluable patients; prevalence of 45%); and in lung cancer, heregulin-high patients had a PFS HR of 0.35 (95% CI [0.16–0.76]) (37 of 69 evaluable patients; prevalence of 54%). In ovarian cancer, the definition of biomarker positive also required that patients have low ErbB2 (HER2) levels. In breast cancer, where only ErbB2 (HER2) negative patients were enrolled in the clinical trial, this requirement was not needed. In lung cancer, where ErbB2 (HER2) levels are naturally low, this requirement was also not needed.

Heregulin mRNA was measured in two different ways in the Phase 2 clinical trials. For archived tissue samples obtained through surgical removal of tumor tissue, which was the source of tissue in the breast cancer clinical trial, heregulin mRNA was measured by reverse transcriptase polymerase chain reaction (RT-PCR). In tissue samples obtained through a biopsy procedure, which was the source of tissue in the ovarian and lung cancer studies, heregulin mRNA was measured by RNA in situ hybridization (RNA-ISH), which is an assay in which a section of tissue is stained for heregulin mRNA and scored by a certified pathologist. We have identified RNA ISH as the method to detect HRG expression on the cancer cell level with high sensitivity and specificity, and are using a qualified version of this assay in our Phase 2 NSCLC clinical trial.

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

MM-141 Phase 2 clinical trial in metastatic pancreatic cancer

In May 2015, we initiated a randomized, double-blinded, placebo-controlled Phase 2 clinical trial of MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone in patients with newly diagnosed metastatic pancreatic cancer who have high serum levels of free IGF-1. As part of this trial, we expect that front-line metastatic pancreatic cancer patients with high serum levels of free IGF-1 will be randomized (1:1) to receive either MM-141 plus nab-paclitaxel/gemcitabine or nab-paclitaxel/gemcitabine alone. Based on the results of our strategic pipeline review that was completed in January 2017, we plan to modify the ongoing Phase 2 clinical trial of MM-141 from an original planned enrollment of approximately 140 patients down to a revised enrollment of approximately 80 patients. Eligible patients for the trial must have received no prior radiotherapy, surgery, chemotherapy or investigational therapy for the treatment of metastatic disease. The primary endpoint of the trial is PFS. Secondary endpoints include overall survival, objective response rate, safety and tolerability.

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

MM-141 diagnostic development

We are conducting research and development on an in vitro diagnostic for MM-141 that may help to determine which patients will derive benefits from the drug alone or in combination with other therapies, while experiencing a satisfactory safety profile. This research is focused on identifying pathway-relevant biomarkers and assessing their correlation with the magnitude of patient response to MM-141. Our Phase 2 clinical trial of MM-141 uses a proprietary, validated test to prospectively select patients with high serum free IGF-1 levels for inclusion in the trial.

MM-310

MM-310 overview

MM-310 is an antibody directed nanotherapeutic that encapsulates a newly engineered form of the highly potent chemotherapy docetaxel as a prodrug in an ephrin receptor A2, or EphA2, targeted liposome. In preclinical studies, MM-310 demonstrated antitumor activity in multiple models compared to free docetaxel. In the preclinical studies, EphA2 targeted liposomes entered and delivered the cytotoxic to the tumor cell while minimizing exposure to healthy tissues. MM-310 is designed to result in prolonged exposure at the tumor site and in preclinical studies had a significantly longer half-life than free docetaxel. In a sampling of approximately 200 tumors, EphA2 was found to be expressed in tumor cells, myofibroblasts and/or tumor-associated blood vessels. EphA2 overall prevalence was found to range from 50% to 100% across multiple indications. In cell models, a high level of specificity was observed in the MM-310 EphA2 targeted liposome, with a more than 100-fold increase in liposome cell association when compared to non-targeted liposomes.

MM-310 Phase 1 clinical trial

We expect to initiate a Phase 1 clinical trial of MM-310 in 2017 as a monotherapy to evaluate its safety and preliminary efficacy in patients with solid tumors.

MM-310 diagnostic development

We are evaluating certain biomarkers for further investigation as diagnostics.

MM-302

MM-302 overview

MM-302 is an antibody directed nanotherapeutic that encapsulates doxorubicin in a HER2-targeted liposome. Doxorubicin is a marketed chemotherapy that is a member of the anthracycline class of chemotherapeutics. As a liposomal encapsulation of doxorubicin, MM-302 is designed to target and bind to cancer cells that overexpress ErbB2 (HER2) to allow for the selective uptake of drug into tumor cells while minimizing exposure to healthy tissues, such as those of the heart. Unlike other HER2 targeted agents, MM-302 is not designed to inhibit HER2 signaling pathways and relies on HER2 as a means to identify and gain access to the cancer cells.

MM-302 Phase 2 clinical trial in metastatic breast cancer

In August 2014, we initiated a global, open-label, randomized Phase 2 clinical trial of MM-302 in combination with trastuzumab (Herceptin®) in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer. Prior to initiating the Phase 2 clinical trial of MM-302, we conducted a Phase 1 clinical trial of MM-302 in patients with advanced ErbB2 (HER2) positive breast cancer, and reported final results from this trial in April 2015.

In December 2016, we determined that we would be stopping the ongoing Phase 2 clinical trial of MM-302. The decision to stop the trial was made following an independent DSMB opinion that continuing the clinical trial would be unlikely to demonstrate benefit over the comparator treatments. Subsequent to this recommendation, a futility assessment was performed that confirmed the

DSMB’s opinion. Both the treatment and control arms were found to have shorter than expected median PFS. Patients currently enrolled in the clinical trial may choose to continue on their assigned treatment based upon discussion with their study physician.

Based on the results of our strategic pipeline review that was completed in January 2017, further investment in MM-302 is being deferred at this time.

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

Based on the results of our strategic pipeline review that was completed in January 2017, further investment in MM-151 is being deferred at this time.

MM-151 Phase 1 clinical trial

We recently completed a Phase 1 clinical trial of MM-151 as a monotherapy and in combination with irinotecan in patients with solid tumors. The Phase 1 clinical trial was designed to assess the safety of MM-151 and determine the recommended Phase 2 dose. Four sites participated in this trial.

MM-151 diagnostic development

We are focusing our diagnostic efforts for MM-151 on the identification of key biomarkers that will indicate which patient populations are likely to benefit from MM-151 treatment.

Companion Therapeutics Program

We are evaluating combinations of our therapeutic oncology candidates, but further investment in the companion therapeutics program is being deferred at this time.

Preclinical Product Candidates

We are developing preclinical product candidates for a range of solid tumor indications.

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

Although our initial focus is oncology, we believe that our systems biology approach is applicable to a broad range of therapeutic areas beyond cancer, including bone and joint conditions, infectious disease, inflammation, central nervous system disease and other areas of medicine with high unmet needs. While it is possible that we may pursue some of these disease areas directly ourselves, our plan is to pursue many or all of these other areas through collaborations, licenses and other arrangements with third parties. As an example, in 2010, we established Silver Creek Pharmaceuticals, Inc., or Silver Creek, to apply our systems biology approach to the research and development of regenerative medicines to repair the heart. As of December 31, 2016, Silver Creek was a majority owned subsidiary.

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

Manufacturing

We manufacture bulk drug product for commercial use and for use in our clinical trials and research and development efforts using current good manufacturing practices, or cGMP, at our approximately 13,500 square foot multi-product facility located at our corporate headquarters in Cambridge, Massachusetts. We have the capabilities to manufacture nanotherapeutics, antibody-targeted nanotherapeutics and antibodies.

Our manufacturing capabilities encompass the full bulk manufacturing process through quality control and quality assurance and are integrated with our project teams from discovery through development. This structure enables us to efficiently transfer research stage lead molecules into manufacturing. We have designed our manufacturing facilities and processes to provide maximum flexibility and rapid changeover for the manufacture of different product candidates. We outsource fill finish, packaging, labeling and distribution, as well as bulk manufacturing for certain antibody product candidates. As of January 31, 2017, we employed approximately 91 employees in manufacturing activities. Our manufacturing site consists of two independent facilities, one for nanoliposome manufacture and one for biologics manufacture.

Our nanoliposome facility is comprised of multiple classified suites and has been designed to comply with current FDA and EMA cGMP for the manufacture of commercial and clinical bulk drug product. The facility and processes have been designed to meet the global commercial and clinical needs of ONIVYDE, MM-436 and the other nanoliposomal products in our pipeline. In 2015, the FDA inspected and approved our nanoliposome facility for the commercial supply of bulk drug product for ONIVYDE, and in 2016, following inspection, the EMA found us to be in general compliance with the relevant European Union manufacturing directives. Following consummation of the asset sale to Ipsen, pursuant to which our nanoliposome facility would be transferred to Ipsen, Ipsen would manufacture several batches of MM-310 for us pursuant to a manufacturing services agreement that we expect to enter into.

Our biologics facility produces our antibody product candidates and is comprised of multi-suite clean rooms, includes single-use bioreactors, and is sized to be able to produce sufficient material to meet the demands of our planned and ongoing clinical trials. Although we have the capability to continue to manufacture our bulk antibody product candidates at our current facility, we have determined that utilizing contract manufacturing organizations, or CMOs, to manufacture our future needs of bulk antibody product candidates, including MM-121 and MM-141, will allow us to better meet our operational objectives.

We are developing and testing diagnostic assays for predictive biomarkers in an internal laboratory under good clinical laboratory practices and through collaborations with third-party vendors. Upon completion of the development of the diagnostic tests, we plan to evaluate external as well as internal options for manufacturing and commercialization of the tests.

In 2013, we entered into an agreement with Watson Laboratories, Inc., or Actavis, as more fully described below, pursuant to which we utilize our nanoliposomal manufacturing capabilities to develop, manufacture and exclusively supply the bulk liposomal form of doxorubicin hydrochloride (HCl) liposome injection to Actavis. Under this agreement, we have also agreed to develop additional products for Actavis, the identities of which will be mutually agreed upon in the future. Upon consummation of the asset sale, this agreement would be transferred to Ipsen.

Sources and Availability of Raw Materials

We currently rely on single source suppliers for certain raw materials that we use for our nanoliposome manufacturing process. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place.

Commercial Activities

In October 2015, following receipt from the FDA of marketing approval for ONIVYDE, we commenced ONIVYDE commercial activities in the United States through our focused field organization. Prior to commercial launch, we spent time and resources building our marketing, field, access and distribution teams to provide healthcare education and reimbursement support as well as our product distribution infrastructure. We believe that our commercial infrastructure provides the foundation to address the educational and supportive needs of oncologists who treat a broad array of tumor types. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our other product candidates that obtain marketing approval. Following the consummation of the asset sale, Ipsen will assume responsibility for the commercialization of ONIVYDE within the United States.

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

The initial focus of our business is to develop therapeutics and diagnostics for the treatment of solid tumor cancers. Cancer is the second most common cause of death in the United States, exceeded only by heart disease, and accounts for almost one of every four deaths in the United States. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including the active ingredients in ONIVYDE and MM-310. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of solid tumors and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from solid tumor cancers remains high.

The following table sets forth information about the incidence and selected treatments for some of the solid tumor cancers for which we have developed and are developing therapeutic product candidates and diagnostics. The U.S. estimated annual incidence is based on information from the American Cancer Society, Cancer Fact & Figures 2017.

Tumor Type	U.S. Annual Incidence	Selected Marketed Therapies
Breast	255,180

trastuzumab (Herceptin®); docetaxel (Taxotere®); paclitaxel (Taxol®, Abraxane®); capecitabine (Xeloda®); tamoxifen (Nolvadex®, Soltamox®); anastrazole (Arimidex®); letrozole (Femara®); exemestane (Aromasin®); ado-trastuzumab emtansine (Kadcyla®); pertuzumab (Perjeta®); everolimus (Afinitor®); palbociclib (Ibrance®)

Lung and bronchus	222,500

ceritinib (Zykadia®); crizotinib (Xalkori®); docetaxel (Taxotere); gemcitabine (Gemzar®); pemetrexed (Alimta®); gefitinib (Iressa®); erlotinib (Tarceva®); bevacizumab (Avastin®); paclitaxel (Taxol, Abraxane); nivolumab (Opdivo®); pembrolizumab (Keytruda®)

Colorectal	135,430

oxaliplatin (Eloxatin®); irinotecan (Camptosar®); bevacizumab (Avastin); cetuximab (Erbitux®); panitumumab (Vectibix®); ziv-aflibercept (Zaltrap®); trifluridine/tipiracil (Lonsurf®); regorafenib (Stivarga®)

Pancreatic	53,670	nab-paclitaxel (Abraxane); gemcitabine (Gemzar); erlotinib (Tarceva)
Liver	40,710	sorafenib (Nexavar®)
Brain and other nervous system cancers	23,800	temozolomide (Temodar®); carmustine (BiCNU®); polifeprosan 20 with carmustine implant (Gliadel®); bevacizumab (Avastin)
Gastric	28,000	ramucirumab (Cyramza®); capecitabine (Xeloda); trastuzumab (Herceptin); docetaxel (Taxotere); oxaliplatin (Eloxatin); epirubicin (Ellence®)
Ovarian	22,440	olaparib (Lynparza™); liposomal doxorubicin (Doxil®); bevacizumab (Avastin); paclitaxel (Taxol, Abraxane); gemcitabine (Gemzar); rucaparib (Rubraca™)

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

Pancreatic Cancer

The only indication in the United States for which we have received marketing approval from the FDA is for ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy. Pancreatic cancer is a rare and deadly disease. There are approximately 54,000 patients diagnosed with pancreatic cancer each year in the United States, the overwhelming majority of whom have adenocarcinoma. Globally there are approximately 338,000 new cases each year. Most patients receive gemcitabine-based therapy during either adjuvant/neoadjuvant treatment for locally advanced disease or during first- or second-line therapy for metastatic disease.

Collaboration and License Agreements

We are party to a number of collaboration agreements for the development and commercialization of our product candidates and license agreements under which we license patents, patent applications and other intellectual property. We consider the following collaboration and license agreements to be material to our business.

Baxalta

On September 23, 2014, we entered into the Baxalta agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA for the development and commercialization of ONIVYDE outside of the United States and Taiwan, or the licensed territory. In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta agreement, we granted Baxalta an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize ONIVYDE in the licensed territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize ONIVYDE in the licensed territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and us is responsible for approving changes to the global development plan for ONIVYDE, including all budgets, and overseeing the parties’ development and commercialization activities with respect to ONIVYDE. Unless otherwise agreed, we will be responsible for conducting all clinical trials contemplated by the global development plan for ONIVYDE and manufacturing all clinical material needed for such trials.

Under the terms of the Baxalta agreement, we received a $100.0 million nonrefundable upfront cash payment in September 2014. In addition, we are eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which we have received $62.5 million from Baxalta as of December 31, 2016, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which we have received $60.0 million from Baxalta as of December 31, 2016, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta agreement, we will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxalta all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double-digits to low twenties percentages of net sales of ONIVYDE in the licensed territory.

In February 2016, we entered into a commercial supply agreement with Baxalta, or the Baxalta supply agreement, pursuant to which we supply ONIVYDE to Baxalta and, at Baxalta’s option, manage fill and finish activities conducted by a third-party contract manufacturer for Baxalta. Baxalta also has the option to manufacture ONIVYDE itself, in which case we will perform a technology transfer of our manufacturing process to Baxalta.

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

Upon consummation of the asset sale, both the Baxalta agreement and the Baxalta supply agreement will be assigned to Ipsen.

PharmaEngine

In May 2011, we entered into an assignment, sublicense and collaboration agreement with PharmaEngine, or the PharmaEngine agreement. Under the agreement, PharmaEngine assigned to us its rights and obligations under a 2005 agreement with Hermes BioSciences, Inc., or Hermes, to develop and commercialize ONIVYDE in Europe and certain countries in Asia. Through our acquisition of Hermes in 2009, we held the rights to ONIVYDE in North America and the rest of the world. PharmaEngine also granted to us an exclusive right and license, with the right to sublicense, under PharmaEngine technology and rights to develop and commercialize ONIVYDE worldwide outside of Taiwan. We granted to PharmaEngine a paid-up, royalty free, exclusive right and license under our technology and rights to develop and commercialize ONIVYDE in Taiwan. Upon entering into the PharmaEngine agreement, we paid PharmaEngine a $10.0 million upfront license fee. In addition, we made a milestone payment of $5.0 million to PharmaEngine in connection with dosing the first patient in our Phase 3 clinical trial of ONIVYDE, which occurred and was paid in the first quarter of 2012.

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

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $73.5 million in upfront license fees and milestone payments. This amount includes an $11.0 million milestone payment made in July 2015 in connection with the EMA’s acceptance for review of a Marketing Authorization Application for ONIVYDE, which occurred in the second quarter of 2015, a $10.0 million milestone payment made in June 2016 in connection with the South Korean Ministry of Food and Drug Safety, or MFDS, acceptance for review of a new drug application for ONIVYDE, which occurred in the second quarter of 2016, and a $25.5 million milestone payment made in December 2016 in connection with Baxalta’s receipt of marketing authorization from the European Commission for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have progressed following gemcitabine-based therapy, which occurred in the fourth quarter of 2016. In addition to these amounts, we could also be required to pay PharmaEngine up to an additional $25.0 million in aggregate regulatory milestones, $38.0 million in sublicense fees and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. Under the agreement, PharmaEngine is entitled to tiered royalties based on net sales of ONIVYDE in Europe and certain countries in Asia. The royalty rates under the agreement range from high single digits up to the low teens as a percentage of our net sales of ONIVYDE in these territories. Our obligation to pay royalties to PharmaEngine continues on a country-by-country basis until ten years after the first commercial sale of ONIVYDE in such country. We are responsible for the development and commercialization, and all related costs and expenses, of ONIVYDE in all countries except Taiwan, where PharmaEngine retains the right to develop and commercialize ONIVYDE at its expense. Each party has agreed to use commercially reasonable efforts to develop, in accordance with a development plan, and commercialize ONIVYDE in its respective territory.

Multiple executive committees were formed under the PharmaEngine agreement, each comprised of an equal number of representatives from each party. The steering committee is responsible for reviewing and approving changes to the development plan, providing overall strategic direction with respect to development of ONIVYDE under the development plan and overseeing other committees. The steering committee is also responsible for resolving any disputes arising under the agreement at the steering committee or that are referred to it by any of the other committees. If a matter is unresolved by the steering committee, it may be referred for resolution to executive officers from both companies. We have final decision making authority on any such matter not resolved by the executive officers that relates to the worldwide development of ONIVYDE or commercialization of ONIVYDE outside of Taiwan. The development committee is responsible for recommending to the steering committee changes to the development plan and overseeing the progress of the development program and monitoring the parties’ compliance with their respective obligations under the development plan.

Upon expiration of all royalty and other payment obligations due to PharmaEngine under this agreement on a country-by-country basis, the licenses granted under the agreement will be deemed to be perpetual, fully paid-up and irrevocable with respect to the licensed product in such country. Either party may terminate the agreement in the event of an uncured material breach by the other party. In addition, we may terminate the agreement for convenience upon 90 days’ prior written notice. If PharmaEngine terminates this agreement in its entirety or with respect to Europe or the Asian territories because of our material breach, or if we terminate the agreement for convenience with respect to Europe or the Asian territories, then we are required to grant PharmaEngine a license under our technology and rights with respect to ONIVYDE in Europe or the Asian territories, as applicable, and PharmaEngine is required to pay us single-digit royalties for net sales of ONIVYDE in such territories.

In August 2015, we also entered into a commercial supply agreement with PharmaEngine, or the PharmaEngine supply agreement, pursuant to which we supply ONIVYDE to PharmaEngine.

Upon consummation of the asset sale, both the PharmaEngine agreement and the PharmaEngine supply agreement will be assigned to Ipsen.

Actavis

In November 2013, we entered into a development, license and supply agreement with Actavis, or the Actavis agreement, pursuant to which we develop, manufacture and exclusively supply the bulk form of doxorubicin hydrochloride (HCl) liposome injection, or the initial product, to Actavis. We also refer to the initial product as MM-436. The Actavis agreement was subsequently amended in January 2015 to transfer certain responsibilities from us to Actavis in exchange for reducing the aggregate milestone payments that we are eligible to receive by $0.4 million. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price, and Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.1 million in milestone and development payments, as well as additional reimbursement for specific activities performed by us at the request of Actavis. We will also receive a mid-twenties percentage of net profits on global sales of the initial product and any additional products. In October 2016, the FDA accepted for review an Abbreviated New Drug Application filed by Actavis for the initial product, which triggered the payment of $1.1 million of milestones from Actavis to us. As of December 31, 2016, we had received $4.9 million in total milestone and development payments and reimbursement for specific activities from Actavis.

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

Upon consummation of the asset sale, the Actavis agreement will be assigned to Ipsen.

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

We also rely on trademark protection of our corporate and product brands. We are the owner of multiple federal trademark registrations in the United States and outside the United States. ONIVYDE® is a registered U.S. trademark of ours. In addition, we have multiple additional pending trademark registration applications in the United States and other countries covering the MERRIMACK® and PROVYDE® word marks and related logos in trademark classes relevant to our products and services.

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

As of January 31, 2017, we owned or controlled a total of 33 issued U.S. patents and 171 corresponding issued foreign patents, in addition to 148 pending U.S. patent applications and 175 pending patent applications in the rest of the world, covering our most advanced product candidates. We intend to continue to protect our proprietary technology with additional filings as appropriate. We do not have patents or patent applications in every jurisdiction where there is a potential commercial market for our product candidates. We continually evaluate our patent portfolio and patent strategy and believe our owned and licensed patents and patent applications, as well as applicable periods of regulatory exclusivity available after new product approval, provide us with a competitive advantage; however, if markets where we do not have patents or patent applications become commercially important, our business may be adversely affected.

The latest patent expiration dates for issued patents covering the composition or use of each of our most advanced product candidates as of January 31, 2017 are summarized below. As described in more detail below, the expiration dates in the table below refer to the latest-expiring granted patent covering the product, product candidate, technology or use thereof in the United States, and one or more countries outside of the United States, but do not account for any patent term extension or extended exclusivity terms, such as pediatric extensions, that may be available in the United States and certain foreign jurisdictions.

Product Candidate	Latest Year of Expiration of Current Patent Protection in the United States	Latest Year of Expiration of Current Patent Protection outside the United States
ONIVYDE	2033	2025
MM-121	2031	2031
MM-141	2032	2032
MM-310	2031	2031
MM-302	2031	2019
MM-151	2032	2032

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

ONIVYDE® (MM-398)

ONIVYDE is covered by issued U.S. patents on the product composition through at least 2028, and corresponding issued patents in other countries through at least 2025, not including additional exclusivity upon product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity.

In the United States, ONIVYDE is covered by multiple issued patents, including eight U.S. patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, commonly known as the Orange Book, including U.S. patents covering the ONIVYDE drug product and drug substance (through at least 2028) and additional U.S. patents covering approved methods of using ONIVYDE (through at least 2033). We have applied for restoration of patent term, or patent term extension, for at least one of our U.S. patents covering the ONIVYDE drug product and drug substance listed in the Orange Book, to add patent life beyond the current expiration date. In addition, ONIVYDE may be eligible to receive an additional six months of exclusivity added to the term of individual patents and any other marketing exclusivity covering ONIVYDE under the Best Pharmaceuticals for Children Act, or BPCA, if we were to submit information which could be requested in writing by the FDA relating to the use of the active moiety of the drug in children. We also own multiple pending patent applications covering the manufacture and use of ONIVYDE in various indications, including pancreatic cancer, through at least 2033, if issued.

In Europe, the ONIVYDE liposome composition is covered by an issued European patent through at least 2025, not including additional exclusivity pursuant to supplementary protection certificates that may be obtained in the future in individual European countries in accordance with local laws.

Outside the United States and Europe, the ONIVYDE composition is covered by issued patents through 2025 in Japan and eight other countries, and pending patent applications in five countries. In addition, we own multiple pending patent applications that, if issued, provide additional patent coverage on the use of ONIVYDE for various indications through at least 2036. We may apply for extended exclusivity terms (supplemental protection certificates) for our other patents world-wide as appropriate, depending on the expected length of clinical trials and other factors involved in the submission of the relevant drug approval application.

MM-121 (seribantumab)

We own issued patents in the United States, Europe, Japan and eleven other countries covering the MM-121 composition through at least 2028, not including additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity. In addition, we own granted patents in the United States, Europe and eight other countries covering treatment of patients with certain forms of breast cancer through at least 2031, and multiple pending patent applications in the United States, Europe and other countries covering various related methods of use, including the treatment of patients with heregulin positive forms of cancer (through 2034, if issued), treatment of patients with heregulin positive NSCLC (through 2036, if issued), treatment of patients with certain forms of breast cancer (through 2031 or 2032, if issued) and/or related diagnostic tests and methods (through 2029, if issued).

MM-141 (istiratumab)

We own issued patents in the United States, Japan, and three other countries, and pending patent applications in Europe and ten other countries, covering the MM-141 composition through at least 2032, not including additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity. In addition, we own multiple pending patent applications in the United States and Europe covering methods of treating pancreatic cancer with MM-141 (through 2035, if issued).

MM-310

We have an exclusive license to patent filings covering the MM-310 composition through at least 2031 from the University of California, including issued patents in the United States and four other countries, with additional patent filings in Europe and seven other countries. In addition, we own multiple pending patent filings covering the MM-310 liposome composition, companion diagnostic technology for MM-310 and therapeutic uses of MM-310 through at least 2037 (if issued).

MM-302

We own patent coverage on the use of the MM-302 composition in treating various forms of cancer (including breast cancer) through at least 2031 in the United States. In addition, we have an exclusive license to patents covering the MM-302 composition through at least 2019 in the United States, Europe and two other countries. Our patent coverage does not include additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity. In addition, we own multiple pending patent applications in the United States, Europe and other countries covering various related methods of use (expiring between 2031 and 2035, if issued) and/or related diagnostic tests and methods (expiring between 2033 and 2034, if issued).

MM-151

We own issued patents in the United States and two other countries, and pending patent applications in Europe, Japan and eight other countries covering the MM-151 composition and related patient diagnostic technology through at least 2032, not including additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity. In addition, we own multiple pending patent applications in the United States, Europe, Japan and additional countries covering methods of treating colorectal cancer with MM-151 (through 2035, if issued).

Silver Creek

In August 2010, we acquired 12,000,000 shares of Series A preferred stock of Silver Creek in exchange for our grant to Silver Creek of technology licenses. We granted to Silver Creek a royalty free license under certain antibody growth factor patent rights to develop and commercialize products covered by the licensed patent rights. This license is exclusive to Silver Creek for therapeutic or diagnostic use in humans for the promotion of organ regeneration and co-exclusive with us for all other uses. We also granted to Silver Creek royalty free, non-exclusive licenses under certain patent rights and know-how to use certain of our technologies for research and development purposes. Either party may terminate the agreement in the event of an uncured material breach by the other party. As of December 31, 2016 and 2015, we owned approximately 50% and 56%, respectively, of the outstanding voting stock of Silver Creek, making Silver Creek a majority owned subsidiary.

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

We expect that all of our clinical product candidates, other than ONIVYDE, will be subject to review as biological products under BLA standards. We expect that ONIVYDE will continue to be subject to review as a drug under NDA standards. MM-302 contains both drug and biological components. We believe that this combination product would be subject to review as a biological product, pursuant to a BLA.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s pharmacology chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs and BLAs is subject to a substantial application user fee, currently $2,038,100 for fiscal year 2017, and the sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, currently $97,750 per product and $512,200 per establishment. These fees may be increased or decreased annually.

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

The BPCIA also created a 12-year period of reference product exclusivity, which can be extended to 12½ years with pediatric exclusivity. The 12-year exclusivity period begins on the date of first licensure of the reference product under the PHSA and during which the licensure of a follow-on application for a biosimilar or interchangeable product cannot be made effective. During the first four years (or four and one-half years with pediatric exclusivity) of the 12-year period, an application for a biosimilar or interchangeable version of the reference product cannot be submitted to the FDA.

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

The FDA has not yet issued proposed regulations setting forth its interpretation of the BPCIA’s provisions but has issued guidance documents and draft guidance documents related to BPCIA implementation concerning biosimilarity and interchangeability, BLA submission requirements, exclusivity, labeling and naming.

In addition to creating a 12-year period of reference product exclusivity, the BPCIA clarifies the interaction of that exclusivity with orphan drug exclusivity, such that the licensure of a biosimilar or interchangeable version of a reference product that was designated and approved as an orphan drug may only occur after the later of the expiration of any applicable seven-year orphan drug exclusivity or the 12-year reference product exclusivity (or seven and one-half years and 12½ years with pediatric exclusivity).

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

The FDA published final guidance in July 2014 that addresses issues critical to developing in vitro companion diagnostics. The guidance provides that in vitro companion diagnostics that are essential for the safe and effective use of a corresponding therapeutic product must be approved contemporaneously with that therapeutic in most circumstances. Based on the guidance and the FDA’s past treatment of companion diagnostics, we believe that the FDA will likely require one or more of our in vitro diagnostics to obtain premarket approval, or PMA, in conjunction with approval of the associated therapeutic, which will involve coordination of review by CDER and by the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health. Our in vivo diagnostics, which are in the form of imaging agents, are regulated as drugs by CDER for therapeutic uses. As such, they are generally subject to the regulatory requirements applicable to other new drug candidates.

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

Government price reporting

We are required to report certain price data and pay certain rebates to the U.S. government as a condition of participation in federal healthcare programs. Medicaid is jointly administered by federal and state governments for the benefit of low income and certain disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. For most brand name drugs, including ONIVYDE, the total Medicaid rebate amount consists of the basic rebate and the additional rebate. The basic rebate is set by law as the greater of 23.1% of the drug’s average manufacturer price, or AMP, or the difference between AMP and the best price for the drug available from us to any commercial customer (with limited exceptions). The additional rebate is designed to capture price increases that outpace inflation (measured by the Consumer Price Index - Urban). The rebate amount is calculated each quarter based on our report of current AMP and best price figures for each of our products to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid and Medicare programs. The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our Medicaid rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the Medicaid statute provides for civil monetary penalties.

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

With the new U.S. presidential administration and Congress, there will likely be additional legislative changes, including the repeal and replacement of certain provisions of the Health Care Reform Laws. To that end, on January 20, 2017, the President issued an Executive Order Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal. The Executive Order declares that, pending repeal of the Health Care Reform Laws, it is imperative for the executive branch to ensure that the law is being efficiently implemented, take all actions consistent with law to minimize the unwarranted economic and regulatory burdens of the Health Care Reform Laws, and prepare to afford the states more flexibility and control to create a more free and open healthcare market. The Executive Order directs the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authorities and responsibilities under the Health Care Reform Laws to exercise their authority and discretion to waive, defer, grant exemptions from or delay the implementation of any provision or requirement of the Health Care Reform Laws that would impose a fiscal burden on any state or a cost, fee, tax, penalty or regulatory burden on individuals, families, healthcare providers, health insurers, patients, recipients of healthcare services, purchasers of health insurance or makers of medical devices, products or medications.

With respect to repeal of the Health Care Reform Laws and their replacement with new legislation, it is unclear when such legislation will be enacted, what it will provide and what impact it will have on the availability of healthcare and containing or lowering the costs of healthcare.

21st Century Cures Act

In December 2016, Congress passed the 21st Century Cures Act, or the Cures Act, which includes a number of provisions designed to speed development of innovative therapies, provide funding authorization to the National Institutes of Health and provide funding for certain oncology-directed research. Because the Cures Act has only recently been enacted, its potential effect on our business remains unclear with the exception of a provision requiring that we post our policies on the availability of expanded access programs for individuals. In addition, the Cures Act includes provisions requiring the FDA to assess and publish guidance on the use of novel clinical trial designs, the use of real world evidence in applications, the availability of summary level review for supplemental applications for certain indications, and the qualification of drug development tools. Because these provisions allow the FDA to spend several years developing these policies, the effect on us could be delayed.

The Cures Act also authorizes $1.8 billion in funding for the Obama Administration’s “cancer moonshot” initiative to be run by the National Institutes of Health. The cancer moonshot initiative’s strategic goals encourage inter-agency cooperation and fund research and innovation to catalyze new scientific breakthroughs, bring new therapies to patients, and strengthen prevention and diagnosis. The initiative aims to stimulate drug development through the creation of a public-private partnership with 20 to 30 pharmaceutical and biotechnology companies to expedite cancer researchers’ access to investigational agents and approved drugs. This partnership is designed to permit researchers to obtain drugs and other technologies from a preapproved “formulary” list without having to negotiate with each company for individual research projects. We will monitor these developments but cannot currently assess how this initiative may impact our business

Pharmaceutical coverage, pricing and reimbursement

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

The Healthcare Reform Laws also obligate the Health Resources and Services Administration, or HRSA, the agency which administers the 340B program, to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA recently issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, as well as proposed omnibus guidance that addresses many aspects of the 340B program, including a proposed expansion of manufacturer recordkeeping requirements and 340B ceiling price restatement and refund obligations. HRSA is currently expected to issue additional proposed regulations in 2016. Any final regulation could affect our obligations under the 340B program in ways we cannot anticipate. Further, legislation may be introduced that, if passed, could further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

Employees

As of January 31, 2017, we had 294 full-time employees, of whom 175 are engaged in research, development and manufacturing. None of our employees is represented by a labor union or covered by collective bargaining agreements.

On October 3, 2016, we announced a 22% reduction in headcount, or 85 employees, as part of a major corporate restructuring with the objective of prioritizing our research and development on a focused set of systems biology-derived oncology products and strengthening our financial runway. Additionally, on January 9, 2017, we announced that we will further reduce headcount in connection with the asset sale to Ipsen and the completion of our strategic pipeline review, with approximately 121 employees who will become employees of Ipsen at the closing of the transaction, and a further approximately 94 positions that will be eliminated.

Despite these announcements, we consider our relationship with our employees to be good.

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

Information about our dependence on limited amounts of customers is provided in Note 1, “Nature of the Business and Summary of Significant Accounting Policies” – “Concentration of Credit Risk” in the accompanying notes to the consolidated financial statements.

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

Risks Related to the Sale of our Commercial Business to Ipsen

If the asset sale is not completed, we may be unable to successfully pursue strategic alternatives for our product candidates.

If the asset sale is not completed, we may not be able to pursue strategic alternatives for our company or our product candidates because we will have limited cash reserves and limited revenues. The clinical development and potential commercialization of our product candidates requires significant capital. We had unrestricted cash and cash equivalents of $21.5 million as of December 31, 2016. If we cannot raise additional capital, we may have difficulty servicing our debt obligations and may need to file for bankruptcy.

We may be unable to raise additional capital or may be required to incur significant costs to raise such additional capital. Our ability to raise additional capital will depend on many factors, including, but not limited to, the following:

•	market conditions for debt or equity financing;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates or any other future product candidates;
•	investors’ and lenders’ belief in our business plan and our ability to continue as a going concern;
•	our ability to continue to comply with our obligations under our existing indebtedness;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•

the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the effect of competition; and
•	the costs and timing of establishing manufacturing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

If the asset sale is not consummated, we may not be able to commercialize additional product candidates.

If the asset sale is not consummated, our commercialization strategy for our product candidates may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of the relevant product candidate in the territories in which we seek to partner. Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates.

Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long, costly and complex processes with uncertain results. Due to our limited cash on hand, we may not have the financial resources to engage in discussions with third parties regarding collaborative licensing or other arrangements.

We cannot be sure if or when the asset sale will be completed.

The consummation of the asset sale is subject to the satisfaction or waiver of various conditions, including the approval of the asset sale by our stockholders. We cannot guarantee that the closing conditions set forth in the asset sale agreement will be satisfied. If we are unable to satisfy the closing conditions in Ipsen’s favor or if other mutual closing conditions are not satisfied, Ipsen will not be obligated to complete the asset sale.

If the asset sale is not completed and the asset sale agreement is terminated because our stockholders do not approve the asset sale, we will be required to reimburse up to $3.0 million of Ipsen’s out-of-pocket expenses incurred in connection with the transaction.

If the asset sale is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to our stockholders as the asset sale. We may seek another purchaser for the commercial business, but we may not be able to find a purchaser willing to offer a reasonable purchase price for the commercial business. Any future sale of the commercial business or other transactions may be subject to further stockholder approval.

The holders of certain of our outstanding convertible securities have asserted that the asset sale constitutes a “Fundamental Change” under the indenture that governs those convertible notes.

In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020, or convertible notes, of which an aggregate principal amount of $60.8 million remains outstanding as of December 31, 2016. On February 13, 2017, we received a letter on behalf of Wells Fargo Bank, National Association as trustee under the convertible notes, at the direction of institutions that own or manage accounts holding more than a majority of the convertible notes, or the majority holders, claiming that the asset sale is a sale of “substantially all” of our assets and, accordingly, constitutes a “Fundamental Change” under the indenture governing the convertible notes, or the convertible notes indenture. The trustee and the majority holders claim that, if the asset sale is a Fundamental Change under the convertible notes indenture, we are obligated to issue a “Fundamental Change Issuer Notice” to the holders of the convertible notes and to offer to repurchase the convertible notes at par plus accrued and unpaid interest. We disagree with the claims in the letter, including the statement that the asset sale constitutes a sale of “substantially all” of our assets, and accordingly believe that the asset sale is not a Fundamental Change under the convertible notes indenture. If the majority holders pursue their claim that the asset sale is a sale of “substantially all” of our assets in litigation, such litigation could be costly to us. If we are unsuccessful in that litigation, we may be required to repay all or a portion of the convertible notes, together with interest thereon. In that event, we would be required to use a portion of the cash proceeds of the asset sale to effect such repayment, which would impact the cash available for other purposes, including the expected dividend to stockholders and the cash to be invested in our oncology pipeline.

The announcement and pendency of the asset sale, whether or not consummated, may adversely affect our financial condition or future strategic opportunities.

The announcement and pendency of the asset sale, whether or not consummated, may adversely affect the trading price of our common stock and/or our relationships with partners and employees. In connection with the asset sale, we will be terminating a significant portion of our employees at the closing of the asset sale. In addition, our management’s focus and attention may be diverted from identifying strategic alternatives during the pendency of the asset sale.

In the event that the asset sale is not completed, the announcement of the termination of the asset sale agreement may also adversely affect the trading price of our common stock and our relationships with partners and employees.

The asset sale agreement limits our ability to sell the commercial business to a party other than Ipsen.

The asset sale agreement contains provisions that make it more difficult for us to sell the commercial business to a party other than Ipsen, including a non-solicitation provision and a provision requiring us to notify Ipsen of any solicitation or offer made by any third party in connection with the sale of the commercial business or any similar transaction. These provisions could discourage a third party that might have an interest in acquiring the commercial business from considering or proposing such a transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Ipsen.

We may be subject to securities litigation, which is expensive and could divert our attention.

We may be subject to securities class action litigation in connection with the asset sale. Securities litigation against us could result in substantial costs and divert our management’s attention from closing the asset sale, which could seriously harm our business.

Because our business will be smaller following the sale of the commercial business, there is a possibility that our common stock may be delisted from the NASDAQ Global Market if we fail to satisfy the continued listing standards.

Even though we currently satisfy the continued listing standards for the NASDAQ Global Market, following the completion of the sale of the commercial business, our business will be smaller and, therefore, we may fail to satisfy the continued listing standards of the NASDAQ Global Market. In the event that we are unable to satisfy the continued listing standards of the NASDAQ Global Market, our common stock may be delisted. Any delisting of our common stock from the NASDAQ Global Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

Because the commercial business represented all of our revenues for fiscal year 2016, our business following the sale of the commercial business will be substantially different.

The commercial business represented all of our revenues for the fiscal year 2016. Following the sale of the commercial business, we will retain the pipeline business. Our results of operations and financial condition may be materially affected if we fail to grow our pipeline business, if we are unable to raise additional capital if needed to run the pipeline business, if we must incur significant costs in order to raise additional capital to run the pipeline business or if we are unable to successfully develop and commercialize our remaining product candidates.

There can be no guarantee that Ipsen will comply with its obligation to use commercially reasonable efforts in connection with the development of ONIVYDE.

If the asset sale is completed, Ipsen has agreed to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications. Although the results of this approval process may enable Ipsen to achieve the milestones necessary for us to receive the contingent payments under the asset sale agreement, there is no guarantee that Ipsen will take the steps set forth in the asset sale agreement and that such development will lead to the successful approval of ONIVYDE for such additional indications. Therefore, there can be no guarantees that any of the milestones set forth in the asset sale agreement will be achieved and that we will receive any future contingent payments.

Whether or not the asset sale is completed, we are entitled to receive certain net milestone payments under the Baxalta agreement, up to $33.0 million. Even though Baxalta and we have made progress towards achieving these milestones, payment of any or all of the $33.0 million is not guaranteed.

We cannot predict the timing or amount of any distributions to our stockholders.

After consummation of the asset sale, we plan to issue a special cash dividend to stockholders of at least $200.0 million. This dividend amount assumes that we will not use any of the proceeds of the asset sale to repay our outstanding convertible notes. We cannot predict the exact timing or amount of the dividend at this time, or the potential outcome of any potential litigation challenging our position that we are not obligated to repurchase the convertible notes. In addition, our board of directors will need to approve the dividend if and after the asset sale is consummated, and will only authorize a dividend if there is sufficient surplus at that time. In the event there is not sufficient surplus, we may be unable to pay the expected dividend or any dividend.

If the asset sale disrupts our business operations and prevents us from realizing intended benefits, our business may be harmed.

The asset sale may disrupt the operation of our business and prevent us from realizing the intended benefits of the asset sale as a result of a number of obstacles, including the loss of key employees, customers or business partners, the failure to adjust or implement our business strategies, additional expenditures required to facilitate the asset sale and the diversion of management’s attention from our day-to-day operations.

Ipsen is not assuming any of the excluded liabilities under the asset sale agreement.

Pursuant to the asset sale agreement, if the asset sale is completed, Ipsen will only assume certain specified liabilities set forth in the asset sale agreement and will not assume all of the liabilities associated with the commercial business. Certain liabilities will remain with us post-closing. While we believe that we have adequately accrued for these liabilities or are adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities.

The asset sale agreement may expose us to contingent liabilities.

We have agreed to indemnify Ipsen for certain breaches of representations, warranties or covenants made by us in the asset sale agreement and for certain specified existing litigation. We have agreed that if we cannot pay our indemnification obligations, Ipsen will have set-off rights against any future contingent payments. Significant indemnification claims by Ipsen could further materially and adversely affect our financial condition and/or significantly reduce any future contingent payments.

We will continue to incur the expenses of complying with public company reporting requirements following the closing of the asset sale.

After the asset sale, we will continue to be a public company. For as long as we remain a public company, we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include the filing with the SEC of periodic reports, proxy statements and other documents relating to our business, financial condition and other matters, even though compliance with such reporting requirements is economically burdensome.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $153.5 million for the year ended December 31, 2016, $147.8 million for the year ended December 31, 2015 and $83.6 million for the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $954.8 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings and sales of ONIVYDE. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE. We have not completed development of or commercialized any other therapeutic product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and operating losses for at least the next several years as we:

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

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling or partnering those products for which we may seek and receive regulatory approval. We are only in the preliminary stages of some of these activities for most of our product candidates, and our commercial activities for ONIVYDE are still at an early stage. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We currently have, and will continue to have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of convertible notes, of which an aggregate principal amount of $60.8 million remains outstanding as of December 31, 2016, and in December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022, or 2022 notes. Additionally, in November 2016, we entered into a Loan and Security Agreement, or the credit agreement, with BioPharma Credit Investments IV Sub, LP, or Pharmakon, pursuant to which a credit facility of an aggregate principal amount of at least $15.0 million and up to $25.0 million is available to us at any time through April 27, 2017, upon compliance with certain funding conditions. In connection with the credit agreement, we granted Pharmakon a security interest in all inventory and accounts receivable. We could in the future incur additional indebtedness beyond such amounts.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and funds from external sources, and, upon consummation of the asset sale to Ipsen, we intend to prepay the 2022 notes. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay any amounts due under our debt as it exists at any future point in time. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing debt instruments and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

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

We will need substantial additional funding in connection with our continuing operations. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, in connection with supporting commercial sales of ONIVYDE through the time at which the asset sale is consummated, if ever, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution related to ONIVYDE and any other product for which we obtain regulatory approval in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

Upon stockholder approval and the closing of the asset sale with Ipsen, we will receive a $575.0 million upfront cash payment from Ipsen (subject to a working capital adjustment as provided in the asset sale agreement). We expect to use these proceeds to declare and pay a special cash dividend of at least $200.0 million to stockholders and redeem the $175.0 million outstanding aggregate principal amount of 2022 notes, which will require an additional make-whole premium payment of approximately $20.1 million. Additionally, if the asset sale is consummated and certain milestones under the Baxalta agreement are met, we currently expect to receive up to an aggregate of $33.0 million in net milestone payments in 2017. We believe these potential net cash inflows, along with the completion of the headcount reduction and refocused research and development efforts that were announced in January 2017, will provide financial resources sufficient to fund our operations into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the consummation of the asset sale and the net proceeds received therefrom;
•	the amount of net product revenues realized from ONIVYDE commercial sales, should the asset sale not be consummated;
•	the amount of royalty and profit sharing revenue from our collaboration partners, particularly should the asset sale not be consummated;
•	the progress and results of the clinical trials of our most advanced product candidates;
•	the success of the Baxalta and PharmaEngine collaborations related to ONIVYDE and any future collaborations with other parties that we may enter into;
•	the timing and amount of anticipated milestone payments and cost sharing reimbursements related to ONIVYDE that we may receive from Baxalta;
•	the timing and amount of future milestone payments that we may receive from Ipsen under the asset sale agreement;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of commercial activities, including product sales, marketing, manufacturing and distribution, particularly should the asset sale not be consummated;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the extent to which we acquire or invest in businesses, products and technologies;
•

our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies, particularly should the asset sale not be consummated; and

•

our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates outside the United States and Europe.

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

If we are unable to obtain stockholder approval of the asset sale and the transaction with Ipsen is not consummated, or if we are unable to obtain other adequate financing or engage in another strategic transaction on acceptable terms and when needed, we will be required to implement further cost reduction strategies.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

The report from our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We do not have any committed external source of funds, other than under the asset sale agreement with Ipsen, which is subject to the achievement of certain closing conditions prior to consummation, including stockholder approval, under our collaboration with Baxalta for the development and commercialization of ONIVYDE, which is terminable by Baxalta for convenience upon 180 days’ prior written notice, under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice, and under our credit agreement with Pharmakon, subject to compliance with certain funding conditions. Other sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution.

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

For example, in connection with our strategic review of our pipeline which was completed in January 2017, we amended several of our clinical trials such as our Phase 2 clinical trial of MM-121 and our Phase 2 clinical trial of MM-141, resulting in changes to their power, design and timing, and also discontinued several trials, including our Phase 2 clinical trial of MM-302.

Even though the ONIVYDE regimen has been approved for marketing by the FDA, European Commission and certain other regulatory agencies, we or Baxalta may never receive approval to commercialize ONIVYDE in other parts of the world.

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

Even though ONIVYDE has been approved for marketing by the FDA, European Commission and certain other regulatory agencies in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy, we may never receive approval to commercialize our other product candidates in the United States or other jurisdictions, or to commercialize ONIVYDE in other parts of the world or for other indications. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and successful interim results of a clinical trial do not necessarily predict successful final results.

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

For example, in December 2016, we decided to discontinue our Phase 2 clinical trial of MM-302 in combination with trastuzumab in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer based on an opinion from the DSMB that continuing the clinical trial would be unlikely to demonstrate benefit over the comparator treatments. We do not plan to invest in additional development of MM-302 at this time. Previously, in our Phase 2 clinical trial of MM-121 in patients with NSCLC, two of the three cohorts (Groups A and C) failed to meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and ceased enrolling patients. Additionally, we did not meet the primary endpoints in our previous Phase 2 clinical trials of MM-121 in patients with ovarian cancer or in patients with breast cancer, although our ongoing biomarker analysis in each trial identified a potential subpopulation of patients benefiting from MM-121 in combination with either paclitaxel or exemestane, respectively.

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

ONIVYDE is the first product that we are commercializing. We have no prior experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either build a field organization or outsource this function to third parties. We have established an organization to educate healthcare professionals on ONIVYDE in the United States. We expect that Baxalta and PharmaEngine will market and sell ONIVYDE in the rest of the world in jurisdictions where ONIVYDE is approved. Our commercialization plans for our other therapeutic candidates will depend in part on any future collaborations into which we may enter.

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

We are developing our product candidates for the treatment of solid tumors. There are a variety of available therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including the active ingredients in ONIVYDE. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. This may make it difficult for us to achieve our business strategy of replacing existing therapies with our product candidates.

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

We plan to apply our systems biology approach to multiple additional disease areas outside the oncology field. We expect to do so in some cases through the establishment of separately funded companies. For example, we established Silver Creek to research and develop regenerative medicines to repair the heart using our systems biology approach. Silver Creek has received separate funding from investors other than us. Although we were the majority owner of Silver Creek as of December 31, 2016, in the future we may not be the majority owner of or control Silver Creek or other companies that we establish. If in the future we do not control Silver Creek or any future similar company that we establish, Silver Creek or such other companies could take actions that we do not endorse or with which we disagree, such as using our systems biology approach in a way that reflects adversely on us. In addition, these companies may have difficulty raising additional funds and could encounter any of the risks in developing and commercializing product candidates to which we are subject.

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

Risks Related to the Manufacturing of Our Product Candidates

We have limited experience in manufacturing our product candidates, and any interruption in manufacturing could result in insufficient drug product to meet our clinical development and commercial requirements.

We have a manufacturing facility located at our corporate headquarters in Cambridge, Massachusetts. We manufacture drug substance at this facility that we use for commercial sales of ONIVYDE, research and development purposes and for clinical trials of our product candidates. We have limited experience in manufacturing products at a commercial scale. If we are unable to remain in compliance with regulatory requirements or retain necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates, which could materially damage our business and financial position.

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

Third-party manufacturers may not be able to comply with cGMP or QSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. Because there are a limited number of manufacturers that operate under cGMP or QSR regulations and that might be capable of manufacturing for us, we may not have access to such manufacturers.

We currently rely on single suppliers for certain raw materials that we use for our nanoliposome manufacturing process. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place. Any performance failure or refusal to supply on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products. If our current suppliers cannot perform as agreed, we may be required to replace one or more of these suppliers. Although we believe that there may be a number of potential long-term replacements to each supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

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

We are a party to a number of intellectual property license agreements with third parties, including with respect to MM-121, MM-141, MM-302 and MM-151, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our technology or products or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent. Under the America Invents Act enacted in 2011, the United States moved to this first to file system in 2013 from the previous system under which the first to make the claimed invention was entitled to the patent. We may become involved in opposition, interference or derivation proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Our product candidates, including our clinical stage product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, import, export, sampling and marketing are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. On October 22, 2015, we received approval from the FDA and the Taiwan Food and Drug Administration to market ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively, and on October 18, 2016, Baxalta received approval from the European Commission to market ONIVYDE in combination with 5-FU and leucovorin for the treatment of metastatic adenocarcinoma of the pancreas in adult patients who have progressed following gemcitabine-based therapy. ONIVYDE is our first and only product candidate to receive regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA and other regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA or other regulatory agencies. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

Because our diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For several of our clinical stage product candidates, namely MM-121 and MM-141, we are attempting to develop an in vitro diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider these in vitro diagnostics to be “in vitro companion diagnostic devices” that require simultaneous approval or clearance with the therapeutics will depend on whether the FDA views the diagnostics to be essential to the safety and efficacy of these therapeutics.

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

For ONIVYDE, although we are also investigating possible in vitro diagnostics, we are currently investigating in vivo diagnostics in the form of imaging agents that may help identify patients more likely to benefit from the therapy. Imaging agents for diagnostic use would most likely be regulated as drugs by the FDA’s Center for Drug Evaluation and Research and, as such, would be generally subject to the regulatory requirements applicable to other new drug candidates. Alternatively, several in vivo imaging agents have been regulated as medical devices by FDA’s Center for Devices and Radiological Health. Although the FDA has not issued guidance with respect to the simultaneous approval of in vivo diagnostics and therapeutics, it is possible that the FDA will apply a standard similar to that for in vitro diagnostics.

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

With the enactment of the BPCIA as part of the Health Care Reform Laws, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. The BPCIA is complex and has yet to be fully interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

For example, in March 2010, President Obama signed into law the Health Care Reform Laws, which were intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, provide benefits for patients within a coverage gap in the Medicare Part D prescription drug program, implement rules regarding prescription drug benefits under the health insurance exchanges and changes to the Medicare Drug Rebate program, expand the PHS’ 340B drug pricing program, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Further, the Health Care Reform Laws impose a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners.

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

With the new U.S. presidential administration and Congress, there will likely be additional legislative changes, including the repeal and replacement of certain provisions of the Health Care Reform Laws.  To that end, on January 20, 2017, the President issued an Executive Order Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.  The Executive Order declares that, pending repeal of the Health Care Reform Laws, it is imperative for the executive branch to ensure that the law is being efficiently implemented, take all actions consistent with law to minimize the unwarranted economic and regulatory burdens of the Health Care Reform Laws, and prepare to afford the states more flexibility and control to create a more free and open healthcare market.  The Executive Order directs the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authorities and responsibilities under the Health Care Reform Laws to exercise their authority and discretion to waive, defer, grant exemptions from or delay the implementation of any provision or requirement of the Health Care Reform Laws that would impose a fiscal burden on any state or a cost, fee, tax, penalty or regulatory burden on individuals, families, healthcare providers, health insurers, patients, recipients of healthcare services, purchasers of health insurance or makers of medical devices, products or medications.

With respect to repeal of the Health Care Reform Laws and their replacement with new legislation, it is unclear when such legislation will be enacted, what it will provide and what impact it will have on the availability of healthcare and containing or lowering the costs of healthcare.

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

We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the CMS of our AMP and best price for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety net providers under the PHS’ 340B drug pricing program.

We are liable for errors associated with our submission of pricing data and for overcharging government payers. For example, in addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly AMP and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our products. In addition, if we overcharge the government in connection with our FSS contract or under any other government program, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations.

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

•

the federal transparency requirements under the Health Care Reform Laws requires manufacturers of drugs, devices, biologics and medical supplies reimbursable under Medicare and Medicaid to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests, and provides for public reporting of the data reported by manufacturers;

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Significant disruptions of our information technology systems, or those of our third-party vendors, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

Our corporate restructuring and the associated headcount reductions announced in October 2016 and January 2017 may not result in anticipated savings, could result in total costs and expenses and attrition that are greater than expected and could disrupt our business.

On October 3, 2016, we announced a 22% reduction in headcount as part of a major corporate restructuring with the objective of prioritizing our research and development on a focused set of systems biology-derived oncology products and strengthening our financial runway. Additionally, on January 9, 2017, we announced that we will further reduce headcount in connection with the asset sale to Ipsen and the completion of our strategic pipeline review. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future.

We have entered into and may continue to enter into or seek to enter into business combinations, acquisitions or divestitures which may be difficult to consummate, disrupt our business, divert management attention or dilute stockholder value.

As part of our business strategy, we may enter into business combinations, acquisitions or divestitures. Although we acquired Hermes in October 2009 and are in the process of consummating the asset sale to Ipsen, we have limited experience in making acquisitions and divestitures. In addition, acquisitions and divestitures are typically accompanied by a number of risks, including:

•	the difficulty of integrating or separating the operations and personnel of the acquired companies or divested product;
•	the potential disruption of our ongoing business and distraction of management;
•	potential unknown liabilities and expenses;
•	the failure to achieve the expected benefits of the combination, acquisition or divestiture;

•	the maintenance of acceptable standards, controls, procedures and policies; and
•	the impairment of relationships with employees as a result of any integration or separation of management and other personnel.

If we are not successful in completing acquisitions or divestitures that we may pursue in the future, we would be required to reevaluate our business strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the acquisitions or divestitures. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. As we did for the acquisition of Hermes, we could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

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

Our stock price has been and in the future may be subject to substantial price volatility. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•

our ability to successfully commercialize ONIVYDE in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy through the time at which the asset sale to Ipsen is consummated or in the event the asset sale is not consummated;

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

In connection with the closing of the asset sale to Ipsen, we intend to redeem all $175.0 million aggregate principal amount of outstanding 2022 notes at the then-applicable redemption price, plus accrued and unpaid interest to the date of redemption.

Because we do not anticipate paying regular cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for holders of our common stock.

We have never declared or paid cash dividends on our common stock. Although we plan to pay the special cash dividend following the asset sale to Ipsen, subject to approval by our board of directors, we do not currently intend to pay any regular cash dividends in the foreseeable future. In addition, the terms of our existing debt agreements limit our ability to pay dividends, and the terms of any future debt agreements may preclude us from paying dividends. As a result, with the exception of the anticipated special cash dividend, capital appreciation of our common stock, if any, will be the sole source of gain for holders of our common stock for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal facilities consist of approximately 167,000 square feet of research, manufacturing and office space located at One Kendall Square in Cambridge, Massachusetts. The lease on our principal facilities expires in June 2019. We retain an option to renew the lease on all of our current space for an additional period of five years.

The facilities of our Silver Creek subsidiary consist of approximately 1,878 square feet of research and office space located in San Francisco, California. The lease on this space expires in December 2017.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the NASDAQ Global Market under the symbol “MACK”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Market for each quarter in the years ended December 31, 2015 and 2016.

	High	Low
Year Ended December 31, 2015
First Quarter	$12.50	$8.37
Second Quarter	$13.84	$10.50
Third Quarter	$12.59	$7.57
Fourth Quarter	$10.85	$7.21

Year Ended December 31, 2016
First Quarter	$8.91	$5.02
Second Quarter	$9.02	$5.28
Third Quarter	$6.62	$4.39
Fourth Quarter	$6.79	$4.03

Holders

As of January 31, 2017, there were approximately 149 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any regular cash dividends on our common stock in the foreseeable future. However, following the closing of the transaction described in the asset sale agreement with Ipsen, we expect to declare and pay a special dividend of at least $200.0 million to our stockholders, subject to the approval of our board of directors and assuming that we do not use any of the proceeds from the asset sale to repay the convertible notes.

In addition, the terms of our existing debt agreements limit our ability to pay dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Borrowings for more information regarding our debt agreements.

Corporate Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from March 29, 2012 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested after the market closed on March 29, 2012 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data
Revenues:
Product revenues, net	$53,064	$4,328	$—	$—	$—
License and collaboration revenues	87,119	84,930	102,756	47,786	48,921
Other revenues	4,090	—	—	—	—
Total revenues	144,273	89,258	102,756	47,786	48,921
Costs and expenses:
Cost of revenues	6,912	46	—	—	—
Research and development expenses	160,917	160,988	138,495	147,139	125,858
Selling, general and administrative expenses	80,729	57,795	30,517	21,187	15,805
Restructuring expenses	5,856	—	—	—	—
Total costs and expenses	254,414	218,829	169,012	168,326	141,663
Loss from operations	(110,141)	(129,571)	(66,256)	(120,540)	(92,742)
Other income and expenses:
Interest income	276	99	114	166	184
Interest expense (1)	(43,645)	(19,232)	(18,230)	(10,938)	(553)
Other (expense) income, net	(8)	917	813	627	1,357
Net loss	(153,518)	(147,787)	(83,559)	(130,685)	(91,754)
Net (loss) income attributable to non-controlling interest	(1,778)	170	(268)	240	(477)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(151,740)	$(147,957)	$(83,291)	$(130,925)	$(91,277)
Net loss per share available to common stockholders—basic and diluted (2)	$(1.21)	$(1.33)	$(0.80)	$(1.32)	$(1.28)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted (3)	125,334	111,356	104,410	98,919	72,831

(1)

In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020 in an underwritten public offering. In November and December 2012, we borrowed an aggregate principal amount of $40.0 million under a loan agreement with Hercules Technology Growth Capital, Inc., or Hercules. These loans with Hercules were repaid in full in December 2015. In December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022 through a private placement. On April 13, 2016, we entered into separate, privately-negotiated conversion agreements with certain holders of the convertible notes. The execution of the conversion agreements resulted in the conversion of an aggregate principal amount of $64.2 million of convertible notes. In addition, we recognized a one-time $14.6 million non-cash loss on extinguishment during the second quarter of 2016. This loss on extinguishment was recorded as a component of interest expense. Transaction costs incurred with third parties directly related to the conversion were allocated to the liability and equity components, resulting in additional interest expense recognized of $0.2 million during the second quarter of 2016.

(2)

The numerator in the calculation of net loss per share available to common stockholders—basic and diluted for the year ended December 31, 2012 includes unaccreted dividends on our convertible preferred stock. Upon closing of our initial public offering in April 2012, all outstanding shares of our convertible preferred stock were converted into 66.3 million shares of common stock.

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

	December 31,
(in thousands)	2016	2015	2014	2013	2012 (1)
Consolidated Balance Sheet Data
Cash and cash equivalents	$21,524	$185,606	$35,688	$65,086	$37,714
Marketable securities	—	—	88,340	90,116	72,238
Total assets	81,483	234,880	158,506	192,233	148,949
Loans payable (2)	—	—	39,550	39,082	39,830
Derivative liability	—	—	—	—	196
4.50% convertible notes (3)	46,950	88,495	80,452	72,409	—
11.50% senior secured notes (4)	169,911	169,160	—	—	—
Deferred revenues	61,899	101,334	94,957	75,475	80,464
Total liabilities	334,142	418,569	260,577	235,361	155,369
Non-controlling interest	(1,539)	239	69	337	97
Total stockholders’ deficit	(251,120)	(183,928)	(102,140)	(43,465)	(6,517)

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
(3)

In July 2013, we sold an aggregate of 5.8 million shares of our common stock at a price to the public of $5.00 per share and issued $125.0 million aggregate principal amount of convertible notes in concurrent underwritten public offerings, in which we received aggregate net proceeds of approximately $147.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On April 13, 2016, we entered into separate, privately-negotiated conversion agreements with certain holders of the convertible notes. The execution of the conversion agreements resulted in the conversion of an aggregate principal amount of $64.2 million of convertible notes and the issuance of 12,367,663 shares of our common stock.

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

We have one marketed therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. Our most advanced program is our therapeutic ONIVYDE®, which we market in the United States. On October 22, 2015, the U.S. Food and Drug Administration, or FDA, and the Taiwan Food and Drug Administration approved the use of ONIVYDE in combination with fluorouracil, or 5-FU, and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy in the United States and Taiwan, respectively. In addition, on October 18, 2016, the European Commission granted marketing authorization to our collaboration partner Baxalta for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have progressed following gemcitabine-based therapy.

In addition to ONIVYDE and our product candidates in clinical development, we have multiple product candidates in preclinical development. We have tailored ONIVYDE and our other product candidates to target specific disease mechanisms that our research suggests are common across many solid tumor types. We believe that ONIVYDE and our other product candidates have the potential to address major unmet medical needs.

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

On April 13, 2016, we entered into separate, privately-negotiated conversion agreements, or the conversion agreements, with certain holders of our 4.50% convertible notes due 2020, or the convertible notes. The execution of the conversion agreements resulted in the conversion of an aggregate principal amount of $64.2 million of convertible notes and the issuance of 12,367,663 shares of our common stock. See Note 12, “Borrowings,” in the accompanying notes to the consolidated financial statements for additional information.

On October 3, 2016, we announced a 22% reduction in headcount as part of a major corporate restructuring with the objective of prioritizing our research and development on a focused set of systems biology-derived oncology products and strengthening our financial runway. On this same date, we also announced the resignation of Robert Mulroy, our former President and Chief Executive Officer, or CEO. See Note 13, “Restructuring Activities,” in the accompanying notes to the consolidated financial statements for additional information. In connection with this corporate restructuring, we also initiated a strategic review of our pipeline, including a clinical and financial prioritization of our programs. This strategic review was concluded in January 2017, as described in more detail below.

On November 8, 2016, we entered into a Loan and Security Agreement, or the credit agreement, with BioPharma Credit Investments IV Sub, LP, or Pharmakon, pursuant to which a credit facility of an aggregate principal amount of at least $15.0 million and up to $25.0 million is available to us. The credit facility was originally available at any time through March 15, 2017 upon our request and upon compliance with certain funding conditions. On February 23, 2017, we entered into an amendment to the credit agreement whereby the availability of the credit facility was extended through April 27, 2017. In connection with any borrowings that occur under the credit agreement, we will grant Pharmakon a security interest in all inventory and accounts receivable. No amounts have yet been borrowed under the credit agreement.

On January 7, 2017, we entered into an Asset Purchase and Sale Agreement, or the asset sale agreement, with Ipsen S.A., or Ipsen, pursuant to which Ipsen will acquire our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE and MM-436, or the commercial business. Ipsen will not acquire our rights to $33.0 million in net milestone payments that may become payable pursuant to our license and collaboration agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, which we refer to as the Baxalta agreement, among other excluded assets. Pursuant to the asset sale agreement, Ipsen will pay us $575.0 million in cash (subject to a working capital adjustment as provided in the asset sale agreement) and will assume certain related liabilities. Following the closing of the asset sale, we may be entitled to up to $450.0 million of additional payments based on achievement by or on behalf of Ipsen of certain milestone events related to FDA approval of ONIVYDE for certain indications as described in the asset sale agreement.

The consummation of the transaction described in the asset sale agreement is subject to customary closing conditions, including, among others: (i) the receipt of the approval of our stockholders; (ii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which waiting periods expired on February 22, 2017; (iii) the absence of a breach of our representations and warranties that would cause a material adverse effect on the commercial business; (iv) the absence of a business material adverse effect; and (v) the performance of certain covenants in all material respects.

The asset sale agreement contains certain termination rights for us and Ipsen. Upon termination of the asset sale agreement under specified circumstances, we would be required to pay Ipsen a termination fee of $25.0 million, including if the asset sale agreement is terminated in connection with us accepting a superior proposal or because our board of directors has changed its recommendation of the sale to our stockholders. The termination fee will also be payable if the asset sale agreement is terminated because our stockholders did not vote to adopt the asset sale agreement and, prior to such termination, a proposal to acquire at least

50% of our consolidated assets with respect to the commercial business or at least 50% of our voting securities has been publicly disclosed and we enter into a definitive agreement with respect to such proposal within 12 months after such termination, which is subsequently consummated. In addition, we would be required to reimburse Ipsen for up to $3.0 million of its out-of-pocket expenses incurred in connection with the transaction and the asset sale agreement if the asset sale agreement is terminated because our stockholders do not vote to approve it.

In addition to the foregoing termination rights, and subject to certain limitations, we or Ipsen may terminate the asset sale agreement if the asset sale is not consummated by June 30, 2017.

Ipsen has also agreed to sublease 68,409 square feet of our manufacturing facility at the closing of the asset sale. In addition, at the closing of the asset sale, we and Ipsen will enter into an intellectual property license agreement pursuant to which Ipsen will grant us an exclusive license with respect to the portion of the transferred patents relating to certain liposomal technology and a non-exclusive license to the remainder of the transferred patents, in both cases for use outside of the field in which the commercial business will operate. In turn, we will grant Ipsen a non-exclusive license with respect to the remaining patents owned by us at the closing for use in the field in which the commercial business will operate.

On January 9, 2017, we announced that we will further reduce headcount in connection with the asset sale and the completion of our strategic pipeline review. Upon the closing of the asset sale, we will focus our development efforts on our MM-121, MM-141 and MM-310 programs. After the headcount reduction, we expect to have approximately 80 employees.

Our board of directors committed to this course of action on January 6, 2017, subject to the closing of the asset sale, which is contingent upon the closing conditions described above. The reduction in personnel is expected to be complete upon the later of the closing of the asset sale and March 10, 2017. See Note 23, “Subsequent Events,” in the accompanying notes to the consolidated financial statements for additional information.

On January 16, 2017, we announced the hiring of Richard Peters, M.D., Ph.D., as our new CEO, effective as of February 6, 2017. Dr. Peters was also elected as a member of our board of directors.

We entered into an employment agreement with Dr. Peters commencing on February 6, 2017 whereby Dr. Peters will receive an annual base salary of $700,000 and is eligible for an annual bonus of up to 65% of his base salary. Dr. Peters also received a one-time signing bonus of $900,000. Subject to the further approval of our board of directors, we will also grant Dr. Peters an option to purchase a number of shares of our common stock equal to the lesser of (i) such number of shares that has a target grant date fair value of $3.5 million and (ii) 2.0 million shares, with an exercise price per share equal to the fair market value of our common stock on the date of grant. The option will vest over four years at the rate of 25% on February 6, 2018 and the remainder in equal quarterly installments over the following three years.

As of December 31, 2016, we had unrestricted cash and cash equivalents of $21.5 million. Upon stockholder approval and the closing of the asset sale with Ipsen, we will receive a $575.0 million upfront cash payment from Ipsen (subject to a working capital adjustment as provided in the asset sale agreement). We expect to use these proceeds to declare and pay a special cash dividend of at least $200.0 million to stockholders and redeem the $175.0 million outstanding aggregate principal amount of 11.50% senior secured notes due 2022, or the 2022 notes, which will require an additional make-whole premium payment of approximately $20.1 million. Additionally, if the asset sale is consummated and certain milestones under the Baxalta agreement are met, we currently expect to receive up to an aggregate of $33.0 million in net milestone payments in 2017. We believe these potential net cash inflows, along with the completion of the headcount reduction and refocused research and development efforts that were announced in January 2017, will provide financial resources sufficient to fund our operations into the second half of 2019. If we are unable to obtain stockholder approval of the asset sale and the transaction with Ipsen is not consummated, or if we are unable to obtain other adequate financing or engage in another strategic transaction on acceptable terms and when needed, we will be required to implement further cost reduction strategies.

As the consummation of the asset sale with Ipsen is contingent upon approval by our stockholders as well as other customary closing conditions, we have concluded that there is substantial doubt as to our ability to continue as a going concern within one year after the filing date of this Annual Report on Form 10-K. See Note 22, “Going Concern,” in the accompanying notes to the consolidated financial statements for additional information on our evaluation.

We have never been profitable and, as of December 31, 2016, we had an accumulated deficit of $954.8 million. Our net loss was $153.5 million for the year ended December 31, 2016, $147.8 million for the year ended December 31, 2015 and $83.6 million for the year ended December 31, 2014. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates, some of which have entered or we expect will be entering late stage clinical development. In addition, in connection with supporting commercial sales of ONIVYDE through the time at which the asset sale is consummated, if ever, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Until such time, if ever, as we can generate substantial license and collaboration or product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Baxalta

On September 23, 2014, we entered into the Baxalta agreement for the development and commercialization of ONIVYDE outside of the United States and Taiwan, or the licensed territory. In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta agreement, we granted Baxalta an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize ONIVYDE in the licensed territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize ONIVYDE in the licensed territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and us is responsible for approving changes to the global development plan for ONIVYDE, including all budgets, and overseeing the parties’ development and commercialization activities with respect to ONIVYDE. Unless otherwise agreed, we will be responsible for conducting all clinical trials contemplated by the global development plan for ONIVYDE and manufacturing all clinical material needed for such trials. Baxalta also has the option to manufacture ONIVYDE, in which case we will perform a technology transfer of our manufacturing process to Baxalta.

Under the terms of the Baxalta agreement, we received a $100.0 million nonrefundable upfront cash payment in September 2014. In addition, we are eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which we have received $62.5 million from Baxalta through December 31, 2016, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which we have received $60.0 million from Baxalta through December 31, 2016, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta agreement, we will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, we expect most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. We will share equally with Baxalta all other clinical trial costs contemplated by the global development plan. We are also entitled to tiered, escalating royalties ranging from sub-teen double digits to low twenties percentages of net sales of ONIVYDE in the licensed territory.

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

We have determined that the collaboration represents a services agreement and, as such, have estimated the level of effort expected to be completed as a result of providing the identified deliverables. We will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by June 30, 2022. We will periodically review and, if necessary, revise the estimated service period related to our collaboration with Baxalta. As of December 31, 2016, we have achieved $62.5 million of the $90.0 million of forecasted non-substantive milestones that are included in our proportional performance revenue recognition model and $60.0 million of the $530.0 million of substantive milestones that are included in the Baxalta agreement.

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

From the inception of the Baxalta agreement through December 31, 2016, we have achieved the following substantive and non-substantive milestones:

•

In July 2015, the European Medicines Agency, or EMA, accepted for review a Marketing Authorization Application, or MAA, filed by Baxalta for ONIVYDE. As a result of this acceptance, we recognized $20.0 million of license and collaboration revenue related to a substantive milestone payment owed from Baxalta.

•

In August 2015, we achieved a $15.0 million milestone related to the submission of the protocol for our Phase 2 clinical trial of ONIVYDE in front-line metastatic pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model.

•

In October 2015, we achieved a $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of ONIVYDE in front-line pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model.

•

In June 2016, the South Korean Ministry of Food and Drug Safety, or MFDS, accepted for review a new drug application filed by Baxalta for ONIVYDE. As a result of this acceptance, we recognized $10.0 million of license and collaboration revenue related to a substantive milestone payment owed from Baxalta.

•

In October 2016, the European Commission granted marketing authorization to Baxalta for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have progressed following gemcitabine-based therapy. As a result of this approval and the first commercial sale of ONIVYDE made by Baxalta during the fourth quarter of 2016, we recognized $30.0 million of license and collaboration revenue related to a substantive milestone payment owed from Baxalta.

During the years ended December 31, 2016, 2015 and 2014, we recognized license and collaboration revenues based on the following components of the Baxalta agreement:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Proportional performance revenue recognition model	$47,119	$64,930	$10,460
Substantive milestones	40,000	20,000	—
Total	$87,119	$84,930	$10,460

During the year ended December 31, 2016, we also recognized royalty revenues of $0.2 million related to the Baxalta agreement.

As of December 31, 2016 and 2015, we maintained the following assets and liabilities related to the Baxalta agreement:

	December 31,
(in thousands)	2016	2015
Accounts receivable, billed	$860	$1,336
Accounts receivable, unbilled	581	626
Deferred revenues	56,779	97,365

Of the $56.8 million of deferred revenue related to the Baxalta agreement as of December 31, 2016, $36.2 million is classified as current in the consolidated balance sheets based upon our estimate of revenue that will be recognized under the proportional performance revenue recognition model as a result of effort expected to be completed within the next twelve months.

In February 2016, we entered into a commercial supply agreement with Baxalta, or the Baxalta supply agreement, pursuant to which we supply ONIVYDE to Baxalta and, at Baxalta’s option, manage fill and finish activities conducted by a third-party contract manufacturer for Baxalta.

Upon consummation of the asset sale, both the Baxalta agreement and the Baxalta supply agreement will be assigned to Ipsen.

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

At the inception of the collaboration, we determined that the license, the right to future technology, back-up compounds, participation on steering committees and manufacturing services performance obligations comprising the Sanofi agreement represented a single unit of accounting. As we could not reasonably estimate our level of effort over the collaboration, we recognized revenue from the upfront payment, milestone payments and manufacturing services payments using the contingency-adjusted performance model over the expected development period, which was initially estimated to be 12 years from the effective date of the Sanofi agreement.

As a result of the agreement to terminate the Sanofi agreement, the development period was revised to end as of December 17, 2014 and the balance of deferred revenue remaining as of April 1, 2014 was recognized prospectively on a straight-line basis over the remaining development period, ending on December 17, 2014.

We recognized no revenue under the Sanofi agreement during the years ended December 31, 2016 or 2015. During the year ended December 31, 2014, we recognized revenue based on the following components of the Sanofi agreement:

(in thousands)	Year Ended December 31, 2014
Upfront payment	$39,306
Milestone payment	16,377
Development services	18,904
Manufacturing services and other	17,709
Total	$92,296

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

We maintained no assets or liabilities related to the Sanofi agreement as of either December 31, 2016 or 2015.

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we will develop, manufacture and exclusively supply the bulk form of doxorubicin hydrochloride (HCl) liposome injection, or the initial product, to Actavis. The Actavis agreement was subsequently amended in January 2015 to transfer certain responsibilities from us to Actavis in exchange for reducing the aggregate milestone payments that we are eligible to receive by $0.4 million. We will manufacture and supply the initial product to Actavis in bulk form at an agreed upon unit price, and Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the Actavis agreement, we have also agreed to develop additional products for Actavis in the future, the identities of which will be mutually agreed upon. We are eligible to receive up to $15.1 million in milestone and development payments, as well as additional reimbursement for specific activities performed by us at the request of Actavis. We will also receive a mid-twenties percentage of net profits on global sales of the initial product and any additional products. In October 2016, the FDA accepted for review an Abbreviated New Drug Application filed by Actavis for the initial product, which triggered the payment obligation of $1.1 million of milestones from Actavis to us. As of December 31, 2016, we had received $4.9 million in total milestone and development payments and reimbursement for specific activities from Actavis.

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

We applied revenue recognition guidance to determine whether the performance obligations under this collaboration, including the license, participation on steering committees, development services, and manufacturing and supply services, could be accounted for separately or as a single unit of accounting. We determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, we have recorded $5.1 million and $4.0 million of total billed and billable milestones and development expenses related to the Actavis agreement as deferred revenue as of December 31, 2016 and 2015, respectively. We expect to recognize this revenue over the ten year period that begins after Actavis’ first sale of applicable product under the Actavis agreement.

Upon consummation of the asset sale, the Actavis agreement will be assigned to Ipsen.

Silver Creek Pharmaceuticals, Inc.

In 2010, we established Silver Creek Pharmaceuticals, Inc., or Silver Creek, as a subsidiary. Silver Creek’s mission is to apply our systems biology approach to the research and development of regenerative medicines to repair the heart. On December 31, 2014, $1.0 million of convertible notes and related accrued interest converted to shares of Silver Creek Series A preferred stock. During the year ended December 31, 2015, Silver Creek issued and sold a total of 1.6 million shares of its Series B preferred stock to investors at a price per share of $1.35 and received net proceeds of $2.1 million, after deducting issuance costs. During the year ended December 31, 2016, $1.2 million of convertible notes and related accrued interest were converted to shares of Silver Creek Series C preferred stock. In addition, Silver Creek sold 1.5 million additional shares of its Series C preferred stock to investors at a price per share of $1.50 and received net cash proceeds of $2.1 million, after deducting issuance costs. In conjunction with this sale, Silver Creek also issued warrants to purchase 1.9 million shares of Silver Creek Series C preferred stock to the same new investors.

The warrants to purchase Silver Creek Series C preferred stock were classified as a current liability in accordance with Accounting Standards Codification, or ASC, 480, Distinguishing Liabilities from Equity, and initially measured at fair value. The fair value of the warrants was deducted from the total Silver Creek Series C preferred stock proceeds received by Silver Creek, and the remaining proceeds received were allocated to the Silver Creek Series C preferred stock, as outlined more fully in Note 6, “Fair Value of Financial Instruments,” and Note 12, “Borrowings,” in the accompanying notes to the consolidated financial statements. The fair value of the warrants was determined to be $1.5 million as of December 31, 2016.

As of December 31, 2016 and 2015, we owned approximately 50% and 56%, respectively, of the outstanding voting stock of Silver Creek. We concluded that Silver Creek is a variable interest entity and that we are the primary beneficiary. We have the ability to direct the activities of Silver Creek through our ownership percentage and through the board of directors seats controlled by us and our de facto agents, and therefore, we consolidate Silver Creek for financial reporting purposes.

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

Since entering into the PharmaEngine agreement, we have paid PharmaEngine an aggregate of $73.5 million in upfront license fees and milestone payments. This amount includes an $11.0 million milestone payment made in July 2015 in connection with the EMA’s acceptance for review of an MAA for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2015, a $10.0 million milestone payment made in June 2016 in connection with the MFDS’s acceptance for review of a new drug application for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2016, and a $25.5 million milestone payment made in December 2016 in connection with Baxalta’s receipt of marketing authorization from the European Commission for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have progressed following gemcitabine-based therapy, which occurred, and was recognized as research and development expense, in the fourth quarter of 2016.

In addition to these amounts, we could also be required to pay PharmaEngine up to an additional $25.0 million in aggregate regulatory milestones, $38.0 million in sublicense fees and $130.0 million in aggregate sales milestones, in each case with respect to Europe and certain countries in Asia. PharmaEngine is also entitled to tiered royalties on net sales of ONIVYDE in Europe and certain countries in Asia. The royalty rates under the PharmaEngine agreement range from high single digits up to the low teens as a percentage of our net sales of ONIVYDE in these territories. Under the PharmaEngine agreement, we are responsible for all future development costs of ONIVYDE except those required specifically for regulatory approval in Taiwan.

During the years ended December 31, 2016, 2015 and 2014, we recognized research and development expenses related to the PharmaEngine agreement of $35.6 million, $11.4 million and $12.6 million, respectively, which included $35.5 million of expenses related to milestone payments in 2016, $11.0 million of expenses related to milestone payments in 2015 and $12.0 million of expenses related to milestone payments in 2014.

Under the PharmaEngine agreement, we are also obligated to pay PharmaEngine royalties on Baxalta’s net sales of ONIVYDE in the licensed territory. We record these royalty expenses in the period that the related sales occur, and such royalty expenses are recorded as a component of “Cost of revenues” within our consolidated statements of operations and comprehensive loss. During the year ended December 31, 2016, we recorded $0.1 million of royalty expenses related to PharmaEngine.

In August 2015, we also entered into a commercial supply agreement with PharmaEngine, or the PharmaEngine supply agreement, pursuant to which we supply ONIVYDE to PharmaEngine.

Upon consummation of the asset sale, both the PharmaEngine agreement and the PharmaEngine supply agreement will be assigned to Ipsen.

Our financial obligations under other license and development agreement are summarized below under “Liquidity and Capital Resources–Contractual obligations and commitments.”

Financial Operations Overview

Revenues

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

Upon the FDA’s approval of ONIVYDE in the fourth quarter of 2015, we began selling ONIVYDE in the United States. For the years ended December 31, 2016 and 2015, we recognized net product revenues of $53.1 million and $4.3 million, respectively. We estimate our net product revenues by deducting from our gross product revenues trade allowances, estimated rebates and chargeback discounts, estimated reserves for product returns and estimated costs of other incentives offered to patients. If the asset sale with Ipsen is not consummated, we expect such net product revenues to increase in future periods as compared to the year ended December 31, 2016 as ONIVYDE continues to gain market penetration. If the asset sale with Ipsen is consummated, subsequent to the closing to the asset sale, we will no longer recognize net product revenues related to the sale of ONIVYDE.

Beginning in the second quarter of 2016, we began to recognize revenue related to the commercial supply of ONIVYDE to Baxalta and PharmaEngine. For the year ended December 31, 2016, we recognized commercial supply revenues of $4.1 million. If the asset sale with Ipsen is not consummated, we expect that commercial supply revenues will increase in the future as we continue to provide commercial supply of ONIVYDE to Baxalta and PharmaEngine. After selling through lots that were previously expensed due to being manufactured prior to ONIVYDE receiving FDA approval, we expect commercial supply revenues to generate a gross margin in the mid-single digits. If the asset sale with Ipsen is consummated, subsequent to the closing of the asset sale and the assignment of the Baxalta and PharmaEngine supply agreements to Ipsen, we will no longer recognize revenues related to the commercial supply of ONIVYDE to Baxalta and PharmaEngine.

Beginning in the fourth quarter of 2016, we began to recognize royalty revenues on Baxalta’s net sales of ONIVYDE in the licensed territory. For the year ended December 31, 2016, we recognized royalty revenues of $0.2 million. If the asset sale with Ipsen is not consummated, we expect that royalty revenues will increase in the future as Baxalta continues to expand its sales of ONIVYDE in the licensed territory. If the asset sale with Ipsen is consummated, subsequent to the closing of the asset sale and the assignment of the Baxalta agreement to Ipsen, we will no longer recognize royalty revenues related to Baxalta’s net sale of ONIVYDE in the licensed territory.

If the asset sale with Ipsen is not consummated, we expect that license and collaboration revenues recognized under the Baxalta agreement will fluctuate in future periods depending on the achievement of research and development and regulatory milestones. If the asset sale with Ipsen is consummated, subsequent to the closing of the asset sale and the assignment of the Baxalta agreement to Ipsen, we will no longer recognize license and collaboration revenues under the Baxalta agreement.

We did not recognize any revenue related to the Sanofi agreement during the years ended December 31, 2016 or 2015, nor do we anticipate recording any revenues related to the Sanofi agreement in the future, due to the termination of the Sanofi agreement effective December 17, 2014.

Cost of revenues

Cost of revenues consists of manufacturing costs of product sold both commercially and under our commercial supply agreements with Baxalta and PharmaEngine, including shipping and handling costs, costs associated with inventory reserves or write-downs and royalties owed to PharmaEngine on Baxalta’s net sales of ONIVYDE in the licensed territory. We began to capitalize costs associated with the production of ONIVYDE upon receipt of FDA approval on October 22, 2015. Costs incurred prior to receipt of marketing approval of ONIVYDE were expensed as research and development expenses.

If the asset sale with Ipsen is not consummated, we expect that our cost of revenues related to net product revenues and other revenues will fluctuate in future periods depending on our revenue mix as well as when the components of the specific ONIVYDE lots sold were produced. Certain lots of ONIVYDE were previously expensed due to being manufactured prior to ONIVYDE receiving FDA approval and therefore will not have cost of revenues associated with their sale. This benefit is expected to continue through 2017; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ONIVYDE sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. If the asset sale with Ipsen is consummated, subsequent to the closing of the asset sale, we will no longer recognize cost of revenues related to sales of ONIVYDE.

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

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. As a result of the further reduction in headcount and re-focusing of our development efforts announced in January 2017, we expect our research and development expenses to decrease in future periods as compared to the year ended December 31, 2016. We will still incur research and development expenses for the foreseeable future as we continue to develop our clinical stage product candidates and further advance our preclinical products and earlier stage research and development projects. Such future research and development expenses may include additional regulatory milestone payments that we are required to make under the PharmaEngine agreement.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(in thousands)	2016	2015	2014
ONIVYDE	$53,551	$38,644	$31,792
MM-121	17,866	17,829	10,707
MM-141	13,317	12,236	14,611
MM-310	6,002	9,141	3,704
MM-302	18,810	17,595	13,982
MM-151	3,917	5,329	9,038
Companion therapeutics program	3,328	2,609	—
Preclinical, general research and discovery	37,623	49,329	47,778
Stock-based compensation	6,503	8,276	6,883
Total research and development expenses	$160,917	$160,988	$138,495

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

ONIVYDE

ONIVYDE has been approved by the FDA, European Commission and certain other regulatory agencies in combination with 5-FU and leucovorin for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy. In October 2015, we enrolled the first patient in a Phase 2 clinical trial of ONIVYDE in front-line metastatic pancreatic cancer. This trial is designed to assess the safety and efficacy of the combination of ONIVYDE plus 5-FU and leucovorin, with or without the addition of oxaliplatin, versus nab-paclitaxel and gemcitabine in patients with previously untreated, metastatic pancreatic adenocarcinoma. In addition, we are initiating a Phase 3 clinical trial studying ONIVYDE as a monotherapy for the treatment of small cell lung cancer in patients that have progressed on a previous platinum-containing regimen.We are also collaborating with several investigators to conduct additional trials of ONIVYDE, including in a Phase 1 clinical trial utilizing a high concentration formulation of ONIVYDE in patients with glioma, a Phase 1 clinical trial in pediatric solid tumors and a Phase 1 clinical trial in combination with veliparib in solid tumors.

In May 2016, we announced that we planned to initiate a Phase 1 clinical trial of ONIVYDE plus 5-FU and leucovorin in combination with MM-151 in patients with RAS wild-type metastatic colorectal cancer; however, based on the results of our strategic pipeline review that was completed in January 2017, we no longer plan to initiate this clinical trial.

As described above, we have paid PharmaEngine upfront license fees and milestone payments under the PharmaEngine agreement. We have recorded research and development expenses related to these upfront license fees and milestone payments to PharmaEngine of $35.5 million, $11.0 million and $12.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Based on the results of our strategic pipeline review that was completed in January 2017, we plan to modify the design of this clinical trial into a proof-of-concept study to reduce enrollment and generate data in a more homogenous patient population. We also intend to initiate an additional Phase 2 clinical trial of MM-121 in 2017 in advanced HER2 negative, estrogen receptor positive (ER+), progesterone receptor positive (PR+) and heregulin positive breast cancer.

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

Based on the results of our strategic pipeline review that was completed in January 2017, we plan to modify the ongoing Phase 2 clinical trial of MM-141 from an original planned enrollment of approximately 140 patients down to a revised enrollment of approximately 80 patients.

MM-310

We expect to initiate a Phase 1 clinical trial of MM-310 in 2017 as a monotherapy to evaluate its safety and preliminary efficacy in patients with solid tumors.

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

In December 2016, we determined that we would be stopping the ongoing Phase 2 clinical trial of MM-302. The decision to stop the trial was made following an independent Data and Safety Monitoring Board, or DSMB, opinion that continuing the clinical trial would be unlikely to demonstrate benefit over the comparator treatments. Subsequent to this recommendation, a futility assessment was performed that confirmed the DSMB’s opinion. Both the treatment and control arms were found to have shorter than expected median progression free survival. While patients currently enrolled in the clinical trial may choose to continue on their assigned treatment based upon discussion with their study physician, no further development of MM-302 is being contemplated by us at this time. As a result of this determination, we recorded a non-cash impairment charge of $2.8 million during the fourth quarter of 2016 related to an in-process research and development, or IPR&D, asset associated with MM-302. This impairment charge is a component of the $18.8 million of total MM-302 expenses incurred during the year ended December 31, 2016.

MM-151

We have completed a Phase 1 clinical trial of MM-151 as a monotherapy and in combination with irinotecan in patients with solid tumors.

Based on the results of our strategic pipeline review that was completed in January 2017, further investment in MM-151 is being deferred at this time.

Companion therapeutics program

We are evaluating combinations of our therapeutic oncology candidates, but further investment in the companion therapeutics program is being deferred at this time.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our commercial, legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other selling, general and administrative expenses include costs to support commercial sales, employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, including patent-related expenses, and accounting and information technology services. As a result of the further reduction in headcount and re-focusing of our development efforts announced in January 2017, we expect our selling, general and administrative expenses to decrease in future periods as compared to the year ended December 31, 2016.

Restructuring expenses

As a result of the October 2016 corporate restructuring activities described above, we recognized total restructuring expenses of $5.9 million during the year ended December 31, 2016 related to stock-based compensation expense for certain terminated employees, contractual termination benefits for employees with pre-existing severance arrangements and one-time employee termination benefits. These one-time employee termination benefits were comprised of severance, benefits and related costs, all of which resulted in cash expenditures during the third and fourth quarters of 2016.

Interest expense

Interest expense consists primarily of cash and non-cash interest related to our convertible notes and our 2022 notes.

As a result of the conversion agreements entered into on April 13, 2016, we recognized a one-time $14.6 million non-cash loss on extinguishment during the second quarter of 2016. This loss on extinguishment was recorded as a component of interest expense. Transaction costs incurred with third parties directly related to the conversion were allocated to the liability and equity components, resulting in additional interest expense recognized of $0.2 million during the second quarter of 2016. We expect that interest expense will decrease in subsequent periods as compared to the year ended December 31, 2016 due to the one-time loss on extinguishment recognized in the second quarter of 2016, as well as an overall reduction in outstanding long-term debt as a result of the conversion.

Other (expense) income, net

Other (expense) income, net consists primarily of income related to tax incentive awards, foreign currency gains and losses and other income or expense-related items.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, including the estimated percentage of billable expenses in any particular budget period, periods of meaningful use of licensed products, estimated service periods and services to be completed under a collaboration, estimates used in accounting for revenue separability and recognition, estimates of discounts and allowances related to commercial sales of ONIVYDE, estimates utilized in the valuation of inventory, useful lives with respect to long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, intangible assets, goodwill, IPR&D, tax valuation reserves and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Inventory

We value our inventories at the lower of cost or net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and we write down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of “Cost of revenues.”

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

Shipping and handling costs for product shipments are recorded as incurred as a component of “Cost of revenues” along with amortization expense related to definite-lived intangible assets, costs associated with manufacturing the product and any inventory reserves or write-downs.

Goodwill and intangible assets

Goodwill and indefinite-lived intangible assets, including IPR&D assets, are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present. We perform our annual goodwill and IPR&D impairment evaluations on August 31st.

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

We commence amortization of indefinite-lived intangible assets, such as IPR&D, once the associated research and development efforts have been completed. We amortize these product-related intangible assets over their estimated useful lives, and amortization expense is recorded as a component of “Cost of revenues.” We amortize other definite-lived assets, such as core technology, over their estimated useful lives as a component of “Research and development expenses.” Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable.

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

Other incentives: We offer co-pay mitigation support to commercially insured patients. Our co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for a product’s purchase price to a specified dollar amount. Based upon the terms of our co-pay mitigation program, we estimate average co-pay mitigation amounts in order to establish a reserve for co-pay mitigation claims and deduct these estimated amounts from our gross product revenues at the later of the date that (i) the revenues are recognized or (ii) the incentive is offered. Claims under our co-pay mitigation program are subject to expiration.

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

Other revenues

We are a party to separate commercial supply agreements with Baxalta and PharmaEngine pursuant to which we supply ONIVYDE to these entities. Revenue is recognized under these commercial supply arrangements when the counterparty takes delivery of the commercial supply product and when the other general revenue recognition criteria outlined above are met.

We are also eligible to receive royalty revenues on Baxalta’s net sales of ONIVYDE in the licensed territory. We recognize royalty revenues in the period that the related sales occur.

Stock-based compensation expense

We account for our stock-based compensation awards in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. For stock options granted to employees and to members of our board of directors for their service on the board of directors, we estimate the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of our common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option and the expected dividend yield of our common stock. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

We record stock options issued to non-employees at fair value, remeasure to reflect the current fair value at each reporting period and recognize expense over the related service period. When applicable, these equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Results of Operations

Comparison of the years ended December 31, 2016 and 2015

	Years Ended December 31,
(in thousands)	2016	2015
Product revenues, net	$53,064	$4,328
License and collaboration revenues	87,119	84,930
Other revenues	4,090	—
Cost of revenues	(6,912)	(46)
Research and development expenses	(160,917)	(160,988)
Selling, general and administrative expenses	(80,729)	(57,795)
Restructuring expenses	(5,856)	—
Loss from operations	(110,141)	(129,571)
Interest income	276	99
Interest expense	(43,645)	(19,232)
Other (expense) income, net	(8)	917
Net loss	$(153,518)	$(147,787)

Product revenues, net

We commenced product sales of ONIVYDE in the fourth quarter of 2015 subsequent to approval by the FDA. We recognized net product revenues of $53.1 million for the year ended December 31, 2016 as compared to $4.3 million for the year ended December 31, 2015.

License and collaboration revenues

License and collaboration revenues were $87.1 million for the year ended December 31, 2016 compared to $84.9 million for the year ended December 31, 2015, an increase of $2.2 million, or 3%. This increase was primarily attributable to the achievement of $40.0 million of substantive milestones during the year ended December 31, 2016 as compared to the achievement of $20.0 million of substantive milestones during the year ended December 31, 2015. This increase was partially offset by a decrease in revenue recognized under the Baxalta proportional performance revenue recognition model as a result of significant work performed during the year ended December 31, 2015 as we completed the Phase 3 clinical trial of ONIVYDE and prepared for regulatory approval by the FDA.

Other revenues

We began recognizing commercial supply revenues in the second quarter of 2016 when we first supplied ONIVYDE to Baxalta and PharmaEngine. We also began recognizing royalty revenues in the fourth quarter of 2016 upon the first sales of ONIVYDE by Baxalta in the licensed territory. Other revenues were $4.1 million in total for the year ended December 31, 2016, comprised of $3.6 million of revenue related to ONIVYDE sold to Baxalta, $0.3 million of revenue related to ONIVYDE sold to PharmaEngine and $0.2 million of royalty revenues related to Baxalta’s net sales of ONIVYDE in the licensed territory. No other revenues were recognized during the year ended December 31, 2015.

Cost of revenues

We began recognizing cost of revenues in the fourth quarter of 2015 subsequent to the approval of ONIVYDE by the FDA. We recognized $6.9 million of cost of revenues during the year ended December 31, 2016, comprised of $3.6 million of costs related to excess and scrap inventory and excess manufacturing capacity, $2.4 million of costs related to ONIVYDE sold to Baxalta and PharmaEngine, $0.5 million of costs related to net product revenues, $0.1 million of costs related to royalties owed to PharmaEngine on Baxalta’s net sales of ONIVYDE in the licensed territory and $0.3 million of other costs, including the amortization of our definite-lived ONIVYDE intangible asset. We recognized less than $0.1 million of cost of revenues during the year ended December 31, 2015.

Research and development expenses

Research and development expenses were $160.9 million for the year ended December 31, 2016 compared to $161.0 million for the year ended December 31, 2015, a decrease of $0.1 million, or less than 1%. This decrease was primarily attributable to:

•	$3.1 million of decreased MM-310 expenses primarily due to the timing of preclinical research activities and cost conservation measures implemented during 2016;
•

$1.4 million of decreased MM-151 expenses primarily due to the completion of the Phase 1 clinical trial of MM-151 as a monotherapy and in combination with irinotecan in patients with solid tumors during 2015;

•

$11.7 million of decreased expenses related to preclinical, general research and discovery as a result of our cost management efforts and the timing of manufacturing campaigns for our preclinical programs; and

•	$1.8 million of decreased stock-based compensation expenses primarily due to a reduction in our headcount and a decrease in our stock price over the course of the year ended December 31, 2016.

These decreases were partially offset by:

•

$14.9 million of increased ONIVYDE expenses primarily due to $35.5 million of milestone payments made to PharmaEngine in 2016, offset by decreased ONIVYDE development expenses due to manufacturing campaigns that took place during the year ended December 31, 2015 as well as the winding down of our Phase 3 clinical trial during 2015 that supported the approval of ONIVYDE by the FDA;

•	$1.0 million of increased MM-141 expenses related to increased costs associated with our ongoing Phase 2 clinical trial, which was initiated in May 2015; and
•

$1.2 million of increased MM-302 expenses primarily attributable to the non-cash impairment charge of $2.8 million recognized during the fourth quarter of 2016 related to the MM-302 IPR&D asset, offset by decreased activity in our Phase 2 clinical trial of MM-302 in locally advanced or metastatic breast cancer.

Selling, general and administrative expenses

Selling, general and administrative expenses were $80.7 million for the year ended December 31, 2016 compared to $57.8 million for the year ended December 31, 2015, an increase of $22.9 million, or 40%. This increase was primarily attributable to $14.5 million of increased expenses to support commercial sales of ONIVYDE, $3.7 million of transaction costs incurred related to the asset sale and increased labor and labor-related expenses and facility-related costs.

Restructuring expenses

We recognized restructuring expenses of $5.9 million during the year ended December 31, 2016 related to our October 2016 corporate restructuring activities described above. No restructuring expenses were recognized during the year ended December 31, 2015.

Interest expense

Interest expense was $43.6 million for the year ended December 31, 2016, compared to $19.2 million for the year ended December 31, 2015. This increase was primarily attributable to a one-time non-cash charge of $14.6 million associated with the induced conversion of an aggregate principal amount of $64.2 million of our convertible notes in April 2016 as well as interest expense related to our 2022 notes that were issued in December 2015, offset by a decrease in interest expense related to our previously outstanding loans payable to Hercules Technology Growth Capital, Inc., or Hercules, that were repaid in full during December 2015.

Other (expense) income, net

Other (expense) income, net was less than $0.1 million for the year ended December 31, 2016. Other (expense) income, net was $0.9 million for the year ended December 31, 2015, which was primarily related to the amortization of Massachusetts Life Sciences Center, or MLSC, tax incentives.

Comparison of the years ended December 31, 2015 and 2014

	Years Ended December 31,
(in thousands)	2015	2014
Product revenues, net	$4,328	$—
License and collaboration revenues	84,930	102,756
Cost of revenues	(46)	—
Research and development expenses	(160,988)	(138,495)
Selling, general and administrative expenses	(57,795)	(30,517)
Loss from operations	(129,571)	(66,256)
Interest income	99	114
Interest expense	(19,232)	(18,230)
Other income, net	917	813
Net loss	$(147,787)	$(83,559)

Product revenues, net

We commenced product sales of ONIVYDE in the fourth quarter of 2015 subsequent to approval by the FDA. For the year ended December 31, 2015, we recognized net product revenues of $4.3 million. No net product revenues were recognized during the year ended December 31, 2014.

License and collaboration revenues

License and collaboration revenues were $84.9 million for the year ended December 31, 2015 compared to $102.8 million for the year ended December 31, 2014, a decrease of $17.8 million, or 17%. The decrease was primarily attributable to the reassessment of the development period of our collaboration with Sanofi during 2014 based on the decision to terminate the arrangement effective December 17, 2014. As a result, no revenues related to our collaboration with Sanofi were recognized during 2015. We recognized $92.3 million of license and collaboration revenues under our collaboration with Sanofi during 2014. License and collaboration revenues recognized during 2015 were exclusively related to the Baxalta agreement and were comprised of a $20.0 million substantive milestone recognized and $64.9 million of revenue recognized under our proportional performance revenue recognition model. We recognized $10.5 million of license and collaboration revenues under the Baxalta agreement during the year ended December 31, 2014.

Cost of revenues

We began recognizing cost of revenues in the fourth quarter of 2015 subsequent to the approval of ONIVYDE by the FDA. We recognized less than $0.1 million of cost of revenues during the year ended December 31, 2015. No cost of revenues was recognized prior to 2015.

Research and development expenses

Research and development expenses were $161.0 million for the year ended December 31, 2015 compared to $138.5 million for the year ended December 31, 2014, an increase of $22.5 million, or 16%. This increase was primarily attributable to:

•

$6.9 million of increased ONIVYDE expenses primarily due to $3.3 million of additional manufacturing costs incurred in anticipation of ONIVYDE commercial sales and preparation for our Phase 2 clinical trial in front-line metastatic pancreatic cancer;

•	$7.1 million of increased MM-121 expenses primarily due to manufacturing costs incurred related to the initiation of our Phase 2 clinical trial in metastatic non-small cell lung cancer;

•	$5.4 million of increased MM-310 expenses primarily related to preclinical studies performed;
•	$3.6 million of increased MM-302 expenses as a result of the initiation of our Phase 2 clinical trial of MM-302 in breast cancer in August 2014;
•	$2.6 million of increased expenses related to our companion therapeutics program that was initiated in 2015;
•

$1.6 million of increased expenses related to preclinical studies, general research and discovery primarily due to an increased number of preclinical programs in our pipeline, increased headcount and increased size and frequency of manufacturing runs; and

•	$1.4 million of increased stock-based compensation expenses primarily due to the annual grant of stock options to employees as well as increased employee headcount.

These increases were partially offset by:

•

$2.4 million of decreased MM-141 expenses primarily due to the completion of our Phase 1 trial and timing of costs associated with our ongoing Phase 2 clinical trial, which was initiated in May 2015; and

•	$3.7 million of decreased MM-151 expenses primarily due to the timing of costs associated with our Phase 1 clinical trial, diagnostic efforts and a manufacturing campaign.

Selling, general and administrative expenses

Selling, general and administrative expenses were $57.8 million for the year ended December 31, 2015 compared to $30.5 million for the year ended December 31, 2014, an increase of $27.3 million, or 89%. This increase was primarily attributable to $21.3 million of increased expenses to support commercial sales of ONIVYDE as well as increased labor and labor-related expenses required to support our overall growth.

Interest expense

Interest expense was $19.2 million for the year ended December 31, 2015 compared to $18.2 million for the year ended December 31, 2014. This increase was primarily attributable to interest expense related to our 2022 notes that were issued in December 2015.

Other income, net

Other income, net was $0.9 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively, which was primarily related to the amortization of MLSC tax incentives.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings and sales of ONIVYDE. Through December 31, 2016, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $483.4 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations and $45.1 million of cash receipts related to ONIVYDE sales. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $4.9 million in upfront fees and reimbursements as of December 31, 2016. As of December 31, 2016, we had unrestricted cash and cash equivalents of $21.5 million.

In April 2012, we closed our initial public offering pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 15,042,459 shares of common stock under the registration statement at a public offering price of $7.00 per share, including 742,459 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of dividends on our Series B convertible preferred stock. At the time of our initial public offering, our convertible preferred stock and warrants to purchase convertible preferred stock automatically converted to common stock and warrants to purchase common stock, respectively.

On November 8, 2012, we entered into a Loan and Security Agreement, or the loan agreement, with Hercules. The loan agreement provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of $15.0 million, which closed on December 14, 2012 and resulted in aggregate net proceeds of $39.6 million. During the fourth quarter of 2015, we repaid the loans in full in conjunction with the issuance of the 2022 notes. We also paid an additional fee of $1.2 million that was due upon full repayment of the loans, as well as interest accrued through the repayment date.

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

On December 22, 2015, we closed a private placement of $175.0 million aggregate principal amount of 11.50% 2022 notes. As a result of the issuance of the 2022 notes, we received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by us.

As of December 31, 2016, within our unrestricted cash and cash equivalents, $1.9 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek, which is consolidated for financial reporting purposes. This $1.9 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Net cash used in operating activities	$(170,241)	$(105,356)	$(34,808)
Net cash (used in) provided by investing activities	(3,257)	75,110	(6,011)
Net cash provided by financing activities	9,416	180,164	11,421
Net (decrease) increase in cash and cash equivalents	$(164,082)	$149,918	$(29,398)

Operating activities

Cash used in operating activities of $170.2 million during the year ended December 31, 2016 was primarily a result of our $153.5 million net loss and a net decrease in operating assets and liabilities of $61.7 million. The net decrease in operating assets and liabilities during the year ended December 31, 2016 was primarily driven by increases in accounts receivable and inventory related to the commercialization and sale of ONIVYDE, a decrease in accounts payable and accrued expenses and a decrease in deferred revenues related to the Baxalta agreement. These decreases were offset by $44.9 million of non-cash items, including a $2.8 million IPR&D impairment charge related to MM-302, a $14.6 million non-cash loss on extinguishment related to the April 2016 conversion of a portion of our convertible notes, $14.9 million of stock-based compensation expense and $6.0 million of non-cash interest expense.

Cash used in operating activities of $105.4 million during the year ended December 31, 2015 was primarily a result of our $147.8 million net loss. This net loss was offset by a net increase in operating assets and liabilities of $14.6 million and non-cash items of $27.9 million, including $15.4 million of stock-based compensation expense and $8.2 million of non-cash interest expense. The net increase in operating assets and liabilities during the year ended December 31, 2015 was primarily driven by an increase in accounts payable and accrued expenses and an increase in deferred revenues related to the Baxalta agreement. These increases were offset by lesser increases in accounts receivable and inventory related to the commercialization and sale of ONIVYDE.

Cash used in operating activities of $34.8 million during the year ended December 31, 2014 was primarily a result of our $83.6 million net loss. This net loss was offset by a net increase in operating assets and liabilities of $23.0 million and non-cash items of $24.9 million, including $13.2 million of stock-based compensation expense and $8.5 million of non-cash interest expense. The net increase in operating assets and liabilities during the year ended December 31, 2014 was primarily driven by an increase in deferred revenues related to the Baxalta agreement and a decrease in accounts receivable related to the Sanofi agreement.

Investing activities

Cash used in investing activities of $3.3 million for the year ended December 31, 2016 was primarily due to purchases of marketable securities of $84.3 million in addition to $3.2 million of property and equipment purchases, offset by proceeds from sales and maturities of marketable securities of $84.2 million. Cash provided by investing activities of $75.1 million for the year ended December 31, 2015 was primarily due to proceeds from sales and maturities of marketable securities of $87.9 million, offset by $12.8 million of property and equipment purchases. Cash used in investing activities of $6.0 million for the year ended December 31, 2014 was primarily due to $6.0 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $9.4 million for the year ended December 31, 2016 was primarily due to $6.2 million of proceeds received from the exercise of stock options and $3.4 million of total proceeds received from the issuance of convertible promissory notes and Series C preferred stock by Silver Creek. Cash provided by financing activities of $180.2 million for the year ended December 31, 2015 was primarily due to $38.6 million of net proceeds from our ATM offering, $10.1 million of proceeds from the exercise of stock options and warrants, $169.4 million in net proceeds from the issuance of our 2022 notes, after considering the accounting treatment of $0.9 million of issuance costs that were allocated to the associated debt modification, and $2.1 million in net proceeds from Series B preferred stock by Silver Creek. These cash proceeds were offset by the repayment of our $40.0 million in loans payable under the loan agreement with Hercules. Cash provided by financing activities of $11.4 million for the year ended December 31, 2014 was primarily due to $10.4 million of proceeds from the exercise of stock options and warrants and $1.0 million of net proceeds from the convertible notes offered by Silver Creek.

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

Upon stockholder approval and the closing of the asset sale with Ipsen, we will receive a $575.0 million upfront cash payment from Ipsen (subject to a working capital adjustment as provided in the asset sale agreement). We expect to use these proceeds to declare and pay a special cash dividend of at least $200.0 million to stockholders and redeem the $175.0 million outstanding aggregate principal amount of 2022 notes, which will require an additional make-whole premium payment of approximately $20.1 million. Additionally, if the asset sale is consummated and certain milestones under the Baxalta agreement are met, we currently expect to receive up to an aggregate of $33.0 million in net milestone payments in 2017. We believe these potential net cash inflows, along with the completion of the headcount reduction and refocused research and development efforts that were announced in January 2017, will provide financial resources sufficient to fund our operations into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the consummation of the asset sale and the net proceeds received therefrom;
•	the amount of net product revenues realized from ONIVYDE commercial sales, should the asset sale not be consummated;
•	the amount of royalty and profit sharing revenue from our collaboration partners, particularly should the asset sale not be consummated;
•	the progress and results of the clinical trials of our most advanced product candidates;
•	the success of the Baxalta and PharmaEngine collaborations related to ONIVYDE and any future collaborations with other parties that we may enter into;
•	the timing and amount of anticipated milestone payments and cost sharing reimbursements related to ONIVYDE that we may receive from Baxalta;
•	the timing and amount of future milestone payments that we may receive from Ipsen under the asset sale agreement;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of commercial activities, including product sales, marketing, manufacturing and distribution, particularly should the asset sale not be consummated;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the extent to which we acquire or invest in businesses, products and technologies;
•

our ability to establish and maintain commercial manufacturing arrangements for the manufacture of drug product on behalf of third-party pharmaceutical companies, particularly should the asset sale not be consummated; and

•

our ability to establish and maintain additional collaborations on favorable terms, particularly marketing and distribution arrangements for oncology product candidates outside the United States and Europe.

Until such time, if ever, as we can generate sufficient license and collaboration or product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We do not have any committed external sources of funds, other than under the asset sale agreement with Ipsen, which is subject to the achievement of certain closing conditions prior to consummation, including stockholder approval, under our collaboration with Baxalta for the development and commercialization of ONIVYDE, which is terminable by Baxalta for convenience upon 180 days’ prior written notice, under our development, license and supply agreement with Actavis, which is terminable by Actavis for convenience in specified circumstances upon 90 days’ prior written notice, and under our credit agreement with Pharmakon, subject to compliance with certain funding conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If we are unable to obtain stockholder approval of the asset sale and the transaction with Ipsen is not consummated, or if we are unable to obtain other adequate financing or engage in another strategic transaction on acceptable terms and when needed, we will be required to implement further cost reduction strategies.

Borrowings

11.50% senior secured notes due 2022

On December 22, 2015, we closed a private placement of $175.0 million aggregate principal amount of 2022 notes and entered into an indenture with U.S. Bank National Association as trustee and collateral agent. As a result of this placement, we received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by us. The private placement and offering expenses included $0.9 million of transaction costs that were expensed in accordance with the debt modification guidance per ASC 470, Debt. The 2022 notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. We will pay semi-annual installments of principal on the 2022 notes of $21,875,000 each, subject to adjustment as provided in the 2022 notes, on June 15 and December 15 of each year, beginning on June 15, 2019. The 2022 notes will mature on December 15, 2022, unless earlier redeemed or repurchased in accordance with their terms prior to such date.

We may redeem the 2022 notes at our option, in whole or in part from time to time at a price equal to the principal amount plus accrued interest and a specified make-whole premium. If we experience certain change of control events as defined in the indenture, the holders of the 2022 notes will have the right to require us to purchase all or a portion of the 2022 notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. In addition, upon certain asset sale events as defined in the indenture, we may be required to offer to use the net proceeds thereof to purchase all or a portion of the 2022 notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

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

The 2022 notes contain customary events of default. Upon certain events of default occurring, the trustee may declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2022 notes to be due and payable. In the case of certain events of bankruptcy, insolvency or reorganization involving us or a restricted subsidiary, 100% of the principal of, and accrued and unpaid interest, if any, on, the 2022 notes will automatically become due and payable.

In connection with the closing of the asset sale to Ipsen, we intend to redeem all $175.0 million aggregate principal amount of outstanding 2022 notes at the then applicable redemption price, plus accrued and unpaid interest to the date of redemption.

4.50% convertible notes due 2020

In July 2013, we issued $125.0 million aggregate principal amount of convertible notes. We issued the convertible notes under a base indenture between us and Wells Fargo Bank, National Association, as trustee, as supplemented by a supplemental indenture between us and the trustee. As a result of the convertible notes offering, we received net proceeds of approximately $120.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

On April 13, 2016, we entered into separate, privately-negotiated conversion agreements with certain holders of the convertible notes. Under the conversion agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of convertible notes held by them. We initially settled each $1,000 principal amount of convertible notes surrendered for conversion by delivering 136 shares of our common stock on April 18, 2016. In total, we issued an aggregate of 8,732,152 shares of our common stock on this initial closing date. In addition, pursuant to the conversion agreements, at the additional closings (as defined in the conversion agreements), we issued an aggregate of 3,635,511 shares of our common stock representing an aggregate of $27.7 million as additional payments in respect of the conversion of the convertible notes. The number of additional shares was determined based on the daily VWAP (as defined in the conversion agreements) of our common stock for each of the trading days in the 10-day trading period following the date of the conversion agreements.

The outstanding convertible notes will mature on July 15, 2020, or the maturity date, unless earlier repurchased by us or converted at the option of holders. Holders may convert their convertible notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2020 only under the following circumstances:

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

Loan agreement

In November 2012, we entered into the loan agreement with Hercules pursuant to which we received loans in the aggregate principal amount of $40.0 million. As permitted under the loan agreement, we had previously extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, we entered into an amendment to the loan agreement whereby the period during which we make interest-only payments was extended until October 1, 2014. On November 6, 2014, we entered into a further amendment to the loan agreement, whereby the period during which we make interest-only payments was extended until February 1, 2015. On February 25, 2015, we entered into a fourth amendment to the loan agreement pursuant to which the maturity date and the period during which we make interest-only payments on our current loans in the aggregate principal amount of $40.0 million was extended. As a result of this amendment, we were required to repay the outstanding aggregate principal balance of the loan beginning on June 1, 2016 and continuing through November 1, 2018. As a result of the FDA’s approval of our new drug application, or NDA, for ONIVYDE, which occurred on October 22, 2015, we elected to extend the interest-only period by an additional six months so that we would repay the outstanding aggregate principal balance of the loans beginning on December 1, 2016 and continuing through November 1, 2018. In addition, as a result of the FDA’s approval of our NDA for ONIVYDE, we could elect to draw, at any time until August 1, 2016, an additional term loan advance of up to $15.0 million. Principal and interest payments on the additional term loan advance would be made in the same manner as our current term loan in the aggregate principal amount of $40.0 million. We did not borrow against the additional term loan advance. Upon the earlier of full repayment of the loans or November 1, 2016, we were required to pay Hercules a fee of $1.2 million.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
2022 notes (1)	$260,531	$20,125	$82,742	$110,141	$47,523
Convertible notes (1)	71,735	2,736	5,472	63,527	—
Repayment of MLSC tax incentive awards	1,314	1,314	—	—	—
Operating lease obligations	20,292	8,108	12,184	—	—
Antibody and technology licensing costs (2)	1,138	258	440	440	—
Total contractual cash obligations	$355,010	$32,541	$100,838	$174,108	$47,523

(1)	Payments are inclusive of interest and principal payments.
(2)

Antibody and technology licensing costs include annual license maintenance fee and annual minimum royalty payments. We have not included annual license maintenance fees or annual minimum royalty payments after December 31, 2021, as we cannot estimate if they will occur.

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

In May 2014, the MLSC awarded us an additional $0.6 million of tax incentives under its Life Science Tax Incentive Program, which allows us to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Due to our failure to meet this headcount target as of December 31, 2016 as a result of our October 2016 corporate restructuring activities, we will be required to repay approximately $0.3 million of this award. As such, this repayment obligation has been included in the above table.

In March 2015, the MLSC awarded us an additional $1.4 million of tax incentives under its Life Science Tax Incentive Program, which allows us to monetize approximately $1.2 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 75 employees and to maintain the additional headcount through at least December 31, 2019. Due to our failure to meet this headcount target as of December 31, 2016 as a result of our October 2016 corporate restructuring activities, we will be required to repay approximately $1.0 million of this award. As such, this repayment obligation has been included in the above table.

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

Tax Loss Carryforwards

At December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of $542.7 million and $367.4 million, respectively. Included in the federal and state net operating loss carryforwards is approximately $39.2 million and $25.2 million, respectively, of deduction related to the exercise of stock options. This amount represents an excess tax benefit, which will be realized when it results in reduction of cash taxes in accordance with ASC 718, Compensation – Stock Compensation. Our existing federal and state net operating loss carryforwards will expire in years through 2036. We also have available research and development credits for federal and state income tax purposes of approximately $27.3 million and $16.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2016, we also have available investment tax credits for state income tax purposes of $0.8 million, which will expire in years through 2019 if not used. In addition, we have federal orphan drug credits of $106.4 million that begin to expire in 2031. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred revenue and capitalized research and development expenses. Under the applicable accounting standards, we have considered our history of losses and concluded that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets. Accordingly, we have established a full valuation allowance against the deferred tax assets. If the asset sale with Ipsen is consummated, we expect to utilize deferred tax assets to offset the taxable gain generated by the sale. The valuation allowance could be released during the year ended December 31, 2017 once it is determined it is more likely than not that the deferred tax assets will be realizable.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. We completed an evaluation of ownership changes through September 30, 2016 to assess whether utilization of our net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. We believe that we may be able to utilize all of our tax attributes as a result of the analysis. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

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

Recent Accounting Pronouncements

See Note 1, “Nature of the Business and Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a description of recent accounting pronouncements applicable to our business.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 23, 2017, we entered into an amendment to the Credit Agreement with Pharmakon whereby the availability of the credit facility was extended through April 27, 2017. The foregoing description of the amendment to the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the amendment, which is filed as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Executive Officers,” “Director Nomination Process,” “Board Policies,” “Code of Business Conduct and Ethics,” “Board Meetings and Attendance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included under the captions “Executive and Director Compensation Processes,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2016 Grants of Plan-Based Awards Table,” “2016 Option Exercises and Stock Vested Table,” “Employment Agreements,” “Potential Payments Upon Termination or Change in Control” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: March 1, 2017	By:	/s/ Richard Peters, M.D., Ph.D.
Richard Peters, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Peters, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
Richard Peters, M.D., Ph.D.

/s/ Yasir B. Al-Wakeel, BM BCh	Chief Financial Officer and Head of Corporate Development (Principal Financial Officer)	March 1, 2017
Yasir B. Al-Wakeel, BM BCh

/s/ William A. Sullivan	Principal Accounting Officer and Treasurer (Principal Accounting Officer)	March 1, 2017
William A. Sullivan

/s/ Gary L. Crocker	Chairman of the Board	March 1, 2017
Gary L. Crocker

/s/ John M. Dineen	Director	March 1, 2017
John M. Dineen

/s/ Vivian S. Lee, M.D., Ph.D.	Director	March 1, 2017
Vivian S. Lee, M.D., Ph.D.

/s/ John Mendelsohn, M.D.	Director	March 1, 2017
John Mendelsohn, M.D.

/s/ Ulrik B. Nielsen, Ph.D.	Director	March 1, 2017
Ulrik B. Nielsen, Ph.D.

/s/ Michael E. Porter, Ph.D.	Director	March 1, 2017
Michael E. Porter, Ph.D.

/s/ James H. Quigley	Director	March 1, 2017
James H. Quigley

/s/ Russell T. Ray	Director	March 1, 2017
Russell T. Ray

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Merrimack Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of non-controlling interest and stockholders’ deficit, and of cash flows present fairly, in all material respects, the financial position of Merrimack Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 22 to the financial statements, the Company has negative working capital and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2017

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$21,524	$185,606
Restricted cash	102	101
Accounts receivable, net	17,469	6,483
Inventory	14,554	3,717
Prepaid expenses and other current assets	3,786	5,487
Total current assets	57,435	201,394
Restricted cash	674	584
Property and equipment, net	15,765	21,915
Other assets	27	27
Intangible assets, net	3,977	7,355
Goodwill	3,605	3,605
Total assets	$81,483	$234,880
Liabilities, non-controlling interest and stockholders’ deficit
Current liabilities:
Accounts payable, accrued expenses and other	$49,982	$52,082
Deferred revenues	36,226	50,137
Deferred rent	2,014	1,527
Total current liabilities	88,222	103,746
Deferred revenues, net of current portion	25,673	51,197
Deferred rent, net of current portion	3,386	4,926
Deferred tax incentives, net of current portion	—	1,045
Long-term debt, net of current portion	216,861	257,655
Total liabilities	334,142	418,569
Commitments and contingencies
Non-controlling interest	(1,539)	239
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2016 and 2015; no shares issued or outstanding at December 31, 2016 or 2015	—	—
Common stock, $0.01 par value: 200,000 shares authorized at December 31, 2016 and 2015, 130,197 and 115,871 issued and outstanding at December 31, 2016 and 2015, respectively	1,302	1,159
Additional paid-in capital	702,377	617,145
Accumulated deficit	(954,799)	(802,232)
Total stockholders’ deficit	(251,120)	(183,928)
Total liabilities, non-controlling interest and stockholders’ deficit	$81,483	$234,880

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Revenues:
Product revenues, net	$53,064	$4,328	$—
License and collaboration revenues	87,119	84,930	102,756
Other revenues	4,090	—	—
Total revenues	144,273	89,258	102,756
Costs and expenses:
Cost of revenues	6,912	46	—
Research and development expenses	160,917	160,988	138,495
Selling, general and administrative expenses	80,729	57,795	30,517
Restructuring expenses	5,856	—	—
Total costs and expenses	254,414	218,829	169,012
Loss from operations	(110,141)	(129,571)	(66,256)
Other income and expenses:
Interest income	276	99	114
Interest expense	(43,645)	(19,232)	(18,230)
Other (expense) income, net	(8)	917	813
Net loss	(153,518)	(147,787)	(83,559)
Net (loss) income attributable to non-controlling interest	(1,778)	170	(268)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(151,740)	$(147,957)	$(83,291)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	74	(50)
Other comprehensive income (loss)	—	74	(50)
Comprehensive loss	$(151,740)	$(147,883)	$(83,341)
Net loss per share available to common stockholders—basic and diluted	$(1.21)	$(1.33)	$(0.80)
Weighted-average common shares used in computing net loss per share available to common stockholders—basic and diluted	125,334	111,356	104,410

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Non-Controlling Interest

and Stockholders’ Deficit

		Common Stock
(in thousands)	Non-Controlling Interest	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2013	$337	102,523	$1,025	$527,779	$(24)	$(572,245)	$(43,465)
Exercise of stock options and common stock warrants	—	4,174	42	10,383	—	—	10,425
Conversion of Silver Creek Pharmaceuticals, Inc. convertible notes payable	366	—	—	678	—	—	678
Stock-based compensation	—	—	—	13,197	—	—	13,197
Other comprehensive loss	—	—	—	—	(50)	—	(50)
Loss attributable to non-controlling interest	(634)	—	—	—	—	634	634
Net loss	—	—	—	—	—	(83,559)	(83,559)
Balance at December 31, 2014	$69	106,697	$1,067	$552,037	$(74)	$(655,170)	$(102,140)
Exercise of stock options and common stock warrants	—	5,360	54	10,047	—	—	10,101
Issuance of common stock in at the market offering, net of issuance costs	—	3,814	38	38,522	—	—	38,560
Issuance of Series B preferred stock by Silver Creek Pharmaceuticals, Inc.	895	—	—	1,188	—	—	1,188
Stock-based compensation	—	—	—	15,351	—	—	15,351
Other comprehensive income	—	—	—	—	74	—	74
Loss attributable to non-controlling interest	(725)	—	—	—	—	725	725
Net loss	—	—	—	—	—	(147,787)	(147,787)
Balance at December 31, 2015	$239	115,871	$1,159	$617,145	$—	$(802,232)	$(183,928)
Exercise of stock options	—	1,958	20	6,422	—	—	6,442
Issuance of common stock due to conversion of convertible notes due 2020	—	12,368	123	100,838	—	—	100,961
Consideration allocated to reacquisition of conversion feature of convertible notes due 2020	—	—	—	(39,923)	—	—	(39,923)
Issuance of Series C preferred stock by Silver Creek Pharmaceuticals, Inc.	(827)	—	—	2,689	—	—	2,689
Stock-based compensation	—	—	—	15,206	—	—	15,206
Other comprehensive income	—	—	—	—	—	—	—
Loss attributable to non-controlling interest	(951)	—	—	—	—	951	951
Net loss	—	—	—	—	—	(153,518)	(153,518)
Balance at December 31, 2016	$(1,539)	130,197	$1,302	$702,377	$—	$(954,799)	$(251,120)

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities
Net loss	$(153,518)	$(147,787)	$(83,559)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	6,004	8,217	8,511
Non-cash loss on extinguishment of convertible notes due 2020	14,566	—	—
Loss on disposal of property and equipment	493	4	—
Gain on sale of property and equipment	(40)	—	—
Impairment of in-process research and development intangible asset	2,800	—	—
Depreciation and amortization expense	6,249	4,288	3,223
Stock-based compensation expense	14,865	15,351	13,197
Purchased premiums and interest on marketable securities	—	—	858
Changes in operating assets and liabilities:
Accounts receivable	(10,986)	(3,170)	2,587
Prepaid expenses and other current assets	1,910	(850)	827
Inventory	(9,688)	(3,717)	—
Accounts payable, accrued expenses and other	(3,869)	13,557	(646)
Deferred revenues	(39,435)	6,377	19,482
Deferred rent and tax incentives	408	2,374	712
Net cash used in operating activities	(170,241)	(105,356)	(34,808)
Cash flows from investing activities
Purchase of marketable securities	(84,262)	—	(111,832)
Proceeds from sales and maturities of marketable securities	84,160	87,899	111,858
Purchase of property and equipment	(3,155)	(12,789)	(6,035)
Other investing activities, net	—	—	(2)
Net cash (used in) provided by investing activities	(3,257)	75,110	(6,011)
Cash flows from financing activities
Proceeds from exercise of options and warrants to purchase common stock	6,224	10,087	10,384
Proceeds from issuance of convertible promissory notes by Silver Creek Pharmaceuticals, Inc.	—	—	1,044
Proceeds from at the market offering, net of issuance costs	—	38,560	—
Proceeds from issuance of senior secured notes due 2022, net of issuance costs	—	169,434	—
Proceeds from issuance of preferred stock by Silver Creek Pharmaceuticals, Inc.	3,361	2,083	—
Repayment of loans payable to Hercules Technology Growth Capital, Inc.	—	(40,000)	—
Other financing activities, net	(169)	—	(7)
Net cash provided by financing activities	9,416	180,164	11,421
Net (decrease) increase in cash and cash equivalents	(164,082)	149,918	(29,398)
Cash and cash equivalents, beginning of period	185,606	35,688	65,086
Cash and cash equivalents, end of period	$21,524	$185,606	$35,688
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$130	$816	$704
Receivables related to stock option exercises in prepaid expenses and other current assets	232	14	—
Receivables related to the sale of property and equipment in prepaid expenses and other current assets	40	—	—
Conversion of Silver Creek Pharmaceuticals, Inc. convertible notes into Silver Creek Series A preferred stock	—	—	1,044
Principal amount of convertible notes due 2020 converted into shares of common stock	64,209	—	—
Supplemental disclosure of cash flows
Cash paid for interest	$23,914	$10,087	$9,510

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Summary of Significant Accounting Policies

Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company discovering, developing and commercializing innovative medicines consisting of novel therapeutics paired with diagnostics for the treatment of cancer. The Company has one marketed therapeutic oncology product and multiple targeted therapeutic oncology candidates in clinical development. The Company’s most advanced program is its therapeutic ONIVYDE®, which it markets in the United States. In addition to ONIVYDE and its product candidates in clinical development, the Company has multiple product candidates in preclinical development. The Company has tailored ONIVYDE and its other product candidates to target specific disease mechanisms that its research suggests are common across many solid tumor types. The Company believes that ONIVYDE and its other product candidates have the potential to address major unmet medical needs. The Company also has an agreement to utilize its manufacturing expertise to develop, manufacture and exclusively supply bulk drug product to a third party, who will in turn process the drug into finished product and commercialize it globally following regulatory approval. The Company was incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated in the State of Delaware in October 2010.

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

The Company has incurred significant expenses and operating losses to date, and it expects to continue to incur significant expenses and operating losses for at least the next several years. The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company performed an evaluation of its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued, as described more fully in Note 22, “Going Concern.”

The Company may seek additional funding through public or private debt or equity financings, through existing or new collaboration arrangements, or through divestitures of its assets. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into additional collaborative arrangements or divest its assets. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects.

On January 7, 2017, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Ipsen S.A. (“Ipsen”). Pursuant to the Asset Sale Agreement, Ipsen will acquire the Company’s right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in the Company’s business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE and MM-436 (the “Commercial Business”). This transaction is described more fully in Note 23, “Subsequent Events.”

Summary of Significant Accounting Policies

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment and the Company operates in only one geographic region.

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

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these consolidated financial statements include, but may not be limited to, revenue recognition, including the estimated percentage of billable expenses in any particular budget period, periods of meaningful use of licensed products, estimated service periods and services to be completed under a collaboration, estimates used in accounting for revenue separability and recognition, estimates of discounts and allowances related to commercial sales of ONIVYDE, estimates utilized in the valuation of inventory, useful lives with respect to long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, intangible assets, goodwill, in-process research and development (“IPR&D”), tax valuation reserves and accrued expenses. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds, commercial paper, corporate notes and bonds and certificates of deposit.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of December 31, 2016 and 2015, the Company recorded restricted cash of $0.8 million and $0.7 million, respectively, which was primarily related to the Company’s facility lease.

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

Inventory

The Company values its inventories at the lower of cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of “Cost of revenues.”

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

Shipping and handling costs for product shipments are recorded as incurred as a component of “Cost of revenues” along with amortization expense related to definite-lived intangible assets, costs associated with manufacturing the product and any inventory reserves or write-downs.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, including IPR&D assets, are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present. The Company performs its annual goodwill and IPR&D impairment evaluations on August 31st.

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

The Company commences amortization of indefinite-lived intangible assets, such as IPR&D, once the associated research and development efforts have been completed. The Company amortizes these product-related intangible assets over their estimated useful lives, and amortization expense is recorded as a component of “Cost of revenues.” The Company amortizes other definite-lived assets, such as core technology, over their estimated useful lives as a component of “Research and development expenses.” Definite-lived intangible assets are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable.

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

In September 2014, the Company entered into a license and collaboration agreement (the “Baxalta Agreement”) with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, “Baxter”) for the development and commercialization of ONIVYDE outside of the United States and Taiwan (the “Licensed Territory”). In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta Agreement was assigned to Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH (collectively, “Baxalta”) during the second quarter of 2015. The Baxalta Agreement was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. The Company determined that the obligations under this agreement represent a single unit of accounting and that the agreement represents a services agreement. As a result, the Company has estimated the level of effort expected to be completed as a result of providing the identified deliverables and will recognize revenue related to the agreement based on proportional performance as effort is completed over the expected services period.

The Company also entered into a collaboration agreement with Watson Laboratories, Inc. (“Actavis”) in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. See Note 4, “License and Collaboration Agreements,” for additional information.

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

Other Revenues

The Company is a party to separate commercial supply agreements with Baxalta and PharmaEngine, Inc. (“PharmaEngine”) pursuant to which the Company supplies ONIVYDE to these entities. Revenue is recognized under these commercial supply arrangements when the counterparty takes delivery of the commercial supply product and when the other general revenue recognition criteria outlined above are met.

The Company is also eligible to receive royalty revenues on Baxalta’s net sales of ONIVYDE in the Licensed Territory. The Company recognizes royalty revenues in the period that the related sales occur.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, contracted services, research-related manufacturing, license fees and other external costs. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received rather than when the payment is made.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in the Company’s commercial, legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other selling, general and administrative expenses include costs to support commercial sales, employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, including patent-related expenses, and accounting and information technology services.

In connection with the commercial launch of ONIVYDE on October 26, 2015, the Company began incurring advertising expenses. Advertising expenses are expensed as incurred as a component of selling, general and administrative expenses. For the years ended December 31, 2016 and 2015, advertising expenses totaled $4.5 million and $1.0 million, respectively.

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. For stock options granted to employees and to members of the Company’s Board of Directors for their service on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires the Company to make assumptions with respect to the expected term of the option, the expected volatility of the Company’s common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option and the expected dividend yield of the Company’s common stock. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

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

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale marketable securities.

Other (Expense) Income, Net

The Company records income related to tax incentive awards, foreign currency gains and losses and other income or expense-related items as components of “Other (expense) income, net” within the consolidated statements of operations and comprehensive loss.

The Company has been awarded tax incentives by the Massachusetts Life Sciences Center (“MLSC”), an independent agency of the Commonwealth of Massachusetts. These tax incentives require that the Company achieve certain hiring targets. Failure to maintain the additional headcount in subsequent periods could require the Company to repay some or all of the incentives. The Company recognizes the benefit of these incentives on a straight-line basis over the five-year performance period of each award, beginning when the Company achieves the hiring goal target, with a cumulative catch-up recognized in the period that the hiring goal target is achieved. The Company received MLSC tax incentives in 2011, 2013, 2014 and 2015 totaling $3.8 million in the aggregate, allowing the Company to monetize approximately $3.4 million of state research and development tax credits. As a result of the October 2016 corporate restructuring described more fully in Note 13, “Restructuring Activities,” the Company determined that it would be required to repay a portion of the 2014 and 2015 tax incentives received from the MLSC in the aggregate amount of $1.3 million. Such amounts have been classified as current liabilities as of December 31, 2016.

The Company recognized $0.1 million, $0.7 million and $0.4 million in income related to these MLSC tax incentives during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash deposits in accredited financial institutions and, therefore, the Company’s management believes these funds are subject to minimal credit risk. The Company invests cash equivalents and marketable securities in money market funds, U.S. government agencies securities and various corporate debt securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any one issue or any single issuer and to only invest in high credit quality securities. The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. The Company also is subject to credit risk from its accounts receivable related to its product sales and collaborators. The Company evaluates the creditworthiness of each of its customers and has determined that all of its customers are creditworthy. To date, the Company has not experienced significant losses with respect to the collection of its accounts receivable.

Gross revenues from each of the Company’s customers who individually accounted for 10% or more of total gross revenues for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Baxalta	60%	93%	10%
Sanofi	—	—	90%
AmerisourceBergen Corporation	15%	<10%	—
McKesson Corporation	16%	<10%	—

Gross accounts receivable related to each of the Company’s customers who individually accounted for 10% or more of total gross accounts receivable as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Baxalta	20%	29%
AmerisourceBergen Corporation	25%	29%
McKesson Corporation	32%	25%
Cardinal Health, Inc.	21%	16%

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

•

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” that allows entities not to make qualitative disclosures about remaining performance obligations in certain cases, adds disclosure requirements for entities that elect certain optional exemptions and adds twelve additional technical corrections and improvements to the new revenue standard.

The Company is currently evaluating the potential impact that the adoption of this guidance and the related transition guidance may have on the consolidated financial statements, including the adoption method to be utilized.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” outlining management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and providing guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance is effective for annual and interim reporting periods ending after December 15, 2016, and the Company adopted this guidance for the year ended December 31, 2016, as described more fully in Note 22, “Going Concern.”

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which will require entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents within the statement of cash flows. As a result, entities will no longer separately present transfers between unrestricted cash and restricted cash. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which will eliminate the requirement to calculate the implied fair value of goodwill, commonly referred to as “Step 2” in the current goodwill impairment test. An entity will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance will be effective for annual and interim impairment tests performed in annual reporting periods beginning after December 15, 2020, and early adoption is permitted for annual or interim impairment tests performed after January 1, 2017. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Consolidated Subsidiaries

Silver Creek Pharmaceuticals, Inc.

On August 20, 2010, the Company acquired a controlling interest in Silver Creek. The Company has concluded that Silver Creek is a variable interest entity and that the Company is the primary beneficiary. The Company has the ability to direct the activities of Silver Creek through its ownership percentage and through the board of director seats controlled by the Company and its de facto agents. As such, Silver Creek is consolidated by the Company.

During the year ended December 31, 2014, Silver Creek issued convertible notes to various lenders in the aggregate principal amount of $1.0 million. As of December 31, 2014, these outstanding borrowings and related accrued interest converted into shares of Silver Creek Series A preferred stock at the Series A preferred stock value of $1.00 per share. As a result of changes to the ownership composition of Silver Creek as of December 31, 2014, the non-controlling interest in Silver Creek increased by approximately $0.4 million.

During the year ended December 31, 2015, Silver Creek issued and sold a total of 1.6 million shares of Silver Creek Series B preferred stock at a price of $1.35 per share to investors and received net cash proceeds of $2.1 million, after deducting issuance costs. As a result of changes to the ownership composition of Silver Creek as of December 31, 2015, the non-controlling interest in Silver Creek increased by approximately $0.9 million.

As described more fully in Note 12, “Borrowings,” Silver Creek issued $1.0 million of convertible promissory notes (the “Silver Creek Notes”) in May 2016. In August 2016, Silver Creek issued $0.2 million of additional Silver Creek Notes under the same terms as the May 2016 issuance. In December 2016, these outstanding borrowings and related accrued interest were converted into shares of Silver Creek Series C preferred stock at the Series C preferred stock value of $1.50 per share. In addition, Silver Creek sold 1.5 million additional shares of its Series C preferred stock to new investors at a price of $1.50 per share and received net cash proceeds of $2.1 million, after deducting issuance costs. In conjunction with this sale, Silver Creek also issued warrants to purchase 1.9 million shares of Silver Creek Series C preferred stock to the same new investors. As a result of changes to the ownership composition of Silver Creek as of December 31, 2016, the non-controlling interest in Silver Creek decreased by approximately $0.8 million.

As of December 31, 2016 and 2015, the Company owned approximately 50% and 56% of the outstanding voting stock of Silver Creek, respectively, and recorded a non-controlling interest of approximately $(1.5) million and $0.2 million, respectively, as a component of mezzanine equity on the Company’s consolidated balance sheets based on the terms of the Silver Creek Series A, Series B and Series C preferred stock.

As of December 31, 2016, the Company consolidated Silver Creek’s total assets and total liabilities of $2.0 million and $2.0 million, respectively. As of December 31, 2015, the Company consolidated Silver Creek’s total assets and total liabilities of $0.8 million and $0.2 million, respectively. As of December 31, 2016 and 2015, the Company’s unrestricted cash and cash equivalents balance included $1.9 million and $0.7 million, respectively, of cash and cash equivalents held by Silver Creek that is designated for the operations of Silver Creek.

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

As discussed in Note 12, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020 (the “Convertible Notes”) in an underwritten public offering. Following the repayment and satisfaction in full of the Company’s obligations to Hercules Technology Growth Capital, Inc. (“Hercules”) under its Loan and Security Agreement with Hercules (the “Loan Agreement”), which occurred in December 2015, upon any conversion of the Convertible Notes, the Convertible Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. As of December 31, 2016, $60.8 million aggregate principal amount of the Convertible Notes remain outstanding.

The stock options, warrants and conversion premium on the Convertible Notes are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2016, 2015 and 2014 causes such securities to be anti-dilutive. Securities excluded from the calculation of diluted loss per share are shown in the chart below:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Common stock warrants	—	—	2,381
Outstanding options to purchase common stock	19,025	19,211	19,567
Conversion of the Convertible Notes	12,158	25,000	25,000

4. License and Collaboration Agreements

Baxalta

On September 23, 2014, the Company and Baxter entered into the Baxalta Agreement for the development and commercialization of ONIVYDE in the Licensed Territory. In connection with Baxter’s separation of the Baxalta business, the Baxalta Agreement was assigned to Baxalta during the second quarter of 2015. As part of the Baxalta Agreement, the Company granted Baxalta an exclusive, royalty-bearing right and license under the Company’s patent rights and know-how to develop and commercialize ONIVYDE in the Licensed Territory. Baxalta is responsible for using commercially reasonable efforts to develop, obtain regulatory approvals for and, following regulatory approval, commercialize ONIVYDE in the Licensed Territory. A joint steering committee comprised of an equal number of representatives from each of Baxalta and the Company is responsible for approving changes to the global development plan for ONIVYDE, including all budgets, and overseeing the parties’ development and commercialization activities with respect to ONIVYDE. Unless otherwise agreed, the Company will be responsible for conducting all clinical trials contemplated by the global development plan for ONIVYDE and manufacturing all clinical material needed for such trials. Baxalta also has the option to manufacture ONIVYDE, in which case the Company will perform a technology transfer of its manufacturing process to Baxalta.

Under the terms of the Baxalta Agreement, the Company received a $100.0 million nonrefundable upfront cash payment in September 2014. In addition, the Company is eligible to receive from Baxalta (i) up to an aggregate of $100.0 million upon the achievement of specified research and development milestones, of which the Company has received $62.5 million from Baxalta through December 31, 2016, (ii) up to an aggregate of $520.0 million upon the achievement of specified regulatory milestones, of which the Company has received $60.0 million from Baxalta through December 31, 2016, and (iii) up to an aggregate of $250.0 million upon the achievement of specified sales milestones. Under the terms of the Baxalta Agreement, the Company will bear up to the first $98.8 million of costs related to the development of ONIVYDE for pancreatic cancer patients who have not previously received gemcitabine-based therapy; however, the Company expects most of these costs to be offset by payments received upon the achievement of clinical trial-related milestones. The Company and Baxalta will share equally all other clinical trial costs contemplated by the global development plan. The Company is also entitled to tiered, escalating royalties ranging from sub-teen double digits to low twenties percentages of net sales of ONIVYDE in the Licensed Territory.

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

The Company has determined that the collaboration represents a services agreement and as such has estimated the level of effort expected to be completed as a result of providing the identified deliverables. The Company will recognize revenue from the nonrefundable upfront payment, forecasted non-substantive milestone payments and estimated payments related to discovery, research, development and technology transfer services based on proportional performance as effort is completed over the expected services period, which is estimated to be substantially complete by June 30, 2022. The Company will periodically review and, if necessary, revise the estimated service period related to its collaboration with Baxalta. As of December 31, 2016, the Company has achieved $62.5 million of the $90.0 million of forecasted non-substantive milestones that are included in the Company’s proportional performance revenue recognition model and $60.0 million of the $530.0 million of substantive milestones that are included in the Baxalta Agreement.

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

From the inception of the Baxalta Agreement through December 31, 2016, the Company has achieved the following substantive and non-substantive milestones:

•

In July 2015, the European Medicines Agency (“EMA”) accepted for review a Marketing Authorization Application (“MAA”) filed by Baxalta for ONIVYDE. As a result of this acceptance, the Company recognized $20.0 million of license and collaboration revenue related to a substantive milestone payment owed from Baxalta.

•

In August 2015, the Company achieved a $15.0 million milestone related to the submission of the protocol for the Company’s Phase 2 clinical trial of ONIVYDE in front-line metastatic pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model.

•

In October 2015, the Company achieved a $47.5 million milestone related to the enrollment of the first patient in a Phase 2 clinical trial of ONIVYDE in front-line pancreatic cancer. This milestone is a non-substantive milestone, and revenue related to the achievement of this milestone will be recognized through the proportional performance revenue recognition model.

•

In June 2016, the South Korean Ministry of Food and Drug Safety (the “MFDS”) accepted for review a new drug application filed by Baxalta for ONIVYDE. As a result of this acceptance, the Company recognized $10.0 million of license and collaboration revenue related to a substantive milestone payment owed from Baxalta.

•

In October 2016, the European Commission granted marketing authorization to Baxalta for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have progressed following gemcitabine-based therapy. As a result of this approval and the first commercial sale of ONIVYDE made by Baxalta during the fourth quarter of 2016, the Company recognized $30.0 million of license and collaboration revenue related to a substantive milestone payment owed from Baxalta.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized license and collaboration revenues based on the following components of the Baxalta Agreement:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Proportional performance revenue recognition model	$47,119	$64,930	$10,460
Substantive milestones	40,000	20,000	—
Total	$87,119	$84,930	$10,460

During the year ended December 31, 2016, the Company also recognized royalty revenues of $0.2 million related to the Baxalta Agreement.

As of December 31, 2016 and 2015, the Company maintained the following assets and liabilities related to the Baxalta Agreement:

	December 31,
(in thousands)	2016	2015
Accounts receivable, billed	$860	$1,336
Accounts receivable, unbilled	581	626
Deferred revenues	56,779	97,365

Of the $56.8 million of deferred revenue related to the Baxalta Agreement as of December 31, 2016, $36.2 million is classified as current in the consolidated balance sheets based upon the Company’s estimate of revenue that will be recognized under the proportional performance revenue recognition model as a result of effort expected to be completed within the next twelve months.

In February 2016, the Company and Baxalta entered into a commercial supply agreement (the “Baxalta Supply Agreement”) pursuant to which the Company supplies ONIVYDE to Baxalta and, at Baxalta’s option, manages fill and finish activities conducted by a third-party contract manufacturer for Baxalta. The Company began supplying ONIVYDE under the Baxalta Supply Agreement during the second quarter of 2016 and recognized $3.6 million of revenue during the year ended December 31, 2016.

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

At the inception of the collaboration, the Company determined that the license, the right to future technology, back-up compounds, participation on steering committees and manufacturing services performance obligations comprising the Sanofi Agreement represented a single unit of accounting. As the Company could not reasonably estimate its level of effort over the collaboration, the Company recognized revenue from the upfront payment, milestone payments and manufacturing services payments using the contingency-adjusted performance model over the expected development period, which was initially estimated at 12 years from the effective date of the Sanofi Agreement.

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

The Company recognized no revenue under the Sanofi agreement during the years ended December 31, 2016 or 2015. During the year ended December 31, 2014, the Company recognized revenue based on the following components of the Sanofi agreement:

(in thousands)	Year Ended December 31, 2014
Upfront payment	$39,306
Milestone payment	16,377
Development services	18,904
Manufacturing services and other	17,709
Total	$92,296

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

The Company maintained no assets or liabilities related to the Sanofi Agreement as of either December 31, 2016 or 2015.

PharmaEngine

On May 5, 2011, the Company and PharmaEngine entered into an assignment, sublicense and collaboration agreement (the “PharmaEngine Agreement”) under which the Company reacquired rights in Europe and certain countries in Asia to ONIVYDE. In exchange, the Company agreed to pay PharmaEngine a nonrefundable, noncreditable upfront payment of $10.0 million and up to an additional $80.0 million in aggregate development and regulatory milestones and $130.0 million in aggregate sales milestones. PharmaEngine is also entitled to tiered royalties on net sales of ONIVYDE in Europe and certain countries in Asia. PharmaEngine is not responsible for any future development costs of ONIVYDE except those required specifically for regulatory approval in Taiwan.

On September 22, 2014, the Company amended the PharmaEngine Agreement to redefine sublicense revenue and reduce the portion of sublicense revenue that the Company is required to pay to PharmaEngine. As a result of this amendment, the Company made a $7.0 million milestone payment to PharmaEngine in September 2014. Additionally, as a result of this amendment, a previously contingent $5.0 million milestone payment was paid to PharmaEngine in the second quarter of 2015. Prior to the amendment of the PharmaEngine Agreement, this milestone payment was contingent upon the award of certain specified regulatory designations. These milestone payments were recognized as research and development expense during the year ended December 31, 2014. In July 2015, the Company made an $11.0 million milestone payment to PharmaEngine in connection with the EMA’s acceptance for review of an MAA for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2015. In June 2016, the Company made a $10.0 million milestone payment to PharmaEngine in connection with the MFDS’s acceptance for review of a new drug application for ONIVYDE, which occurred, and was recognized as research and development expense, in the second quarter of 2016. In December 2016, the Company made a $25.5 million milestone payment to PharmaEngine in connection with Baxalta’s receipt of marketing authorization from the European Commission for ONIVYDE in combination with 5-FU and leucovorin for the treatment of adult patients with metastatic adenocarcinoma of the pancreas who have progressed following gemcitabine-based therapy, which occurred, and was recognized as research and development expense, in the fourth quarter of 2016.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized research and development expenses of $35.6 million, $11.4 million and $12.6 million, respectively, related to the PharmaEngine Agreement.

Under the PharmaEngine Agreement, the Company is also obligated to pay PharmaEngine royalties on Baxalta’s net sales of ONIVYDE in the Licensed Territory. The Company records these royalty expenses in the period that the related sales occur, and such royalty expenses are recorded as a component of “Cost of revenues” within the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2016, the Company recorded $0.1 million of royalty expenses related to PharmaEngine.

In August 2015, the Company and PharmaEngine also entered into a commercial supply agreement (the “PharmaEngine Supply Agreement”) pursuant to which the Company supplies ONIVYDE to PharmaEngine. The Company began supplying ONIVYDE under the PharmaEngine Supply Agreement in the second quarter of 2016 and recognized $0.3 million of revenue during the year ended December 31, 2016. No revenue related to the PharmaEngine Supply Agreement was recognized during the year ended December 31, 2015.

Actavis

In November 2013, the Company and Watson Laboratories, Inc. (“Actavis”) entered into a development, license and supply agreement (the “Actavis Agreement”) pursuant to which the Company will develop, manufacture and exclusively supply the bulk form of doxorubicin hydrochloride (HCl) liposome injection (the “Initial Product”) to Actavis. The Actavis Agreement was subsequently amended in January 2015 to transfer certain responsibilities from the Company to Actavis in exchange for reducing the aggregate milestone payments that the Company is eligible to receive by $0.4 million. The Company will manufacture and supply the Initial Product to Actavis in bulk form at an agreed upon unit price, and Actavis is responsible for all costs related to finished product processing and global commercialization. Pursuant to the agreement, additional products may be developed for Actavis in the future, the identities of which will be mutually agreed upon. The Company is eligible to receive up to $15.1 million in milestone and development payments, as well as additional reimbursement for specific activities performed by the Company at the request of Actavis. The Company will also receive a mid-twenties percentage of net profits on global sales of the Initial Product and any additional products. In October 2016, the U.S. Food and Drug Administration (the “FDA”) accepted for review an Abbreviated New Drug Application filed by Actavis for the Initial Product, which triggered the payment obligation of $1.1 million of milestones from Actavis to the Company. As of December 31, 2016, the Company had received $4.9 million in total milestone and development payments and reimbursement for specific activities from Actavis.

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

The Company applied revenue recognition guidance to determine whether the performance obligations under the Actavis Agreement, including the license, participation on steering committees, development services, and manufacturing and supply services could be accounted for separately or as a single unit of accounting. The Company determined that these obligations represent a single unit of accounting and will recognize revenue as product is supplied to Actavis. Therefore, the Company has recorded $5.1 million and $4.0 million of billed and billable milestones and development expenses related to the Actavis Agreement as deferred revenue as of December 31, 2016 and 2015, respectively. This revenue is expected to be recognized by the Company over the ten year period that begins after Actavis’ first sale of the applicable product under the Actavis Agreement.

5. Product Revenue Reserves and Allowances

The following table summarizes activity in each of the product revenue reserve and allowance categories for the year ended December 31, 2016:

(in thousands)	Trade Allowances	Rebates and Chargeback Discounts	Product Returns	Other Incentives	Total
Balance at December 31, 2015	$138	$362	$32	$8	$540
Provisions related to sales in the current year	1,900	5,928	397	5	8,230
Adjustments related to sales in the prior year	—	(213)	—	—	(213)
Credits and payments made	(1,507)	(5,077)	(26)	(7)	(6,617)
Balance at December 31, 2016	$531	$1,000	$403	$6	$1,940

6. Fair Value of Financial Instruments

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 and the input categories associated with those assets and liabilities:

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,373	$—	$—
Totals	$12,373	$—	$—

Liabilities:
Silver Creek warrant liability	$—	$—	$1,499
Totals	$—	$—	$1,499

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$704	$—	$—
Totals	$704	$—	$—

In December 2016, Silver Creek issued warrants to purchase an aggregate of 1.9 million shares of Silver Creek Series C preferred stock (the “Silver Creek warrants”). The issuance of the Silver Creek warrants is described more fully in Note 12, “Borrowings.” The Silver Creek warrants were valued at $1.5 million as of December 31, 2016 using a Black-Scholes option pricing model, probability-weighted for different exercise scenarios. The key assumptions utilized in the Black-Scholes option pricing model as of December 31, 2016 were a risk-free interest rate of 2.3%, expected dividend yield of 0.0%, expected volatility of 61.7% and expected term of 6.9 years. Changes in the fair value of the Silver Creek warrants in subsequent periods will be recognized as a component of “Other income, net” in the consolidated statements of operations and comprehensive loss.

There were no changes in valuation techniques or transfers between the fair value measurement levels during the years ended December 31, 2016 or 2015. There were no liabilities measured at fair value on a recurring basis as of December 31, 2015.

Non-Recurring Fair Value Measurements

Certain assets, including IPR&D intangible assets, may be measured at fair value on a non-recurring basis in periods subsequent to initial recognition. As described more fully in Note 9, “Goodwill and Intangible Assets, Net,” the Company performed an interim impairment assessment during the fourth quarter of 2016 on the Company’s IPR&D asset related to the antibody-targeted nanotherapeutic that contains a chemotherapy drug. The Company utilized a probability-weighted discounted cash flow analysis under the income approach in performing this assessment. As a result of this interim impairment assessment, the fair value of this IPR&D asset was determined to be zero as of December 31, 2016. No non-recurring fair value measurements were required during the year ended December 31, 2015.

Other Fair Value Measurements

The estimated fair value of the Convertible Notes was $57.5 million as of December 31, 2016. The Company estimated the fair value of the Convertible Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Convertible Notes was $47.0 million as of December 31, 2016 due to the bifurcation of the conversion feature of the Convertible Notes as described more fully in Note 12, “Borrowings.”

As discussed in Note 12, “Borrowings,” in December 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022 (the “2022 Notes”). The Company estimated the fair value of the

2022 Notes by using publicly-available information related to one of the 2022 Notes borrower’s portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input. The estimated fair value of the 2022 Notes was $167.0 million as of December 31, 2016. The carrying value of the 2022 Notes was $169.9 million as of December 31, 2016.

7. Marketable Securities

As of both December 31, 2016 and 2015, the Company maintained only cash equivalents comprised of money market funds. As of December 31, 2016, the Company did not hold any securities that were in an unrealized loss position.

There were no realized gains or losses on available-for-sale securities during the years ended December 31, 2016, 2015 or 2014.

8. Inventory

Inventory as of December 31, 2016 and 2015 consisted of the following:

	December 31,
(in thousands)	2016	2015
Raw materials	$4,483	$900
Work in process	8,651	2,743
Finished goods	1,420	74
Total inventory	$14,554	$3,717

Inventory acquired prior to receipt of marketing approval of ONIVYDE was expensed as research and development expense as incurred. The Company began to capitalize the costs associated with the production of ONIVYDE upon receipt of FDA approval on October 22, 2015.

During the year ended December 31, 2016, the Company incurred aggregate charges of $3.6 million related to excess and scrap inventory and excess manufacturing capacity. These expenses were recorded as a component of “Cost of revenues.”

9. Goodwill and Intangible Assets, Net

As part of the acquisition of Hermes BioSciences, Inc. (“Hermes”) on October 6, 2009, the Company recognized goodwill of $3.6 million and acquired IPR&D assets of $7.0 million related to several development programs: an antibody-targeted nanotherapeutic that contains a chemotherapy drug, a nanotherapeutic that contains a chemotherapy drug and other early-stage preclinical programs in the amounts of $2.8 million, $3.4 million and $0.8 million, respectively. The Company also acquired intangible assets of $3.2 million related to core nano-carrier technology. These values were determined at the time of acquisition by estimating the costs to develop the acquired IPR&D assets into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success factors and discount rates used for each project considered the uncertainty surrounding the successful development of the acquired IPR&D assets.

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

In December 2016, the Company determined that it would be stopping the ongoing Phase 2 clinical trial of MM-302, which utilized the antibody-targeted nanotheraputic that contains a chemotherapy drug. The decision to stop the trial was made following an independent Data and Safety Monitoring Board (the “DSMB”) opinion that continuing the clinical trial would be unlikely to demonstrate benefit over the comparator treatments. Subsequent to this recommendation, a futility assessment was performed that confirmed the DSMB’s opinion. Both the treatment and control arms were found to have shorter than expected median progression free survival. While patients currently enrolled in the clinical trial may choose to continue on their assigned treatment based upon discussion with their study physician, no further development of MM-302 is being contemplated by the Company at this time. As a result of this determination, the Company recorded an impairment charge of $2.8 million during the fourth quarter of 2016. This impairment charge was recorded as a component of “Research and development expenses” within the consolidated statements of operations and comprehensive loss.

The core nano-carrier technology intangible asset is being amortized on a straight-line basis over a period of ten years, which is the Company’s best estimate of the useful life of this technology.

The Company has not recorded any impairment charges related to either goodwill or definite-lived intangible assets during the years ended December 31, 2016, 2015 and 2014.

Goodwill and intangible assets as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Nano-carrier technology intangible asset	$3,200	$(2,315)	$885
ONIVYDE intangible asset	3,400	(308)	3,092
Goodwill	3,605	—	3,605
Totals	$10,205	$(2,623)	$7,582

	December 31, 2015
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Nano-carrier technology intangible asset	$3,200	$(1,995)	$1,205
ONIVYDE intangible asset	3,400	(50)	3,350
IPR&D	2,800	—	2,800
Goodwill	3,605	—	3,605
Totals	$13,005	$(2,045)	$10,960

Amortization expense was $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted-average remaining amortization period for the Company’s intangible assets subject to amortization is approximately 10.0 years as of December 31, 2016.

Future amortization expense for the next five-year period is expected to be as follows:

Years Ended December 31,	(in thousands)
2017	$578
2018	578
2019	503
2020	258
2021	258

10. Property and Equipment, Net

Property and equipment, net as of December 31, 2016 and 2015 consisted of the following:

	December 31,
(in thousands)	2016	2015
Lab equipment	$20,752	$19,305
IT equipment	8,601	7,742
Leasehold improvements	21,153	21,026
Furniture and fixtures	959	910
Construction in process	515	2,243
Total property and equipment, gross	51,980	51,226
Less: Accumulated depreciation	(36,215)	(29,311)
Total property and equipment, net	$15,765	$21,915

Depreciation expense was $7.3 million, $5.5 million and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capitalized interest costs were insignificant for the years ended December 31, 2016, 2015 and 2014.

During the year ended December 31, 2016, the Company recognized a $0.5 million charge related to the disposal of property and equipment. There were no significant losses recognized related to the disposal of property and equipment during the years ended December 31, 2015 or 2014.

11. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2016 and 2015 consisted of the following:

	December 31,
(in thousands)	2016	2015
Accounts payable	$3,384	$5,049
Accrued goods and services	15,760	14,295
Accrued clinical trial costs	11,260	12,764
Accrued drug purchase costs	910	7,460
Accrued payroll and related benefits	9,150	9,009
Accrued restructuring expenses	774	—
Accrued asset sale transaction costs	3,724	—
Accrued interest	2,100	3,041
Accrued dividends payable	19	19
Silver Creek warrant liability	1,499	—
Deferred tax incentives	1,402	445
Total accounts payable, accrued expenses and other	$49,982	$52,082

12. Borrowings

2022 Notes

On December 22, 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 11.50% 2022 Notes and entered into an indenture (the “U.S. Bank Indenture”) with U.S. Bank National Association as trustee and collateral agent (the “2020 Notes Trustee”). As a result of this placement, the Company received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by the Company. The private placement and offering expenses included $0.9 million of transaction costs that were expensed in accordance with the debt modification guidance per ASC 470, Debt, as further discussed below. The 2022 Notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. The Company will pay semi-annual installments of principal on the 2022 Notes of $21,875,000 each, subject to adjustment as provided in the 2022 Notes, on June 15 and December 15 of each year, beginning on June 15, 2019. The 2022 Notes will mature on December 15, 2022, unless earlier redeemed or repurchased in accordance with their terms prior to such date.

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

The 2022 Notes contain customary events of default. Upon certain events of default occurring, the 2022 Notes Trustee may declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2022 Notes to be due and payable. In the case of certain events of bankruptcy, insolvency or reorganization involving the Company or a restricted subsidiary, 100% of the principal of, and accrued and unpaid interest on, the 2022 Notes will automatically become due and payable. There have been no events of default as of or during the year ended December 31, 2016.

The Company assessed the 2022 Notes pursuant to ASC 815, Derivatives and Hedging, to determine if any features necessitated bifurcation from the host instrument. The Company concluded that none of the embedded redemption features within the 2022 Notes require bifurcation, as these features are clearly and closely related to the host instrument.

Debt issuance costs incurred by the Company, excluding costs allocated to the debt modification as discussed below, are accounted for as a direct deduction to the carrying value of the 2022 Notes and are amortized to interest expense using the effective interest method over the life of the 2022 Notes. The effective interest rate associated with the 2022 Notes is 12.32%. For the years ended December 31, 2016 and 2015, interest expense related to the 2022 Notes was approximately $20.9 million and $0.5 million, respectively.

Convertible Notes

In July 2013, the Company issued $125.0 million aggregate principal amount of Convertible Notes in an underwritten public offering. The Company issued the Convertible Notes under an indenture, dated as of July 17, 2013 (the “Base Indenture”) between the Company and Wells Fargo Bank, National Association, as trustee (the “Convertible Notes Trustee”), as supplemented by a supplemental indenture, dated as of July 17, 2013, between the Company and the Convertible Notes Trustee (together with the Base Indenture, the “Wells Fargo Indenture”). As a result of the Convertible Notes offering, the Company received net proceeds of approximately $120.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

The Wells Fargo Indenture contains customary terms and covenants and events of default with respect to the Convertible Notes. If an event of default (as defined in the Wells Fargo Indenture) occurs and is continuing, the Convertible Notes Trustee by written notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by written notice to the Company and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders will, declare 100% of the principal of and accrued and unpaid interest on the Convertible Notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture), 100% of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. There have been no events of default as of or during the year ended December 31, 2016.

For the years ended December 31, 2016, 2015 and 2014, interest expense related to the Convertible Notes was $22.7 million, $13.7 million and $13.7 million, respectively. As discussed above, interest expense for the year ended December 31, 2016 includes the loss on extinguishment of $14.6 million associated with the April 2016 conversion of the Convertible Notes as well as $0.2 million of related transaction costs.

Loan Agreement

In November 2012, the Company entered into the Loan Agreement with Hercules pursuant to which the Company received loans in the aggregate principal amount of $40.0 million. The Company, as permitted under the Loan Agreement, had previously extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, the Company entered into an amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend until October 1, 2014 the period during which the Company makes interest-only payments. On November 6, 2014, the Company entered into a further amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend by four additional months the period during which the Company makes interest-

only payments. On February 25, 2015, the Company entered into a fourth amendment to the Loan Agreement pursuant to which the Company and Hercules agreed to extend the maturity date and the period during which the Company makes interest-only payments on its current loans in the aggregate principal amount of $40.0 million. As a result of this amendment, the Company was required to repay the outstanding aggregate principal balance of the loan beginning on June 1, 2016 and continuing through November 1, 2018. As a result of the FDA’s approval of the Company’s NDA for ONIVYDE, which occurred on October 22, 2015, the Company elected to extend the interest-only period by an additional six months such that the Company would repay the outstanding aggregate principal balance of the loans beginning on December 1, 2016 and continuing through November 1, 2018. This amendment was treated as a debt modification for accounting purposes.

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

During the fourth quarter of 2015, the Company repaid the loans in full in conjunction with the issuance of the 2022 Notes. The total repayment amount included the $40.0 million in outstanding principal, the $1.2 million fee discussed above and interest accrued up through the repayment date. The Company assessed the repayment of the Loan Agreement with Hercules in conjunction with the issuance of the 2022 Notes, of which Hercules holds a portion, in accordance with the debt extinguishment and modification guidance per ASC 470, Debt. Based upon this assessment, the Company concluded that this transaction represented a debt modification, and accordingly, $0.3 million of unamortized debt issuance costs related to the Loan Agreement are being amortized as an adjustment of interest expense over the life of the 2022 Notes using the effective interest method. In addition, $0.9 million of debt issuance costs associated with the 2022 Notes were allocated to the modified Loan Agreement and expensed as a component of “Interest expense” on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.

For the years ended December 31, 2015 and 2014, interest expense related to the Hercules loans was $5.4 million and $4.7 million, respectively. No interest expense related to the Hercules loans was recognized during the year ended December 31, 2016.

Credit Facility

On November 8, 2016, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP (“Pharmakon”) pursuant to which a credit facility of an aggregate principal amount of at least $15.0 million and up to $25.0 million is available. The credit facility was originally available at any time through March 15, 2017 upon the Company’s request and upon compliance with certain funding conditions. As described more fully in Note 23, “Subsequent Events,” the availability of the credit facility was subsequently extended through April 27, 2017. If the Company borrows under the Credit Agreement, the credit facility will bear interest at an annual rate of 11.50%.

In connection with any borrowings that occur under the Credit Agreement, the Company will grant Pharmakon a security interest in all inventory and accounts receivable. The Credit Agreement also contains certain representations, warranties and non-financial covenants. In addition, the Credit Agreement grants Pharmakon an option during the two years following funding of the credit facility to participate in a future financing at an amount up to the lesser of 25% of the total amount financed or $50.0 million. The Company had not borrowed any amounts under the Credit Agreement as of December 31, 2016.

Silver Creek Convertible Notes

In December 2012, the Company’s majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012, $0.9 million during the year ended December 31, 2013 and $1.0 million during the year ended December 31, 2014. The notes issued pursuant to the Note Purchase Agreement bore interest at 6% per annum. Upon issuance, these convertible notes contained a feature wherein if at any time prior to maturity Silver Creek enters into a qualifying equity financing, defined as a sale or series of related sales of equity securities prior to the maturity date and resulting in at least $4.0 million of gross proceeds, the notes would automatically convert into the next qualifying equity financing at a 25% discount. The Company determined that this convertible feature met the definition of a derivative and required separate accounting treatment. The derivative was estimated to be valued at $0.2 million using a probability-

weighted model and was recorded as derivative liability on the consolidated balance sheets. For the year ended December 31, 2014, the derivative was remeasured upon conversion of the notes with the gain in remeasurement recognized in other income. The specific notes that were outstanding as of December 31, 2014 matured and converted, along with an immaterial amount of accrued interest into shares of Silver Creek Series A preferred stock on December 31, 2014.

In May 2016, Silver Creek issued an aggregate of $1.0 million of Silver Creek Notes. In August 2016, Silver Creek issued $0.2 million of additional Silver Creek Notes under the same terms as the May 2016 issuance. The Silver Creek Notes were automatically convertible into shares of Silver Creek equity under a variety of conversion scenarios. The Silver Creek Notes bore interest at 6% per annum and were set to mature and convert, along with accrued interest, into Silver Creek Series B preferred stock at a conversion price of $1.35 per share on December 31, 2016. If, prior to maturity, Silver Creek entered into a sale or series of related sales of equity securities resulting in at least $4.0 million of gross proceeds, the Silver Creek Notes would convert into the equity securities sold at the lesser of the price paid per share for the equity securities or $1.60 per share. Principal and accrued interest related to the Silver Creek Notes were not permitted to be paid in cash by Silver Creek without the consent of a majority of the noteholders.

In December 2016, Silver Creek executed a Series C Preferred Stock and Warrant Purchase Agreement (the “Silver Creek Series C Agreement”) whereby it agreed to sell 1.5 million shares of Silver Creek Series C preferred stock to new investors at a purchase price of $1.50 per share. In connection with this financing, holders of the Silver Creek Notes agreed to convert all principal and accrued interest associated with the Silver Creek Notes into 0.8 million shares of Silver Creek Series C preferred stock at a conversion price of $1.50 per share.

New purchasers of the Silver Creek Series C preferred stock also received warrants to purchase an aggregate of 1.9 million shares of Silver Creek Series C preferred stock at a future date. The exercise price of the warrants varies based upon the achievement of certain milestone events defined in the related warrant agreements. Milestone Event 1 is defined as the date that is seven business days following the acceptance by the FDA of Silver Creek’s filing of an Investigational New Drug application (“IND”), or 30 business days after the IND is filed without FDA rejection of the application. Milestone Event 2 is defined as the date that is seven business days following the date when Silver Creek completes a Phase 1 clinical trial provided, that if Silver Creek receives proceeds of less than $4.0 million pursuant to the sale of Series C preferred stock, Milestone Event 2 shall mean the date that is seven business days following the first dose in humans in a clinical trial.

Of the warrants to purchase 1.9 million shares of Silver Creek Series C preferred stock that were issued, warrants to purchase 1.2 million shares of Silver Creek Series C preferred stock are exercisable at an exercise price of $1.75 per share if the warrant is exercised prior to the date that is 30 business days after the date that the holder receives notice from Silver Creek of the achievement of Milestone Event 1, or $2.25 per share if the warrant is exercised on or after the date that is 30 business days after the holder receives notice from Silver Creek of the achievement of Milestone Event 1. The remaining warrants to purchase 0.7 million shares of Silver Creek Series C preferred stock are exercisable at an exercise price of $2.25 per share if the warrant is exercised prior to the date that is 30 business days after the date that the holder receives notice from Silver Creek of the achievement of Milestone Event 2, or $2.75 per share if the warrant is exercised on or after the date that is 30 business days after Milestone Event 2. All warrants to purchase Silver Creek Series C preferred stock are exercisable until the earliest of (i) the consummation of a Silver Creek liquidation event, (ii) the consummation of an initial public offering of Silver Creek common stock, (iii) four months after the achievement of Milestone Event 2 or (iv) seven years from the date of issuance.

The warrants to purchase Silver Creek Series C preferred stock were classified as a current liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and initially measured at fair value, as described more fully in Note 6, “Fair Value of Financial Instruments.” The fair value of the warrants was deducted from the total Silver Creek Series C preferred stock proceeds received by Silver Creek, and the remaining proceeds received were allocated to the Silver Creek Series C preferred stock.

Future Minimum Payments under Outstanding Borrowings

Future minimum payments under outstanding borrowings as of December 31, 2016 are as follows:

(in thousands)	Convertible Notes	2022 Notes
2017	$2,736	$20,125
2018	2,736	20,125
2019	2,736	62,617
2020	63,527	57,586
2021 and thereafter	—	100,078
Total	71,735	260,531
Less interest	(10,943)	(85,531)
Less unamortized discount	(13,842)	(5,089)
Less current portion	—	—
Long-term debt	$46,950	$169,911

13. Restructuring Activities

On October 3, 2016, the Company announced a 22% reduction in headcount as part of a major corporate restructuring with the objective of prioritizing its research and development on a focused set of systems biology-derived oncology products and strengthening its financial runway. On this same date, the Company also announced the resignation of Robert Mulroy, the Company’s former President and Chief Executive Officer (“CEO”).

Under this corporate restructuring, the Company recognized total restructuring expenses of $5.9 million during the year ended December 31, 2016 related to stock-based compensation expense for certain terminated employees, contractual termination benefits for employees with pre-existing severance arrangements and one-time employee termination benefits. These one-time employee termination benefits were comprised of severance, benefits and related costs, all of which resulted in cash expenditures during the third and fourth quarters of 2016.

The following table summarizes the charges related to the restructuring activities as of December 31, 2016:

(in thousands)	Expenses	Less: Payments	Less: Non-Cash Expenses	Accrued Restructuring Expenses at December 31, 2016
Severance, benefits and related costs due to workforce reduction	$5,856	$(3,711)	$(1,371)	$774
Totals	$5,856	$(3,711)	$(1,371)	$774

14. Common Stock Warrants

The following is a description of the common stock warrant activity of the Company:

(in thousands, except per share amounts)	Warrants for the Purchase of Common Stock	Weighted Average Exercise Price
Balance at December 31, 2013	2,777	$3.05
Exercised	(396)	$3.38
Balance at December 31, 2014	2,381	$3.00
Exercised	(2,355)	$3.00
Cancelled	(26)	$3.00
Balance at December 31, 2015	—	$—

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

15. Common Stock

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

As of December 31, 2016 and 2015, the Company had 200.0 million shares of $0.01 par value common stock authorized. There were approximately 130.2 million and 115.9 million shares of common stock issued and outstanding as of December 31, 2016 and 2015, respectively.

16. Stock-Based Compensation

In 2008, the Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) for employees, officers, directors, consultants and advisors. The 2011 Stock Incentive Plan (the “2011 Plan”) became effective upon closing of the Company’s initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Additional shares also become available for grant by reason of the forfeiture, cancellation, expiration or termination of existing awards. The Company registered 4.1 million, 3.7 million and 3.6 million of additional shares of common stock related to the 2011 Plan in February 2016, February 2015 and March 2014, respectively. As of December 31, 2016, there were 4.7 million shares remaining available for grant under the 2011 Plan.

During the years ended December 31, 2016, 2015 and 2014, the Company issued options to purchase 4.3 million, 3.7 million and 3.9 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Options granted to directors vest immediately.

The fair value of stock options granted to employees during the years ended December 31, 2016, 2015 and 2014 was estimated at the date of grant using the following assumptions:

	Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.1 – 2.0%	1.5 – 1.8%	1.6 – 2.0%
Expected dividend yield	0%	0%	0%
Expected term	5.0 – 5.8 years	5.0 – 5.9 years	5.0 – 5.9 years
Expected volatility	67 – 69%	66 – 67%	64 – 72%

The Company uses the simplified method to calculate the expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its stock options. Under this approach, the expected term is calculated to be the average of the ten-year contractual term of the option and the weighted-average vesting term of the option, taking into consideration multiple vesting tranches. The computation of expected volatility is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Management estimates expected forfeitures based on historical experience and recognizes compensation costs only for those equity awards expected to vest.

The Company recognized stock-based compensation expense during the years ended December 31, 2016, 2015 and 2014 as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Employee awards:
Research and development expense	$6,503	$8,271	$6,864
Selling, general and administrative expense	7,331	7,022	6,065
Restructuring expense	1,371	—	—
Stock-based compensation expense for employee awards	15,205	15,293	12,929
Stock-based compensation expense for non-employee awards	1	58	268
Less: stock-based compensation expense capitalized to inventory	(341)	—	—
Total stock-based compensation expense	$14,865	$15,351	$13,197

The following table summarizes stock option activity during the year ended December 31, 2016:

(in thousands, except per share amounts)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	19,211	$5.72	6.24	$47,963
Granted	4,258	$5.57
Exercised	(1,958)	$3.29
Forfeited	(2,487)	$7.04
Outstanding at December 31, 2016	19,024	$5.77	5.97	$7,564
Vested and expected to vest at December 31, 2016	18,794	$5.76	5.93	$7,564
Exercisable at December 31, 2016	14,968	$5.49	5.24	$7,564

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $3.32, $5.80 and $3.41, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $5.6 million, $30.9 million and $19.8 million, respectively.

As of December 31, 2016, there was $12.7 million of total unrecognized stock-based compensation expense related to unvested employee stock options. The Company expects to recognize this expense over a weighted-average period of approximately 1.7 years.

17. Income Taxes

As a result of losses incurred, the Company did not provide for any income taxes in the years ended December 31, 2016, 2015 or 2014. A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
Federal income tax at statutory federal rate	35.0%	35.0%	35.0%
State taxes	0.7	1.0	3.1
Permanent differences	(11.6)	(6.4)	(9.1)
Stock-based compensation	(2.2)	(1.3)	(1.7)
Tax credits	28.0	21.3	30.5
Foreign rate differential	—	—	(2.3)
Change in deferred state tax rate	(0.3)	(2.3)	—
Other	4.5	(0.5)	4.5
Change in valuation allowance	(54.1)	(46.8)	(60.0)
Total	—%	—%	—%

During the year ended December 31, 2014, the Company recorded a deferred tax liability related to the embedded conversion option of the Convertible Notes though equity. This deferred tax liability is reflected in the deferred tax table below, but is appropriately excluded from the effective tax rate.

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2016 and 2015 are as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets
Net operating losses	$194,027	$182,992
Capitalized research and development expenses	15,854	21,444
Credit carryforwards	144,823	93,113
Depreciation	2,557	2,128
Deferred compensation	12,463	11,664
Accrued expenses	3,601	1,807
Deferred revenue	21,935	10,999
Other temporary differences	25,276	17,235
Total gross deferred tax assets	420,536	341,382
Valuation allowance	(414,558)	(326,577)
Net deferred tax assets	5,978	14,805
Deferred tax liabilities
Intangible assets	(1,428)	(2,667)
Debt discount	(4,550)	(12,138)
Net deferred taxes	$—	$—

The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2013 through 2016, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2016. However, to the extent the Company utilizes net operating losses from years prior to 2012, the statute remains open to the extent of the net operating losses utilized. The Company’s policy is to recognize interest and penalties for uncertain tax positions as a component of income tax expense. The Company has not recognized any interest and penalties historically through December 31, 2016.

At December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $542.7 million and $367.4 million, respectively. Included in the federal and state net operating loss carryforwards is approximately $39.2 million and $25.2 million, respectively, of deduction related to the exercise of stock options. This amount represents an excess tax benefit, which will be realized when it results in reduction of cash taxes in accordance with ASC 718, Compensation – Stock Compensation. The Company’s existing federal and state net operating loss carryforwards will expire in years through 2036. The Company also has available research and development credits for federal and state income tax purposes of approximately $27.3 million and $16.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2016, the Company also had available investment tax credits for state income tax purposes of $0.8 million, which will expire in years through 2019 if unused. In addition, the Company has federal orphan drug credits of $106.4 million which begin to expire in 2031. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, deferred revenue and capitalized research and development expenses. Under the applicable accounting standards, the Company has considered its history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, the Company has established a full valuation allowance against the deferred tax assets. If the asset sale with Ipsen, which is outlined more fully in Note 23, “Subsequent Events,” is consummated, the Company expects to utilize deferred tax assets to offset the taxable gain generated by the sale. The valuation allowance could be released during the year ended December 31, 2017 once it is determined it is more likely than not that the deferred tax assets will be realizable.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company completed an evaluation of ownership changes through September 30, 2016 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company believes that it may be able to utilize all of its tax attributes as a result of the analysis. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation.

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

The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2016, 2015 and 2014 was as follows:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
December 31, 2014	$207,304	$50,185	$—	$257,489
December 31, 2015	257,489	69,088	—	326,577
December 31, 2016	326,577	87,981	—	414,558

18. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. During August 2012, the Company entered into an Indenture of Lease (the “Amended Lease”), which amended and restated its facility lease. The Amended Lease will terminate on June 30, 2019, but the Company retains an option to renew the Amended Lease with respect to all of the leased space for an additional period of five years. In March 2013, September 2013, February 2015 and July 2015, the Company entered into further facility lease amendments for additional space that are co-terminus with the Amended Lease. In total, the Company leases approximately 167,000 square feet at its corporate headquarters in Cambridge, Massachusetts.

As part of the Amended Lease and subsequent amendments, the landlord agreed to reimburse the Company for a portion of tenant improvements made to the facility. As of December 31, 2016, the Company had received $9.5 million of tenant improvement reimbursements. Tenant improvement reimbursements are recorded within deferred rent and are amortized over the term of the lease as reductions to rent expense.

In May 2016, the Company entered into a sublease agreement (the “Sublease”) whereby a subtenant agreed to lease 8,143 square feet of office and lab space from the Company. The Sublease terminates on December 31, 2017, but may be extended through June 30, 2019 if mutually agreed upon by the Company and the subtenant. Rental income received from the subtenant has been classified by the Company as reduction of rent expense. Total future minimum rental payments to be received by the Company from the subtenant as of December 31, 2016 are $0.6 million.

Total rent expense was $8.6 million, $7.4 million and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments to be made by the Company under non-cancelable operating leases as of December 31, 2016 are as follows:

Years ended December 31,	(in thousands)
2017	$8,108
2018	8,102
2019	4,082
Total future minimum lease payments	$20,292

19. Related Party Transactions

Related parties of the Company held approximately 7% of the outstanding shares of Silver Creek Series A and Series B preferred stock as of both December 31, 2016 and 2015. No shares of Silver Creek Series C preferred stock issued during December 2016 were held by related parties of the Company as of December 31, 2016.

20. Retirement Plan

On May 31, 2002, the Company established a 401(k) defined contribution savings plan (the “401(k) Plan”) for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The 401(k) Plan permits the Company to contribute at its discretion. For the years ended December 31, 2016, 2015 and 2014, the Company made contributions of $1.3 million, $1.1 million and $0.8 million, respectively, to the 401(k) Plan.

21. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2016
Product revenues, net	$9,968	$12,851	$14,493	$15,752
License and collaboration revenues	11,313	19,332	12,417	44,057
Other revenues	—	1,498	1,161	1,431
Cost of revenues	711	1,872	1,010	3,319
Research and development expenses	32,882	40,996	32,078	54,961
Selling, general and administrative expenses	17,795	20,680	18,048	24,206
Restructuring expenses	—	—	809	5,047
Net loss	(38,658)	(50,958)	(30,275)	(33,627)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(38,473)	(50,750)	(30,068)	(32,449)
Net loss per share available to common stockholders—basic and diluted	(0.33)	(0.40)	(0.23)	(0.25)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2015
Product revenues, net	$—	$—	$—	$4,328
License and collaboration revenues	14,842	36,558	16,440	17,090
Cost of revenues	—	—	—	46
Research and development expenses	35,679	42,806	37,763	44,740
Selling, general and administrative expenses	9,189	12,315	16,956	19,335
Net loss	(34,432)	(22,901)	(42,386)	(48,068)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(34,759)	(22,778)	(42,594)	(47,826)
Net loss per share available to common stockholders—basic and diluted	(0.32)	(0.21)	(0.38)	(0.41)

22. Going Concern

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has suffered recurring losses from operations, has negative working capital and has cash outflows from operating activities, all of which raise substantial doubt about its ability to continue as a going concern.

As of December 31, 2016, the Company had unrestricted cash and cash equivalents of $21.5 million. Upon stockholder approval and the closing of the asset sale with Ipsen outlined more fully in Note 23, “Subsequent Events,” the Company will receive a $575.0 million upfront cash payment from Ipsen (subject to a working capital adjustment as provided in the Asset Sale Agreement). The Company expects to use these proceeds to declare and pay a special cash dividend of at least $200.0 million to stockholders and redeem the $175.0 million outstanding aggregate principal amount of 2022 Notes, which will require an additional make-whole premium payment of approximately $20.1 million. Additionally, if the asset sale is consummated and certain milestones under the Baxalta Agreement are met, the Company currently expects to receive up to an aggregate of $33.0 million in net milestone payments in 2017. The Company believes these potential net cash inflows, along with the completion of the headcount reduction and refocused research and development efforts that were announced in January 2017, will provide financial resources sufficient to fund operations into the second half of 2019.

The consummation of the asset sale with Ipsen is contingent upon approval by the Company’s stockholders as well as other customary closing conditions. If the asset sale is not consummated, the Company will not receive the $575.0 million upfront cash payment from Ipsen, and the Company will need to obtain additional funding through public or private debt or equity financings, through existing or new collaboration arrangements, or through divestitures of its assets. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into additional collaborative arrangements. The ability to obtain additional financing is not considered probable at this time and could result in the Company’s inability to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued.

Based upon the above evaluation, the Company has concluded that there is substantial doubt as to its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

23. Subsequent Events

Asset Sale

On January 7, 2017, the Company entered into the Asset Sale Agreement with Ipsen. Pursuant to the Asset Sale Agreement, Ipsen will acquire the Company’s right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in the Commercial Business. Ipsen will not acquire the Company’s rights to $33.0 million in net milestone payments that may become payable pursuant to the Baxalta Agreement, among other excluded assets. Pursuant to the Asset Sale Agreement, Ipsen will pay the Company $575.0 million in cash (subject to a working capital adjustment as provided in the Asset Sale Agreement) and will assume certain related liabilities. Following the closing of the asset sale, the Company may be entitled to up to $450.0 million of additional payments based on achievement by or on behalf of Ipsen of certain milestone events related to FDA approval of ONIVYDE for certain indications.

The consummation of the transaction is subject to customary closing conditions, including, among others: (i) the receipt of the approval of the Company’s stockholders; (ii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which waiting periods expired on February 22, 2017; (iii) the absence of a breach of the Company’s representations and warranties that would cause a material adverse effect on the Commercial Business; (iv) the absence of a business material adverse effect; and (v) the performance of certain covenants in all material respects.

The Asset Sale Agreement contains certain termination rights for the Company and Ipsen. Upon termination of the Asset Sale Agreement under specified circumstances, the Company would be required to pay Ipsen a termination fee of $25.0 million, including if the Asset Sale Agreement is terminated in connection with the Company accepting a superior proposal or because the Company’s Board of Directors has changed its recommendation of the sale to its stockholders. The termination fee will also be payable if the Asset Sale Agreement is terminated because the Company’s stockholders did not vote to adopt the Asset Sale Agreement and, prior to such termination, a proposal to acquire at least 50% of the consolidated assets of the Company with respect to the Commercial Business or at least 50% of the Company’s voting securities has been publicly disclosed and the Company enters into a definitive agreement with respect to such proposal within 12 months after such termination, which is subsequently consummated. In addition, the Company would be required to reimburse Ipsen for up to $3.0 million of its out-of-pocket expenses incurred in connection with the transaction and the Asset Sale Agreement if the Asset Sale Agreement is terminated because the Company’s stockholders do not vote to approve it.

In addition to the foregoing termination rights, and subject to certain limitations, the Company or Ipsen may terminate the Asset Sale Agreement if the asset sale is not consummated by June 30, 2017.

Ipsen has also agreed to sublease 68,409 square feet of the Company’s manufacturing facility at the closing of the asset sale. In addition, at the closing of the asset sale, the Company and Ipsen will enter into an intellectual property license agreement pursuant to which Ipsen will grant the Company an exclusive license with respect to the portion of the transferred patents relating to certain liposomal technology and a non-exclusive license to the remainder of the transferred patents, in both cases for use outside of the field in which the Commercial Business will operate. In turn, the Company will grant Ipsen a non-exclusive license with respect to the remaining patents owned by the Company at the closing for use in the field in which the Commercial Business will operate.

January 2017 Corporate Restructuring

On January 9, 2017, the Company announced that it will further reduce headcount in connection with the asset sale and the completion of its strategic pipeline review. Upon the closing of the asset sale, the Company will focus its development efforts on its MM-121, MM-141 and MM-310 programs. After the headcount reduction, the Company expects to have approximately 80 employees.

The Company’s Board of Directors committed to this course of action on January 6, 2017, subject to the closing of the asset sale, which is contingent upon the closing conditions described above. The reduction in personnel is expected to be complete upon the later of the closing of the asset sale and March 10, 2017. The Company estimates that, if the asset sale closes, it will incur approximately $7.5 million to $8.5 million of restructuring expenses related to one-time employee termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The specific timing of the incurrence and payment of these restructuring expenses is dependent upon the timing of the closing of the asset sale.

Hiring of Chief Executive Officer

On January 16, 2017, the Company announced the hiring of Richard Peters, M.D., Ph.D., as the Company’s new CEO, effective as of February 6, 2017. Dr. Peters was also elected as a member of the Company’s Board of Directors.

The Company and Dr. Peters entered into an employment agreement commencing on February 6, 2017 whereby Dr. Peters will receive an annual base salary of $700,000 and is eligible for an annual bonus of up to 65% of his base salary. Dr. Peters also received a one-time signing bonus of $900,000. Subject to the further approval of the Company’s Board of Directors, the Company will also grant Dr. Peters an option to purchase a number of shares of the Company’s common stock equal to the lesser of (i) such number of shares that has a target grant date fair value of $3.5 million and (ii) 2.0 million shares, with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. The option will vest over four years at the rate of 25% on February 6, 2018 and the remainder in equal quarterly installments over the following three years.

Extension of Credit Facility Availability

On February 23, 2017, the Company entered into an amendment to the Credit Agreement with Pharmakon whereby the availability of the credit facility was extended through April 27, 2017. The Company had not borrowed any amounts under the Credit Agreement as of March 1, 2017.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Asset Purchase and Sale Agreement, dated as of January 7, 2017, by and between the Registrant and Ipsen S.A. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2017)

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

4.5*	Loan and Security Agreement, dated as of November 8, 2016, by and between the Registrant and BioPharma Credit Investments IV Sub, LP

4.6*	First Amendment to Loan and Security Agreement, dated as of February 23, 2017, by and between the Registrant and BioPharma Credit Investments IV Sub, LP

10.1#	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.3#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

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

10.6#*	Employment Agreement, dated as of January 17, 2017, by and between the Registrant and Richard Peters

10.7#*	Separation and Release of Claims Agreement, dated as of October 11, 2016, by and between the Registrant and Robert J. Mulroy

10.8#

Employment Agreement, dated as of August 11, 2015, by and between the Registrant and Yasir B. Al-Wakeel (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015)

10.9#

Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Peter N. Laivins (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.10#

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

10.12#

Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and William A. Sullivan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.13#

Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.14

Indenture of Lease, dated as of August 24, 2012, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC), as amended by the First Amendment of Lease, dated as of March 18, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.15

Second Amendment of Lease, dated as of September 12, 2013, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013)

10.16

Third Amendment of Lease, dated as of February 23, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.17

Fourth Amendment of Lease, dated as of July 22, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015)

10.18

Sublease, dated as of August 20, 2010, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc., as amended on January 20, 2011, May 4, 2011, May 26, 2011, August 1, 2011 and November 2, 2012 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.19

Amendment No. 6 to Sublease, dated as of December 12, 2013, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014)

10.20

Amendment No. 7 to Sublease, dated as of June 1, 2014, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016)

10.21*	Amendment No. 8 to Sublease, dated as of January 1, 2017, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc.

10.22†

License and Collaboration Agreement, dated as of September 23, 2014, by and among the Registrant, Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)

10.23†

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

10.25†

Development, License and Supply Agreement, dated as of November 25, 2013, by and between the Registrant and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014)

10.26†

First Amendment to Development, License and Supply Agreement, dated as of January 23, 2015, by and between the Registrant and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.27†

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
10.28†

Collaboration Agreement, dated as of November 16, 2009, by and between the Registrant and Adimab LLC, as amended on April 27, 2010, June 2, 2010 and October 11, 2011 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.29†

Sublicense Agreement, dated as of June 30, 2008, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.30†

Amended and Restated Collaboration Agreement, dated as of January 24, 2007, by and between the Registrant and Dyax Corp., as amended on July 31, 2008 and November 6, 2009 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.31

Amendment to Amended and Restated Collaboration Agreement, dated as of January 18, 2012, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.32

Collateral Agreement, dated as of December 22, 2015, by and among the Registrant, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2015)

10.33	Form of Conversion Agreement Related to 4.50% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2016)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.