Form 10-K/A
period 2016-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2017-05-01
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2016, was $657,498,088.

As of April 15, 2017, there were 131,966,483 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Merrimack Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect facts or events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below are the names and certain information about each of our directors as of May 1, 2017. The information presented includes each director’s principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years. We believe that all of our directors possess the attributes and characteristics described in “—Board Processes—Director Nomination Process.”

Name	Age	Position
Richard Peters, M.D., Ph.D. (4)	54	President, Chief Executive Officer and Director
Gary L. Crocker (1)(2)(4)	65	Chairman of the Board
John M. Dineen (3)	54	Director
Vivian S. Lee, M.D., Ph.D. (3)	50	Director
John Mendelsohn, M.D. (3)	80	Director
Ulrik B. Nielsen, Ph.D.	45	Director
Michael E. Porter, Ph.D. (2)(4)	69	Director
James H. Quigley (1)	65	Director
Russell T. Ray (1)	70	Director

(1)	Member of the audit committee.
(2)	Member of the corporate governance and nominating committee.
(3)	Member of the organization and compensation committee.
(4)	Member of the executive committee.

Richard Peters, M.D., Ph.D. has served as our President and Chief Executive Officer and a member of our board of directors since February 2017. Prior to joining us, Dr. Peters served in various capacities at Sanofi Genzyme, a global pharmaceutical company, since 2008, including as Senior Vice President, Head of Global Rare Diseases Business Unit since January 2015, Vice President, Strategy Development Officer, U.S. Rare Disease Unit from May 2014 to December 2014, Vice President, Division Medical Officer, Global Oncology Division from 2011 to May 2014, and Vice President, Head of Global and U.S. Medical Affairs, Hematology and Transplant from 2008 to 2011. Prior to Sanofi Genzyme, Dr. Peters held medical affairs roles at Onyx Pharmaceuticals, Inc. and Amgen Inc., both pharmaceutical companies, and was a co-founder and Chief Executive Officer of Mednav, Inc., a healthcare information technology company. Dr. Peters has also served on the faculty at Harvard Medical School/Massachusetts General Hospital. Dr. Peters holds an M.D. and a Ph.D. in pharmacology from the Medical University of South Carolina and a B.S. from the College of Charleston. We believe that Dr. Peters is qualified to serve on our board of directors because of his extensive leadership experience in oncology and specialty care, his extensive knowledge of our industry and his medical oncology expertise.

Gary L. Crocker has served as a member of our board of directors since 2004 and as Chairman of the Board since 2005. Mr. Crocker also served as our Interim President and Chief Executive Officer from October 2016 to February 2017. Since 2002, Mr. Crocker has served as President and Managing Director of Crocker Ventures, LLC, a privately-held life science investment firm funding differentiated biotechnology and medical device companies. Mr. Crocker has held senior executive positions or served on the board of directors of several life science companies, including as Chairman of the Board of ARUP Laboratories, co-founder and director of Theratech, Inc. (acquired by Actavis plc) and President, Chief Executive Officer and founder of Research Medical, Inc. (acquired by Baxter International). Mr. Crocker also served on the boards of directors of the publicly traded firms Interleuken Genetics, Inc. and The Med-Design Corporation. Mr. Crocker served as a member of the board of the Federal Reserve Branch of San Francisco from 1999 to 2007, and currently serves as the Chairman of the University of Utah’s Center for Medical Innovation and on the board of the Sorenson Legacy Foundation. Mr. Crocker holds an M.B.A. from Harvard Business School and a B.S. from Harvard College. We believe that Mr. Crocker is qualified to serve on our board of directors due to his experience in the life sciences industry as an entrepreneur, venture capitalist and executive and his service on the boards of directors of a range of public and private companies and government institutions, as well as his ability to provide us with his expertise in diagnostics and therapeutic development.

John M. Dineen has served as a member of our board of directors since June 2015. Mr. Dineen has been an Operating Advisor to Clayton, Dublier & Rice, LLC, a private equity firm, since January 2015. From 1986 to October 2014, Mr. Dineen served in a variety of leadership roles with General Electric Company, or GE, including as Chief Executive Officer of GE Healthcare, Chief

Executive Officer of GE Transportation, President of GE Plastics, General Manager of GE’s Power Equipment business and General Manager of GE’s Appliances, Microwave and Air-Conditioning businesses. Mr. Dineen also currently serves on the board of directors of Cognizant Technology Solutions Corp. Mr. Dineen holds a B.S. from the University of Vermont. We believe that Mr. Dineen is qualified to serve on our board of directors due to his experience in the leadership and management of several businesses, including a large healthcare company.

Vivian S. Lee, M.D., Ph.D. has served as a member of our board of directors since November 2014. Dr. Lee currently serves as a Professor of Radiology at the University of Utah’s School of Medicine. From July 2011 to April 2017, Dr. Lee served as Senior Vice President for Health Sciences at the University of Utah, Dean of the University of Utah’s School of Medicine and Chief Executive Officer of University of Utah Health Care. From 2007 to June 2011, Dr. Lee served as Vice Dean for Science, Senior Vice President and Chief Scientific Officer of New York University Medical Center. Dr. Lee also currently serves on the board of directors of Zions Bancorporation. Dr. Lee is a member of the Institute of Medicine/National Academy of Medicine and is a Fellow and past President of the International Society of Magnetic Resonance in Medicine. Dr. Lee holds a Ph.D. in medical engineering from Oxford University, an M.D. from Harvard Medical School, an M.B.A. from the Stern School of Business at New York University and a B.A. from Harvard-Radcliffe College. We believe that Dr. Lee is qualified to serve on our board of directors due to her knowledge of the healthcare industry, her expertise in medical imaging and her leadership and management experience.

John Mendelsohn, M.D. has served as a member of our board of directors since June 2012. Dr. Mendelsohn has served as the Director of the Khalifa Institute for Personalized Cancer Therapy at The University of Texas MD Anderson Cancer Center since September 2011. Dr. Mendelsohn also served as President of the MD Anderson Cancer Center from 1996 to August 2011. Prior to joining the MD Anderson Cancer Center, Dr. Mendelsohn was founding director of the cancer center at the University of California San Diego and served as Chairman of Medicine at Memorial Sloan-Kettering Cancer Center from 1985 to 1996. Dr. Mendelsohn is recognized for his research on the binding of growth factors to cell surface receptors and how they regulate cell functions, which led to the discovery, development and eventual commercialization of the cancer therapy cetuximab (Erbitux®). Dr. Mendelsohn holds an M.D. from Harvard Medical School and a B.A. from Harvard College. We believe that Dr. Mendelsohn is qualified to serve on our board of directors due to his expertise in cancer research and his experience leading a cancer treatment and research center.

Ulrik B. Nielsen, Ph.D. has served as a member of our board of directors since January 2015 and is one of our co-founders. Dr. Nielsen led our research and drug discovery in various roles from when he joined us in 2002 to January 2015, including as our Senior Vice President and Chief Scientific Officer from March 2009 until January 2015. Dr. Nielsen has served as President and Chief Executive Officer of Torque Inc., a biotechnology company, since January 2015. Dr. Nielsen also served as Chief Executive Officer of Silver Creek Pharmaceuticals, Inc., a majority owned subsidiary of ours, from July 2010 to March 2014. Dr. Nielsen holds a Ph.D. in molecular biology and an M.S. in biochemistry from the University of Copenhagen. We believe that Dr. Nielsen is qualified to serve on our board of directors due to his extensive knowledge of Merrimack, his leadership and management experience at Merrimack and Torque Inc. and his thorough understanding of our business and industry.

Michael E. Porter, Ph.D. has served as a member of our board of directors since December 2010. Dr. Porter was also a strategy advisor to us from 1999 until he joined our board in December 2010. Dr. Porter is the Bishop William Lawrence University Professor at Harvard Business School and has been on the faculty at Harvard Business School since 1973. Dr. Porter also served on the boards of directors of PTC Inc. from 1995 to 2015, The Scotts Miracle-Gro Company from 2013 to 2015 and Thermo Fisher Scientific Inc. from 2001 to 2012. Dr. Porter has written extensively on healthcare delivery and has worked with leading healthcare providers in multiple countries and with government leaders on healthcare policy issues. Dr. Porter holds a Ph.D. in business economics from Harvard University, an M.B.A. from Harvard Business School and a B.S.E. from Princeton University. We believe that Dr. Porter is qualified to serve on our board of directors due to his expertise in corporate strategy, healthcare delivery and the development of companies in the life sciences industry, as well as his experience as an advisor and consultant to many leading companies globally, including a range of healthcare and pharmaceutical companies.

James H. Quigley has served as a member of our board of directors since July 2012. Mr. Quigley also currently serves as Chairman of the Board of Hess Corporation and on the board of directors of Wells Fargo & Company. Mr. Quigley retired as a Senior Partner from Deloitte LLP, a global public accounting firm, in June 2012, where he also served as Chief Executive Officer of Deloitte Touche Tohmatsu, Limited (Deloitte’s global network) from June 2007 to June 2011. Mr. Quigley is also a member of the board of directors of the German Marshall Fund of the United States, a trustee of the International Financial Reporting Standards (IFRS) Foundation and a member of the National Advisory Committee of Brigham Young University. Mr. Quigley holds a B.S. and an honorary Doctorate of Business from Utah State University. We believe that Mr. Quigley is qualified to serve on our board of directors due to his expertise in financial reporting and auditing, his experience as a leader of a global firm and his experience working with the boards of directors of a range of public and private companies as their independent auditor.

Russell T. Ray has served as a member of our board of directors since January 2015. From January 2016 until his retirement in February 2017, Mr. Ray served as Managing Director and Vice Chairman of Healthcare Investment Banking at Stifel Financial Corp., an investment banking firm. From January 2014 to December 2015, Mr. Ray was a Senior Advisor to HLM Venture Partners, a healthcare venture capital firm. Mr. Ray was also a Partner at HLM Venture Partners from 2003 to December 2013. From 1999 to 2003, Mr. Ray was a Managing Director and Global Co-Head of Healthcare Investment Banking at Credit Suisse First Boston. From 1987 to 1999, Mr. Ray was a Managing Director and Global Head of Healthcare Investment Banking at Deutsche Bank and its predecessor entities, BT Alex. Brown and Alex. Brown & Sons. Mr. Ray served on the board of directors of Allergan, Inc. from 2003 to March 2015. Mr. Ray holds an M.B.A. from the Wharton School at the University of Pennsylvania, an M.S. in evolutionary biology from the University of Pennsylvania and B.S. degrees from the United States Military Academy and the University of Washington. We believe that Mr. Ray is qualified to serve on our board of directors due to his knowledge of the healthcare industry, his financial expertise and his management background as an executive in the financial services industry.

Executive Officers

Our executive officers, their current positions and their ages as of May 1, 2017 are set forth below:

Name	Age	Position(s)
Richard Peters, M.D., Ph.D.	54	President, Chief Executive Officer and Director
Yasir B. Al-Wakeel, BM BCh	35	Chief Financial Officer, Head of Corporate Development and Treasurer
Daryl C. Drummond, Ph.D.	47	Head of Research
Jeffrey A. Munsie	40	General Counsel, Head of Corporate Operations and Secretary

In addition to Dr. Peters, whose biography is set forth above, the biographies of our executive officers are as follows:

Yasir B. Al-Wakeel, BM BCh has served as our Chief Financial Officer and Head of Corporate Development since August 2015. Dr. Al-Wakeel previously served in various capacities at Credit Suisse, an investment banking firm, from January 2008 to June 2015. While at Credit Suisse, Dr. Al-Wakeel was most recently a Director of Healthcare Investment Banking focused on biotechnology and, prior to that role, he was an Equity Research Analyst covering the biotechnology and specialty pharmaceuticals sectors. Before joining Credit Suisse, Dr. Al-Wakeel was a practicing physician, holding both clinical and academic medical posts. Dr. Al-Wakeel holds a BM BCh (Doctor of Medicine) from Oxford University, an M.A. in theology from Cambridge University and a B.A. from Cambridge University.

Daryl C. Drummond, Ph.D. has served as our Head of Research since March 2017. Dr. Drummond served as our Vice President of Discovery from July 2014 to March 2017 and our Senior Director of Nanotherapeutics from October 2009 to July 2014. Previously, Dr. Drummond was Director of Liposome Research and Development at Hermes BioSciences, Inc., a biotechnology company that was acquired by Merrimack in October 2009. Prior to joining Hermes BioSciences, Inc. in 2000, Dr. Drummond was a post-doctoral fellow at California Pacific Medical Center, where he focused on lipid-based drug delivery systems. Dr. Drummond is a principal inventor for many of Merrimack’s nanotechnology-based drugs and platform technologies, including ONIVYDE®, which Merrimack sold to Ipsen S.A. in April 2017. Dr. Drummond holds a Ph.D. in biochemistry and a B.S. from Indiana University.

Jeffrey A. Munsie has served as our General Counsel since January 2013, as our Head of Corporate Operations since March 2017 and as our Secretary since August 2011. Mr. Munsie served as our Corporate Counsel from February 2011 to January 2013. Previously, Mr. Munsie was Counsel in the corporate department at Wilmer Cutler Pickering Hale and Dorr LLP, a law firm, where he practiced from 2002 to January 2011. Mr. Munsie holds a J.D. from Harvard Law School and an A.B. from Dartmouth College.

We expect to consider adding executives to our management team in the future, including a chief medical officer. Our executive officers are elected by, and serve at the discretion of, our board of directors.

Board Composition

Our board of directors is currently authorized to have nine members. All of our directors are elected annually for a one year term expiring at the next annual meeting of stockholders. Each director will hold office until his or her successor has been elected and qualified or until his or her earlier death, resignation or removal. Our bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our bylaws also provide that our directors may be removed with or without cause by the affirmative vote of the holders of at least a majority of the votes that all of our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

How Our Board Is Organized

Board Leadership Structure

Our board of directors, upon the recommendation of our corporate governance and nominating committee, has determined that the roles of Chairman of the Board and Chief Executive Officer should be separated at the current time. Accordingly, our board has appointed Mr. Crocker, an independent director within the meaning of NASDAQ Marketplace Rules, as the Chairman of the Board.

Mr. Crocker’s duties as Chairman of the Board include the following:

•	chairing meetings of our board and of the independent directors in executive session;

•	meeting with any director who is not adequately performing his or her duties as a member of our board or any committee;

•	facilitating communications between other members of our board and the Chief Executive Officer;

•	determining the frequency and length of board meetings and recommending when special meetings of our board should be held;

•	preparing or approving the agenda for each board meeting; and

•	reviewing and, if appropriate, recommending action to be taken with respect to written communications from stockholders submitted to our board.

Our board of directors decided to separate the roles of Chairman of the Board and Chief Executive Officer because it believes that a bifurcated leadership structure offers the following benefits:

•	increasing the independent oversight of Merrimack and enhancing our board’s objective evaluation of the Chief Executive Officer;

•	freeing the Chief Executive Officer to focus on company operations instead of board administration;

•	providing the Chief Executive Officer with an experienced sounding board;

•	providing greater opportunities for communication between stockholders and our board;

•	enhancing the independent and objective assessment of risk by our board; and

•	providing an independent spokesman for Merrimack.

Notwithstanding the above, Mr. Crocker did continue to serve as Chairman of the Board while he served as Interim President and Chief Executive Officer from October 2016 to February 2017.

Audit Committee

Our board of directors has established an audit committee which operates under a charter that has been approved by our board. A copy of the audit committee charter is posted on the Investors section of our website, which is located at investors.merrimack.com.

The members of our audit committee are Mr. Crocker, Mr. Quigley and Mr. Ray. Mr. Quigley chairs the audit committee. Our audit committee’s responsibilities include:

•	appointing, approving the compensation of and assessing the independence of our registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports and other communications from such firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	overseeing our internal audit function;

•	overseeing our risk assessment and risk management policies;

•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;

•	meeting independently with our internal auditing staff, independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by SEC rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Our board of directors has determined that Mr. Quigley is an “audit committee financial expert” as defined in applicable SEC rules. We believe that the composition of our audit committee meets the requirements for independence under the current NASDAQ Marketplace Rules and SEC rules and regulations.

The audit committee met nine times during 2016.

Board Meetings and Attendance

Our board of directors met 24 times during 2016. During 2016, each director attended at least 75% of the aggregate of the number of board meetings and the number of meetings held by all committees of our board on which he or she then served.

Our directors are expected to attend our annual meetings of stockholders. Seven of our nine directors then serving attended our 2016 Annual Meeting of Stockholders.

Board Processes

Oversight of Risk

Our board oversees our risk management processes directly and through its committees. Our management is responsible for risk management on a day-to-day basis. The role of our board and its committees is to oversee the risk management activities of management. They fulfill this duty by discussing with management the policies and practices utilized by management in assessing and managing risks and providing input on those policies and practices. In general, our board oversees risk management activities relating to business strategy, acquisitions, capital allocation, organizational structure and certain operational risks; our audit committee oversees risk management activities related to financial controls and legal and compliance risks; our corporate governance and nominating committee oversees risk management activities relating to board composition; and our organization and compensation committee oversees risk management activities relating to our compensation policies and practices and management succession planning. Each committee reports to the full board on a regular basis, including reports with respect to the committee’s risk oversight activities as appropriate. In addition, since risk issues often overlap, committees from time to time request that that the full board discuss particular risks.

Director Nomination Process

The process followed by our corporate governance and nominating committee to identify and evaluate director candidates may include requests to board members and others for recommendations, evaluation of the performance on our board and its committees of any existing directors being considered for nomination, consideration of biographical information and background material relating to potential candidates and, particularly in the case of potential candidates who are not then serving on our board, interviews of selected candidates by members of the committee and our board.

In considering whether to recommend any particular candidate for inclusion in our board’s slate of recommended director nominees, our corporate governance and nominating committee applies the criteria set forth in our corporate governance guidelines. Consistent with these criteria, our corporate governance and nominating committee expects every nominee to have the following attributes or characteristics, among others: integrity, honesty, adherence to high ethical standards, business acumen, good judgment and a commitment to understand our business and industry.

All of the director nominees are currently members of our board of directors. The nominee biographies under “—Board of Directors—Members of Our Board of Directors” indicate the experience, qualifications, attributes and skills of each of our current directors that led our corporate governance and nominating committee and our board to conclude he or she should continue to serve as a director of Merrimack. Our corporate governance and nominating committee and our board believe that each of the nominees has the individual attributes and characteristics required of our directors, and that the nominees as a group possess the skill sets and specific experience desired of our board as a whole.

Our corporate governance and nominating committee considers the value of diversity when selecting nominees, and believes that our board, taken as a whole, should embody a diverse set of skills, experiences and backgrounds. The committee does not make any particular weighting of diversity or any other characteristic in evaluating nominees and directors.

Stockholders may recommend individuals for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials, and information with respect to the stockholder or group of stockholders making the recommendation, including the number of shares of common stock owned by such stockholder or group of stockholders, to our Corporate Secretary at Merrimack Pharmaceuticals, Inc., One Kendall Square, Suite B7201, Cambridge, Massachusetts 02139, Attention: Corporate Secretary. The specific requirements for the information that is required to be provided for such recommendations to be considered are specified in our bylaws. Assuming that appropriate biographical and background material has been provided on a timely basis, the corporate governance and nominating committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Communications with Stockholders

Our management will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Stockholders may communicate with our management by writing to our Corporate Secretary at Merrimack Pharmaceuticals, Inc., One Kendall Square, Suite B7201, Cambridge, Massachusetts 02139, Attention: Corporate Secretary, or by calling (617) 441-1000. Additional information about contacting Merrimack is available on the Investors section of our website, which is located at investors.merrimack.com.

In addition, stockholders who wish to communicate with our entire board may do so by writing to Gary L. Crocker, Chairman of the Board, Merrimack Pharmaceuticals, Inc., One Kendall Square, Suite B7201, Cambridge, Massachusetts 02139. Communications will be forwarded to other directors if they relate to substantive matters that the Chairman of the Board, in consultation with our General Counsel, considers appropriate for attention by the other directors. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances or matters as to which we tend to receive repetitive or duplicative communications.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of Merrimack and our stockholders. The guidelines provide that:

•	our board’s principal responsibility is to oversee the management of Merrimack;

•	a majority of the members of our board must be independent directors;

•	the independent directors meet in executive session at least twice a year;

•	directors have full and free access to management and, as necessary, independent advisors;

•	new directors participate in an orientation program and all directors are expected to participate in continuing director education on an ongoing basis; and

•	our board will conduct an annual self-evaluation to determine whether it and its committees are functioning effectively.

A copy of the corporate governance guidelines is posted under the heading “Corporate Governance” on the Investors section of our website, which is located at investors.merrimack.com.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors, executive officers and holders of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of our records and representations made by the persons required to file these reports, we believe that, during the year ended December 31, 2016, our directors, executive officers and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them.

Code of Business Conduct and Ethics

Our board of directors has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is posted on the Investors section of our website, which is located at investors.merrimack.com. In addition, we intend to post on our website all disclosures that are required by law or the NASDAQ Marketplace Rules concerning any amendments to, or waivers from, any provision of our code of business conduct and ethics.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers for 2016. Our “named executive officers” for 2016 are Robert J. Mulroy, our former President and Chief Executive Officer, Gary L. Crocker, our Chairman of the Board and former Interim President and Chief Executive Officer, Yasir B. Al-Wakeel, our Chief Financial Officer and Head of Corporate Development, and our three other most highly compensated executive officers, Peter N. Laivins, our former Head of Development, William M. McClements, our former Head of Corporate Operations, and Edward J. Stewart, our former Head of Commercial. In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.

Our organization and compensation committee oversees our policies governing the compensation of our executive officers. In this role, the organization and compensation committee reviews and approves all compensation decisions relating to our named executive officers. Our organization and compensation committee consists of three members of our board of directors, all of whom have extensive experience in our industry and each of whom is an independent director. Our organization and compensation committee uses its judgment and experience and has historically considered the recommendations of our President and Chief Executive Officer when determining the amount and appropriate mix of compensation for each of our executive officers. Specifically, our President and Chief Executive Officer provides input and recommendations, via an annual review of executive performance and otherwise, regarding salary adjustments, the corporate and individual goals used to determine annual performance-based cash bonuses and appropriate equity incentive compensation levels. Historically, our President and Chief Executive Officer has provided input to the organization and compensation committee on his own compensation, but has not had any control over setting the amount or mix of his compensation and is not present when the organization and compensation committee discusses and determines his compensation.

The organization and compensation committee periodically evaluates the need for revisions to our executive compensation program to ensure our program is competitive with the companies with which we compete for executive talent.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the organization and compensation committee with respect to executive compensation are to:

•	attract, retain and motivate experienced and talented executives;

•	ensure executive compensation is aligned with our corporate strategies, research and development programs and business goals;

•	recognize the individual contributions of executives, but foster a shared commitment among executives by aligning their individual goals with our corporate goals;

•	promote the achievement of key strategic, development and operational performance measures by linking compensation to the achievement of measurable corporate and individual performance goals; and

•	align the interests of our executives with our stockholders by rewarding performance that leads to the creation of stockholder value.

To achieve these objectives, the organization and compensation committee evaluates our executive compensation program with the goal of setting compensation at levels that are justifiable based on each executive’s level of experience, performance and responsibility and that the committee believes are competitive with those of other companies in our industry and our region that compete with us for executive talent. In addition, our executive compensation program ties a portion of each executive’s overall compensation to the achievement of key corporate and individual goals. We provide a portion of our executive compensation in the form of stock options that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing them to participate in the longer term success of Merrimack as reflected in the appreciation of our stock price.

Consideration of 2016 Advisory Vote on Executive Compensation

At our 2016 Annual Meeting of Stockholders, we held an advisory vote on our 2015 executive compensation program, and 95% of the votes cast on the matter were voted in support of the program. The organization and compensation committee considered the results of this advisory vote, together with the other factors and data discussed in this Amendment, in determining executive compensation decisions and policies and believes that the result affirms stockholders’ support of our approach to and structure of executive compensation. The organization and compensation committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for our named executive officers.

Use of Compensation Consultants and Market Benchmarking

In designing our executive compensation program, our organization and compensation committee considers publicly available compensation data for national and regional companies in the biotechnology/pharmaceutical industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Historically, our organization and compensation committee has also retained the services of Mercer, LLC, or Mercer, an independent compensation consultant, to provide it with additional comparative data on executive compensation practices in our industry and to advise it on our executive compensation program generally. Although the organization and compensation committee considers Mercer’s advice and recommendations about our executive compensation program, the organization and compensation committee ultimately makes its own decisions about these matters. None of the organization and compensation committee members and none of our executive officers or directors have any relationship with Mercer or the individual consultants employed by Mercer. Mercer has not provided any other services to Merrimack other than compensation consulting services to the organization and compensation committee. The organization and compensation committee has determined that no conflicts of interest exist between Merrimack and Mercer.

In December 2015, Mercer provided our organization and compensation committee with comparative data showing where our total compensation and each element of our compensation ranked among (1) both public and private companies in the biotechnology/pharmaceutical industry generally, according to compensation data from the 2015 Radford Global Life Sciences Survey, and (2) a peer group of publicly traded companies in the biotechnology/pharmaceutical industry at a stage of development, market capitalization or size comparable to ours at the time with which the organization and compensation committee believed we competed against for executive talent, according to publicly available compensation data for years prior to 2015. The companies included in that peer group were Aegerion Pharmaceuticals, Inc., AMAG Pharmaceuticals, Inc., Arena Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc., Array BioPharma Inc., Clovis Oncology, Inc., Exelexis, Inc., FibroGen, Inc., Halozyme Therapeutics, Inc., ImmunoGen, Inc., Infinity Pharmaceuticals, Inc., Ironwood Pharmaceuticals, Inc., Momenta Pharmaceuticals, Inc., Raptor Pharmaceuticals Corp. and Spectrum Pharmaceuticals, Inc.

This peer group is subject to change, and we expect that our organization and compensation committee will continue to periodically review and update the list. The changes made to our peer group in late 2015, which had been last updated in early 2014, consist of:

•	the removal of Idenix Pharmaceuticals, Inc., InterMune, Inc., NPS Pharmaceuticals, Inc. and Targacept, Inc., which had been acquired since 2014;

•	the removal of Achillion Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Neurocrine Biosciences, Inc. and Puma Biotechnology, Inc., which our organization and compensation committee deemed not to be comparable because they had no or minimal revenue;

•	the removal of ArQule, Inc., BioCryst Pharmaceuticals, Inc., Rigel Pharmaceuticals, Inc., Sarepta Therapeutics, Inc. and XOMA Corporation, which our organization and compensation committee deemed to have revenue and a market capitalization too small compared to ours at the time;

•	the removal of Vanda Pharmaceuticals Inc., which our organization and compensation committee deemed to have a market capitalization too small compared to ours at the time; and

•	the addition of Aegerion Pharmaceuticals, Inc., AMAG Pharmaceuticals, Inc., FibroGen, Inc., Halozyme Therapeutics, Inc., Momenta Pharmaceuticals, Inc., Raptor Pharmaceuticals Corp. and Spectrum Pharmaceuticals, Inc., which our organization and compensation committee deemed to have revenue, market capitalizations or business orientations similar to ours.

Our peer group is used for purposes of gathering data to compare against our existing executive compensation practices and for guiding future compensation decisions. Our compensation consultant also makes suggestions for changes to our executive compensation practices based on the data they provide to us as well as compensation trends in our industry. However, although the organization and compensation committee may consider peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, to date, it has not made and does not intend to make adjustments to overall executive compensation or any element thereof solely or primarily either to target a specified threshold level of compensation or market benchmark within the peer group, our larger industry or some other group of comparable companies or to act on the recommendations of our compensation consultant.

Annual Compensation Review Process

After the end of each calendar year, we evaluate each executive’s performance for the completed year. Our President and Chief Executive Officer, with respect to each executive other than himself, prepares a written evaluation based on his evaluation of the executive and input from others within Merrimack. Our President and Chief Executive Officer also prepares his own self-assessment. This process leads to a recommendation by our President and Chief Executive Officer to the organization and compensation committee with respect to each executive officer, including himself, as to:

•	the achievement of stated corporate and individual performance goals;

•	the level of contributions made to the general management and guidance of Merrimack;

•	the need for salary increases;

•	the amount of bonuses to be paid; and

•	whether or not stock option awards should be made.

These recommendations are reviewed by the organization and compensation committee and are taken into account when it makes a final determination on all such matters.

Components of Our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;

•	annual performance-based cash bonuses;

•	equity incentive awards;

•	benefits and other compensation; and

•	severance and change in control benefits.

We do not have a formal or informal policy for allocating between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, our organization and compensation committee, after reviewing information provided by our compensation consultant and other relevant data, determines subjectively what it believes to be the appropriate level and mix of the various compensation components. We generally strive to provide our named executive officers with a balance of short-term and long-term incentives to encourage consistently strong performance. Ultimately, the objective in allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for Merrimack and our stockholders. Therefore, we provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to incent and reward superior performance based on specific annual goals. To further focus our executives on longer-term performance and the creation of stockholder value, we rely upon equity-based awards that vest over a meaningful period of time. In addition, we provide our executives with benefits that are generally available to our salaried employees and severance benefits to incentivize them to continue to strive to achieve stockholder value in connection with change in control situations.

Base salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities of our employees, including our executive officers. Base salaries for our named executive officers typically are established through arm’s length negotiation at the time the executive is hired, taking into account the position for which the executive is being considered and the executive’s qualifications, prior experience and prior salary. None of our executive officers is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. However, on an annual basis, our organization and compensation committee reviews and evaluates, with input from our President and Chief Executive Officer, the need for adjustment of the base salaries of our executives based on changes and expected changes in the scope of an executive’s responsibilities, including promotions, the individual contributions made by and performance of the executive during the prior fiscal year, the executive’s performance over a period of years, overall labor market conditions, the relative ease or difficulty of replacing the executive with a well-qualified person, our overall growth and development as a company and general salary trends in our industry and among our peer group and where the executive’s salary falls in the salary range presented by that data. In making decisions regarding salary increases, we may also draw upon the experience of members of our board of directors with other companies. No formulaic base salary increases are provided to our named executive officers, and we do not target the base salaries of our named executive officers at a specified compensation level within our peer group or other market benchmark.

The following table sets forth the annual base salary for 2015 and 2016 for our named executive officers:

Name	2015 Base Salary ($)(1)	2016 Base Salary ($)(2)
Robert J. Mulroy (3)	570,180	598,689
Former President and Chief Executive Officer
Gary L. Crocker (4)	—	260,000
Chairman of the Board and Former Interim President and Chief Executive Officer
Yasir B. Al-Wakeel (5)	370,000	370,000
Chief Financial Officer and Head of Corporate Development
Peter N. Laivins (6)	314,815	333,704
Former Head of Development
William M. McClements (6)	371,382	386,237
Former Head of Corporate Operations
Edward J. Stewart (6)	339,888	360,281
Former Head of Commercial

(1)	Amounts for Mr. Mulroy, Mr. Laivins, Mr. McClements and Mr. Stewart reflect adjustments made by our organization and compensation committee effective April 1, 2015.
(2)	Amounts for Mr. Mulroy, Mr. Laivins, Mr. McClements and Mr. Stewart reflect adjustments made by our organization and compensation committee effective April 1, 2016.
(3)	Mr. Mulroy resigned from Merrimack in October 2016.
(4)	Mr. Crocker served as Merrimack’s Interim President and Chief Executive Officer from October 2016 to February 2017.
(5)	Dr. Al-Wakeel joined Merrimack in August 2015.
(6)	Mr. Laivins, Mr. McClements and Mr. Stewart resigned from Merrimack in April 2017.

For 2016, the organization and compensation committee generally determined to adjust the base salaries of each of our named executive officers, other than Dr. Al-Wakeel who had joined Merrimack in August 2015, based on their overall performance in 2015 and their increased level of experience, and to ensure that their salaries remained competitive with those of similarly situated executives in our peer group.

More specifically, our organization and compensation committee increased Mr. Mulroy’s base salary by 5% for 2016. Although Mr. Mulroy’s overall performance did not fully meet expectations in 2015 because he did not achieve some of his individual objectives, our organization and compensation committee provided this increase to bring his salary closer to the median of similarly situated executives in our peer group. In addition, based on the recommendation of Mr. Mulroy, our organization and compensation committee increased the base salaries for each of Mr. Laivins and Mr. Stewart by 6% for 2016 as a result of their overall performance having exceeded expectations in 2015, and increased the base salary of Mr. McClements by 4% for 2016 as a result of his overall performance having met expectations in 2015.

In addition, our board of directors approved an annual base salary of $260,000 for Mr. Crocker while he served as our Interim President and Chief Executive Officer.

Please refer to “—Employment Agreements” for a listing of the base salaries of each of our named executive officers for 2017.

Annual performance-based cash bonuses

We have designed our annual performance-based cash bonus program to emphasize pay-for-performance and to reward our named executive officers for (1) the achievement of specified annual corporate objectives, (2) the achievement of specified annual individual performance objectives and (3) the support of the overall management of Merrimack and the creation of long-term value for Merrimack’s stockholders, which we refer to as the general management contribution. Each executive officer is eligible to receive an annual performance-based cash bonus, which we refer to as an annual cash bonus, in an amount up to a fixed percentage of his base salary, or bonus percentage.

For our President and Chief Executive Officer, our organization and compensation committee weighs each of the three foregoing elements equally when determining the percentage of the annual cash bonus that he will receive. Achievement of each of the corporate and individual objectives is measured on a successful/unsuccessful basis, and proportionate achievement of a particular objective is not taken into account.

For our other named executive officers, our organization and compensation committee looks at the three foregoing elements as a whole when determining the annual cash bonus. If the organization and compensation committee determines that the named executive officer has substantially satisfied the three elements as a whole, then the named executive officer will receive his full annual cash bonus. On the other hand, if the organization and compensation committee determines that the named executive officer has not substantially satisfied the elements as a whole, then the named executive officer will not receive an annual cash bonus.

The annual corporate objectives component of the annual cash bonus focuses on the achievement of specific research, clinical, regulatory, commercial, operational and financial milestones, with a focus on the advancement of our product candidates in preclinical and clinical development, the commercialization of our products, the pursuit of various internal initiatives and ensuring the adequate funding of Merrimack. The corporate objectives are proposed by senior management each year in our annual operating plan that is reviewed and approved by our board of directors, with such modifications as our board deems appropriate.

The annual individual performance objectives component of the annual cash bonus focuses on contributions made by each individual executive officer within their respective areas of responsibility that facilitate the achievement of our corporate objectives. Each executive officer, including our President and Chief Executive Officer, proposes his own annual individual objectives at the start of each fiscal year, which are then reviewed and approved by the organization and compensation committee, with such modifications as the committee deems appropriate.

Our organization and compensation committee has the authority to shift both corporate and individual goals to subsequent fiscal years and eliminate them from the current year’s bonus calculation if it determines that circumstances that were beyond the control of the executive were the primary cause of a goal being unattainable. The corporate and individual objectives established by our board of directors and the organization and compensation committee are designed to require significant effort and operational success on the part of our executives and Merrimack, but also to be achievable with hard work and dedication.

The general management contribution of each executive officer, including our President and Chief Executive Officer, is evaluated retrospectively by our President and Chief Executive Officer, who reports his findings to the organization and compensation committee. Historically, each executive officer has been evaluated on his contributions to the following areas:

•	the improvement of processes and efficiency;

•	the development of human and scientific capacity; and

•	the development and management of stakeholders, including partners, collaborators, investigators, stockholders and licensees.

Each executive officer’s contributions are evaluated on a scale of 0 to 3, with 0 meaning that the executive officer made no contribution, 1 meaning that the executive officer’s contributions were below expectations, 2 meaning that the executive officer’s contributions met expectations and 3 meaning that the executive officer’s contributions exceeded expectations. The executive officer’s scores in each of the categories for the particular year are totaled and the ratio of the executive officer’s score to the maximum number of points that the executive officer could have earned across all categories is used to determine what portion of this element of the annual cash bonus that the executive officer will earn. The organization and compensation committee reviews and has the authority to approve the evaluation prepared by our President and Chief Executive Officer or to adjust it in a manner that it sees fit. While this element of the annual cash bonus is inherently subjective in nature, we believe that it is important to recognize the contributions made by our executive officers that do not appear in the operating plan, via objective individual goals or on our financial statements. These contributions may have an impact beyond the current fiscal year, and we believe that giving a partial weighting in the annual cash bonus calculation to these intangible contributions made by an executive officer is appropriate in light of our long-term goal of developing a motivated workforce and creating stockholder value.

The bonus percentages for each executive officer are set by the organization and compensation committee. These bonus percentages are derived from peer group data that is adjusted to match the level of qualification and experience of the executive officer, but are guided by our overarching “team-based” philosophy. Our organization and compensation committee believes that our executive officers should function as a team and that one way to foster a collaborative, team-based environment is to provide for each executive officer to have a similar bonus percentage.

Our organization and compensation committee has authority, in its sole discretion, to adjust the bonus percentage each year in connection with its review of the executive officer’s performance and to allow an executive officer to receive a bonus payment in excess of his annual cash bonus for exceptional performance. In addition, our organization and compensation committee reviews the assessment of each executive officer’s performance conducted by the organization and compensation committee with respect to the annual cash bonus and retains the authority, in its sole discretion, to modify the amount of the annual cash bonus above or below the amount recommended by the organization and compensation committee.

2016 bonuses

Mr. Mulroy was not eligible to receive an annual cash bonus for 2016 because he resigned in October 2016. However, in connection with the Separation and Release of Claims Agreement that we entered into with him, we paid Mr. Mulroy a pro-rated bonus of $154,271 for 2016. See “—Potential Payments Upon Termination or Change in Control” for a discussion of such agreement.

Mr. Crocker was not eligible for an annual cash bonus for 2016 for his service as our Interim President and Chief Executive Officer.

We also entered into Separation and Release of Claims Agreements with each of Mr. Laivins, Mr. McClements and Mr. Stewart in connection with their resignations in April 2017. Pursuant to such agreements, we agreed to pay each of them their target cash bonus for 2016 as follows: Mr. Laivins, $116,796; Mr. McClements, $135,183; and Mr. Stewart, $126,098. See “—Potential Payments Upon Termination or Change in Control” for a discussion of such agreements.

Dr. Al-Wakeel was eligible to receive an annual cash bonus for 2016 of up to 35% of his 2016 base salary.

For 2016, the annual corporate objectives were as follows:

•	launching ONIVYDE successfully in the United States and executing on expansion indications;

•	executing on late-stage development programs through enrollment and commercial manufacturing progress to set up next-stage registration opportunities;

•	executing on developing next generation integrated medicine combinations guided by diagnostics; and

•	continuing to strengthen our balance sheet, advance our corporate development opportunities and build our long-term investor base.

Our organization and compensation committee considered all of the information available to it at the time and determined that Dr. Al-Wakeel had substantially satisfied the element related to the achievement of the annual corporate objectives.

Dr. Al-Wakeel’s individual objectives for 2016 related to advancing our business development relationships to enable collaboration opportunities, continuing to develop Merrimack’s long-term financial strategy to ensure adequate capitalization, building and strengthening Merrimack’s investor position, complying with all of our obligations as a public company and preparing our 2017 operating plan. Our organization and compensation committee determined that Dr. Al-Wakeel achieved each of his individual objectives and had substantially satisfied the element related to the achievement of annual individual objectives.

Our organization and compensation committee also assessed the general management contribution of Dr. Al-Wakeel and determined that his contributions met or exceeded expectations for 2016 and that he had substantially satisfied the element related to the general management contribution.

As a result, the organization and compensation committee determined that Dr. Al-Wakeel had substantially satisfied all three elements as a whole and should receive his full annual cash bonus of $129,500. The following table sets forth Dr. Al-Wakeel’s annual cash bonus eligibility (both as a percentage of 2016 base salary and in actual dollars), the total cash bonus paid and the total cash bonus paid as a percentage of salary.

Name	2016 Base Salary ($)	Bonus Percentage Range	Target Cash Bonus ($)	2016 Actual Cash Bonus ($)	Actual Cash Bonus as Percentage of Salary
Yasir B. Al-Wakeel	370,000	0-35%	129,500	129,500	35%

Equity incentive awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not currently have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. Because our executives profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe that stock options provide meaningful incentives to our executives to achieve increases in the value of our stock over time. In addition, the vesting feature of our equity grants contributes to executive retention by providing an incentive to our executives to remain employed by us during the vesting period. During 2016, all stock options were granted pursuant to our 2011 Stock Incentive Plan. Under our 2011 Stock Incentive Plan, our employees and executive officers are eligible to receive grants of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based equity awards at the discretion of our organization and compensation committee.

We use stock options to compensate our named executive officers both in the form of initial grants in connection with the commencement of employment and generally on an annual basis thereafter. Our organization and compensation committee may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or for other circumstances recommended by management. Typically, the stock options we grant to our executive officers vest quarterly over a three year period. Vesting and exercise rights cease shortly after termination of employment, except in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

The exercise price of all stock options granted since the closing of our initial public offering is equal to the fair market value of shares of our common stock on the date of grant, which generally is determined by reference to the closing market price of our common stock on the date of grant. It is our intention to grant equity awards annually.

In determining the size of the annual stock option grants to our named executive officers, our organization and compensation committee considers recommendations developed by our compensation consultant, including information regarding comparative stock ownership of and equity grants received by the executives in our peer group and our industry. In addition, our organization and compensation committee considers our corporate performance, the potential for enhancing the creation of value for our stockholders, the amount of equity previously awarded to the executives and the vesting of such awards.

2016 grants

In February 2016, as part of our annual grant process, our organization and compensation committee granted options to purchase shares of our common stock to our named executive officers, as set forth in the table below. Each of these options vests quarterly over a three year period and has an exercise price of $5.42, the closing market price of our common stock on the date of grant.

Name	Number of Shares Underlying Stock Option Grant
Robert J. Mulroy	250,000
Yasir B. Al-Wakeel	105,000
Peter N. Laivins	150,000
William M. McClements	125,000
Edward J. Stewart	150,000

In granting the annual options, our organization and compensation committee considered, among other things, the value of annual grants as a percentage of base salary received by executives in our peer group and our industry, or the peer analysis. Based on the recommendation of our President and Chief Executive Officer, our organization and compensation committee determined that it would be appropriate to target these options at slightly above the 50th percentile of the peer analysis for named executive officers that met expectations during 2015 given Merrimack’s success in becoming a commercial company. Our organization and compensation committee determined that Mr. Mulroy did not fully meet expectations during 2015 and therefore granted him an option at less than the 50th percentile. Our organization and compensation committee decided to grant Dr. Al-Wakeel an option at the 50th percentile considering that he joined Merrimack in August 2015 and had also received a grant at that time. In addition, our organization and compensation committee determined that Mr. McClements met expectations during 2015 and that Mr. Laivins and Mr. Stewart exceeded expectations during 2015.

Mr. Crocker did not receive an option grant during 2016 for his service as Interim President and Chief Executive Officer. Please refer to “Director Compensation” below for information regarding the option grant that Mr. Crocker received as a member of our board of directors.

Benefits and other compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We maintain broad-based benefits that are provided to all employees, including medical insurance, dental insurance, vision insurance, group life insurance, accidental death and dismemberment insurance, long and short term disability insurance, medical and dependent care flexible spending accounts, work welfare stipends and matching contributions in our 401(k) plan. All of our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Under our 401(k) plan, we are permitted to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. Currently, we generally match 50% of employee contributions up to a maximum contribution by us of 3% of the employee’s deferrable income, subject to employer match limitations by the Internal Revenue Service. The match vests at 25% per year over four years. We also provide each employee, including our executive officers, with an annual $1,250 work welfare stipend that can be used to pay for services such as personal professional development, public transportation passes, gym memberships and medical insurance co-pays. In addition, we subsidize $15 per month of the membership fee to the gym in our office complex for all employees, including our executive officers. Our executive officers are also entitled to supplemental long-term disability insurance coverage that is not available to our other employees. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our executive officers. The organization and compensation committee in its discretion may revise, amend or add to the executive officer’s benefits and perquisites if it deems it advisable.

In particular circumstances, we sometimes award cash signing bonuses when executive officers first join us. Such cash signing bonuses typically must be repaid in full, minus any applicable taxes and withholding that the executive was required to pay with respect to such amount, if the executive officer voluntarily terminates employment with us prior to the first anniversary of the date of hire. Whether a signing bonus is paid and the amount of the bonus is determined on a case-by-case basis under the specific hiring circumstances. For example, we will consider paying signing bonuses to compensate for amounts forfeited by an executive upon terminating prior employment, to assist with relocation expenses or to create additional incentive for an executive to join Merrimack in a position where there is high market demand.

Severance and change in control benefits

Pursuant to employment agreements we have entered into with our executive officers, our executive officers are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of Merrimack. Please refer to “—Employment Agreements” for a more detailed discussion of these benefits. We have provided estimates of the value of the severance payments and other benefits that would have been made or provided to executive officers under various termination circumstances under the caption “—Potential Payments Upon Termination or Change in Control” below.

We believe that providing these benefits helps us compete for executive talent. After reviewing the practices of companies represented in our peer group, we believe that our severance and change in control benefits are generally in line with severance packages offered to executives of the companies in our peer group.

We have structured our change in control benefits as “double trigger” benefits. In other words, the change in control does not itself trigger benefits. Rather, benefits are paid only if the employment of the executive officer is terminated during a specified period after the change in control. We believe that a “double trigger” benefit maximizes stockholder value because it prevents an unintended windfall to executive officers in the event of a friendly change in control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their jobs.

Risk Considerations in Our Compensation Program

Our organization and compensation committee has reviewed and evaluated the philosophy and standards on which our compensation plans have been developed and implemented across Merrimack. It is our belief that our compensation programs do not encourage inappropriate actions or risk taking by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on Merrimack. In addition, we do not believe that the mix and design of the components of our executive compensation program encourage management to assume excessive risks. We believe that our current business process and planning cycle fosters the behaviors and controls that would mitigate the potential for adverse risk caused by the action of our executives, including the following:

•	annual establishment of corporate and individual objectives for our performance-based cash bonus programs for our executive officers that are consistent with our annual operating and strategic plans, that are designed to achieve the proper risk/reward balance, and that should not require excessive risk taking to achieve;

•	the mix between fixed and variable, annual and long-term and cash and equity compensation are designed to encourage strategies and actions that balance our short-term and long-term best interests; and

•	stock option awards vest over a period of time, which we believe encourages executives to take a long-term view of our business.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1.0 million paid to each of our Chief Executive Officer and our three other most highly paid executive officers (other than our Chief Financial Officer). Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We intend to periodically review the potential consequences of Section 162(m), and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation will remain tax deductible to us. However, the organization and compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent and are in the best interests of our stockholders.

We account for equity compensation paid to our employees in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718, which requires us to measure and recognize compensation expense in our financial statements for all stock-based payments based on an estimate of their fair value over the service period of the award. We record cash compensation as an expense at the time the obligation is accrued.

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by or paid to our named executive officers during 2014, 2015 and 2016.

		Salary	Bonus		Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Name and Principal Position	Year	($)	($)		($)(1)		($)(2)	($)(3)		($)
Robert J. Mulroy (4)	2016	443,980	154,271	(5)	811,850		—	58,836	(6)	1,468,937
Former President and Chief Executive Officer	2015	560,320	—		1,376,775		176,756	14,451		2,128,302
	2014	527,343	—		939,060		245,310	17,446		1,729,159
Gary L. Crocker (7)	2016	63,368			175,928	(8)	—	70,633	(9)	309,929
Chairman of the Board and former Interim
President and Chief Executive Officer
Yasir B. Al-Wakeel (10)	2016	369,096			340,977		129,500	8,636		848,209
Chief Financial Officer and Head of Corporate Development	2015	145,002	100,000	(11)	1,820,880		129,500	90,017		2,285,399
Peter N. Laivins (12)	2016	328,106	—		487,110		116,796	15,610		947,622
Former Head of Development	2015	304,645	—		826,065		110,185	15,473		1,256,368
	2014	273,201	—		519,755		95,575	9,050		897,581
William M. McClements	2016	381,422	—		405,925		135,183	15,764		938,294
Former Head of Corporate Operations	2015	366,885	—		495,639		129,984	15,353		1,007,861
	2014	351,658	—		391,275		123,794	15,117		881,844
Edward J. Stewart	2016	354,228	—		487,110		126,098	13,233		980,669
Former Head of Commercial	2015	333,965	—		495,639		118,961	13,444		962,009
	2014	314,353	—		391,275		110,661	13,358		829,647

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none). The assumptions that we used to calculate these amounts are discussed in Note 16 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.
(2)	The amounts in the “Non-Equity Incentive Plan Compensation” column represent awards to our named executive officers under our annual cash bonus program.
(3)	The amounts in the “All Other Compensation” column represent the value of perquisites and other personal benefits, which are further detailed below for 2016.

Name	401(k) Match ($)	Group Life and Disability Insurance Premium ($)	Stipend ($)(a)	Total ($)
Robert J. Mulroy	3,948	8,835	—	12,783
Gary L. Crocker	—	—	—	—
Yasir B. Al-Wakeel	6,832	554	1,250	8,636
Peter N. Laivins	6,781	7,578	1,250	15,610
William M. McClements	6,902	7,613	1,250	15,764
Edward J. Stewart	5,405	6,478	1,250	13,233

(a)	Represents the value of the work welfare stipend provided to the named executive officer, as described in “—Compensation Discussion and Analysis—Components of Our Executive Compensation Program—Benefits and other compensation.”

(4)	Mr. Mulroy resigned as our President and Chief Executive Officer on October 3, 2016. Prior to his resignation, Mr. Mulroy was a member of our board of directors, but did not receive any additional compensation in such capacity.
(5)	Reflects the pro-rated bonus for 2016 paid to Mr. Mulroy in connection with his Separation and Release of Claims Agreement.
(6)	In addition to the amounts noted in Footnote 3, this amount reflects the $46,053 of severance payments that Mr. Mulroy received in 2016 as salary continuation under his Separation and Release of Claims Agreement.
(7)	Mr. Crocker, our Chairman of the Board, also served as our Interim President and Chief Executive Officer from October 3, 2016 to February 6, 2017.
(8)	Reflects the aggregate grant date fair value of an option award granted to Mr. Crocker for his service on our board of directors prior to becoming our Interim President and Chief Executive Officer in October 2016.
(9)	Represents the fees earned or paid to Mr. Crocker for his service on our board of directors prior to becoming our Interim President and Chief Executive Officer in October 2016.
(10)	Dr. Al-Wakeel joined Merrimack in August 2015.
(11)	Reflects a signing bonus paid to Dr. Al-Wakeel upon joining Merrimack.
(12)	Mr. Laivins became an executive officer in May 2014. Mr. Laivins served as our Vice President of Clinical Development prior to May 2014.

2016 Grants of Plan-Based Awards Table

The following table sets forth information regarding grants of plan-based awards to our named executive officers during 2016. All equity awards were issued under our 2011 Stock Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)(1)		Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/share)(2)	Grant Date Fair Value of Option Awards ($)(3)
Robert J. Mulroy	2/8/2016	—	—		—	250,000		5.42	811,850
	2/8/2016	—	299,345	(4)	—	—		—	—
Gary L. Crocker (5)	6/14/2016	—	—		—	49,500	(6)	6.22	175,928
Yasir B. Al-Wakeel	2/8/2016	—	—		—	105,000		5.42	340,977
	2/8/2016	—	129,500		—	—		—	—
Peter N. Laivins	2/8/2016	—	—		—	150,000		5.42	487,110
	2/8/2016	—	116,796		—	—		—	—
William M. McClements	2/8/2016	—	—		—	125,000		5.42	405,925
	2/8/2016	—	135,183		—	—		—	—
Edward J. Stewart	2/8/2016	—	—		—	150,000		5.42	487,110
	2/8/2016	—	126,098		—	—		—	—

(1)	The target amounts in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column represent the amount determined by our organization and compensation committee as the target annual cash bonus payable to each named executive officer for 2016.
(2)	The exercise price per share of each option award is equal to the closing market price of our common stock on the date of grant.

(3)	The amounts in the “Grant Date Fair Value of Option Awards” column reflect the grant date fair value of option awards granted in 2016 calculated in accordance with ASC 718.
(4)	Mr. Mulroy was not eligible to receive an annual cash bonus for 2016 because he resigned in October 2016.
(5)	Mr. Crocker was not eligible for an annual cash bonus for 2016 for his service as our Interim President and Chief Executive Officer.
(6)	Represents the option award received by Mr. Crocker for his service on our board of directors prior to becoming our Interim President and Chief Executive Officer in October 2016.

Outstanding Equity Awards at 2016 Year End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/share)	Option Expiration Date
Robert J. Mulroy	97,015	—		2.47	1/23/2017
	248,311	—		2.59	10/4/2017
	680,662	—		2.12	11/5/2019
	50,000	—		5.54	5/3/2021
	750,000	—		7.53	8/22/2022
	350,000	—		6.35	3/11/2023
	274,999	25,001	(1)	5.02	2/10/2024
	145,832	104,168	(2)	9.08	2/8/2025
	62,498	187,502	(3)	5.42	2/7/2026
Gary L. Crocker	35,000	—		2.59	10/4/2017
	35,000	—		1.81	9/22/2018
	50,000	—		2.12	11/5/2019
	66,250	—		5.54	5/3/2021
	31,600	—		7.53	8/22/2022
	37,834	—		5.41	6/10/2023
	37,834	—		6.63	5/13/2024
	17,500	—		11.88	5/13/2025
	49,500	—		6.22	6/14/2026
Yasir B. Al-Wakeel	125,000	175,000	(4)	10.08	08/10/2025
	26,249	78,751	(3)	5.42	2/7/2026
Peter N. Laivins	40,000	—		6.78	11/1/2021
	10,000	—		6.80	6/12/2022
	22,300	—		7.53	8/22/2022
	35,000	—		6.35	3/11/2023
	91,666	8,334	(1)	5.02	2/10/2024
	37,499	12,501	(5)	6.85	8/18/2024
	87,499	62,501	(2)	9.08	2/8/2025
	37,499	112,501	(3)	5.42	2/7/2026
William M. McClements	150,000	—		6.78	11/1/2021
	150,000	—		7.53	8/22/2022
	100,000	—		6.35	3/11/2023
	114,583	10,417	(1)	5.02	2/10/2024
	52,499	37,501	(2)	9.08	2/8/2025
	31,249	93,751	(3)	5.42	2/7/2026
Edward J. Stewart	50,000	—		2.59	10/4/2017
	8,000	—		1.81	9/22/2018
	200,000	—		2.12	11/5/2019
	50,000	—		2.69	10/15/2020
	50,000	—		2.69	12/22/2020
	100,000	—		5.54	5/3/2021
	125,000	—		7.53	8/22/2022
	100,000	—		6.35	3/11/2023
	114,583	10,417	(1)	5.02	2/10/2024
	52,499	37,501	(2)	9.08	2/8/2025
	37,499	112,501	(3)	5.42	2/7/2026

(1)	The unvested shares under this option were scheduled to vest in approximately equal quarterly installments through February 11, 2017.
(2)	The unvested shares under this option are scheduled to vest in approximately equal quarterly installments through February 9, 2018.
(3)	The unvested shares under this option are scheduled to vest in approximately equal quarterly installments through February 8, 2019.
(4)	The unvested shares under this option are scheduled to vest in approximately equal quarterly installments through August 11, 2018.
(5)	The unvested shares under this option are scheduled to vest in approximately equal quarterly installments through August 19, 2017.

2016 Option Exercises and Stock Vested Table

The following table sets forth information regarding stock options exercised by our named executive officers during 2016.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Edward J. Stewart	34,000	119,560

In 2016, none of our named executive officers held any restricted stock that was subject to vesting.

Employment Agreements

We are a party to an employment agreement with Dr. Al-Wakeel and were previously a party to employment agreements with Mr. Laivins, Mr. McClements, Mr. Mulroy and Mr. Stewart prior to their resignations. We did not enter into an employment agreement with Mr. Crocker for his service as Interim President and Chief Executive Officer.

Dr. Al-Wakeel’s employment agreement renews automatically on December 31 of each year for successive one year terms, unless either we or Dr. Al-Wakeel gives notice of non-renewal. Pursuant to the terms of such agreement, Dr. Al-Wakeel currently receives an annual base salary of $407,000. Such amount was adjusted by our organization and compensation committee in March 2017, retroactive to January 1, 2017. Dr. Al-Wakeel is eligible for a bonus of up to 35% of his base salary.

The following is a description of additional terms of our employment agreement with Dr. Al-Wakeel and the employment agreements that we had with Mr. Laivins, Mr. McClements, Mr. Mulroy and Mr. Stewart while they were employed by us. See “—Potential Payments Upon Termination or Change in Control” for a discussion of the Separation and Release of Claims Agreements we entered into with each of Mr. Laivins, Mr. McClements, Mr. Mulroy and Mr. Stewart in connection with their respective resignations.

The employment agreements prohibit our named executive officers, during the term of employment and any severance period and for a period of one year thereafter, from competing with us and soliciting or hiring our employees. Our named executive officers also are bound by the terms of separate non-competition, non-solicitation, non-disclosure and developments agreements.

Pursuant to their respective employment agreements, upon execution and effectiveness of a severance agreement and release of claims, each named executive officer is entitled to severance payments if we terminate the named executive officer’s employment without cause, as defined in the employment agreement, including our decision not to renew the named executive officer’s term of employment, or the named executive officer terminates employment with us for good reason, as defined in the employment agreement.

If a named executive officer’s employment terminates under these circumstances, in each case prior to a change in control, as defined in the employment agreement, we are obligated for a period of 12 months (nine months for Dr. Al-Wakeel until he is employed with us for five years) to pay such named executive officer his base salary, pay for coverage for such named executive officer under any company sponsored insurance and benefit programs available to our senior management employees and, to the extent allowed by applicable law and the applicable plan documents, continue to provide to such named executive officer all company employee benefit plans and arrangements available to our senior management employees. In addition, we would be obligated to pay to each of our named executive officers a pro-rata bonus for the portion of the year in which such named executive officer was employed by us based on his average annual bonus payments over each of the three years prior to the year of termination, or such lesser period during which such named executive officer served as one of our executive officers.

If a named executive officer’s employment terminates under these circumstances, in each case within 18 months following a change in control, we are obligated to pay such named executive officer a lump sum amount equal to 36 months of his base salary plus a bonus equal to three times the average of his annual bonus payments over each of the three years prior to the year of termination, or such lesser period during which such named executive officer served as one of our executive officers, accelerate the vesting of all outstanding stock options, restricted stock or other equity awards granted to the named executive officer, pay for coverage for such named executive officer under any company sponsored insurance and benefit programs available to our senior management employees for a period of 18 months and, to the extent allowed by applicable law and the applicable plan documents, continue to provide to such named executive officer all company employee benefit plans and arrangements available to our senior management employees for a period of 18 months.

If we terminate a named executive officer’s employment due to disability, the named executive officer will be eligible to receive a pro-rata bonus for the portion of the year in which such named executive officer was employed by us based on his average annual bonus payments over each of the three years prior to the year of termination, or such lesser period during which such named executive officer served as one of our executive officers.

Potential Payments Upon Termination or Change in Control

The following tables set forth information regarding potential payments that each named executive officer who was serving as an executive officer as of December 31, 2016 would have received if the named executive officer’s employment had terminated as of December 31, 2016 under the circumstances set forth below. Mr. Mulroy resigned as our President and Chief Executive Officer on October 3, 2016. In connection with such resignation, we entered into a Separation and Release of Claims Agreement with Mr. Mulroy that provides Mr. Mulroy with payments as if he had been terminated without cause. The amounts reflected below are the actual amounts that Mr. Mulroy is entitled to receive under his Separation and Release of Claims Agreement. Mr. Crocker was not eligible to receive any such payments for his service as Interim President and Chief Executive Officer. Mr. Laivins, Mr. McClements and Mr. Stewart resigned on April 3, 2017. In connection with such resignations, we entered into a Separation and Release of Claims Agreement with each such individual as described below that provides for payments as if the individual had been terminated without cause.

	Termination Without Cause or For Good Reason Prior to a Change in Control
	Cash Payment	Value of Benefits
Name	($)	($)
Robert J. Mulroy	752,960	28,419
Yasir B. Al-Wakeel	374,625	9,761
Peter N. Laivins	426,385	19,915
William M. McClements	511,285	25,801
Edward J. Stewart	472,985	20,091

	Termination Without Cause or for Good Reason Within 18 Months Following a Change in Control
	Cash Payment	Value of Stock Options with Accelerated Vesting	Value of Benefits
Name	($)	($)(1)	($)
Yasir B. Al-Wakeel	1,498,500	—	19,522
Peter N. Laivins	1,279,156	—	29,872
William M. McClements	1,533,856	—	38,702
Edward J. Stewart	1,418,956	—	30,137

(1)	The amounts in the “Value of Stock Options with Accelerated Vesting” column represent the value of unvested stock options, calculated by multiplying the number of shares subject to the accelerated portion of the option by the amount (if any) by which $4.08, the closing market price of our common stock on December 30, 2016, exceeds the exercise price of such option.

Termination for Disability
Cash Payment
Name	($)
Yasir B. Al-Wakeel	129,500
Peter N. Laivins	92,681
William M. McClements	125,048
Edward J. Stewart	112,704

We entered into a Separation and Release of Claims Agreement, or Separation Agreement, with each of Mr. Laivins, Mr. McClements and Mr. Stewart on April 3, 2017. Pursuant to the Separation Agreements, in connection with each such individual resigning from his respective positions with us as of April 3, 2017, we agreed to:

•	commencing on the first regularly scheduled payroll date following June 2, 2017, continue paying such individual’s annual base salary for a period of 12 months, or the Severance Term, as set forth below:

Name	Base Salary ($)
Peter N. Laivins	333,704
William M. McClements	386,237
Edward J. Stewart	360,281

•	continue paying the share of the premium for such individual’s health and dental insurance through the end of the Severance Term that we currently pay on behalf of active and similarly situated employees who receive the same type of coverage and/or to otherwise continue to provide to such individual during the Severance Term all employee benefit plans and arrangements available to our senior management employees; and

•	on June 2, 2017, pay such individual a pro-rated 2017 bonus, as set forth below:

Name	Pro-Rated Bonus ($)
Peter N. Laivins	27,395
William M. McClements	33,035
Edward J. Stewart	30,212

The Separation Agreements also include a release of claims by each such individual against us.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which was $18,000 for 2016. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2016 was up to an additional $6,000 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. Our 401(k) plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. For 2016, we generally matched 50% of employee contributions up to a maximum contribution by us of 3% of the employee’s deferrable income, subject to employer match limitations by the Internal Revenue Service.

DIRECTOR COMPENSATION

Compensation for 2016

The following table sets forth information regarding the total compensation awarded to, earned by or paid to each of our non-employee directors during the year ended December 31, 2016 for their service on our board of directors. The compensation amounts presented in the table below are historical and are not indicative of the amounts we may pay our directors in the future. Gary L. Crocker, our Chairman of the Board, also served as our Interim President and Chief Executive Officer from October 2016 to February 2017. Mr. Crocker did not receive any compensation for his service as a director during such time. The compensation that we paid to Mr. Crocker during such time is discussed under “Executive Compensation” above. Mr. Mulroy, our President and Chief Executive Officer until October 2016, also did not receive any compensation for his service as a director. The compensation that we paid to Mr. Mulroy is discussed under “Executive Compensation” above.

	Fees Earned or Paid in Cash	Option Awards	Total
Name	($)(1)	($)(2)	($)
Gary L. Crocker	70,633	175,928	246,561
John M. Dineen	60,000	152,826	212,826
Vivian S. Lee	55,109	152,826	207,935
John Mendelsohn	52,500	152,826	205,326
Ulrik B. Nielsen	45,000	152,826	197,826
Michael E. Porter	61,000	152,826	213,826
James H. Quigley	67,250	152,826	220,076
Russell T. Ray	57,000	152,826	209,826

(1)	Fees earned or paid in cash consist of:

•	for Mr. Crocker, $52,880 as a retainer for serving as Chairman of the Board and $17,753 as a retainer for committee membership;

•	for Mr. Dineen, $45,000 as a retainer for board service and $15,000 as a retainer for committee membership;

•	for Dr. Lee, $45,000 as a retainer for board service and $10,109 as a retainer for committee membership;

•	for Dr. Mendelsohn, $45,000 as a retainer for board service and $7,500 as a retainer for committee membership;

•	for Dr. Nielsen, $45,000 as a retainer for board service;

•	for Dr. Porter, $45,000 as a retainer for board service and $16,000 as a retainer for committee membership;

•	for Mr. Quigley, $45,000 as a retainer for board service and $22,250 as a retainer for committee membership; and

•	for Mr. Ray, $45,000 as a retainer for board service and $12,000 as a retainer for committee membership.

(2)	Amount reflects the aggregate grant date fair value of a stock option granted for service as a director. The grant date fair value was computed in accordance with the provisions of ASC 718 and treated for accounting purposes as employee awards. The assumptions that we used to calculate this amount are discussed in Note 16 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.

As of December 31, 2016, the aggregate number of shares of our common stock subject to each non-employee director’s outstanding option awards was as follows: Mr. Crocker, 360,518; Mr. Dineen, 56,306; Dr. Lee, 63,981; Dr. Mendelsohn, 138,836; Dr. Nielsen, 1,800,951; Dr. Porter, 248,836; Mr. Quigley, 138,836; and Mr. Ray, 62,063.

Director Compensation Arrangements

Our non-employee directors were compensated for their services to our board during 2016, and will continue to be compensated for their services to our board during 2017, as follows:

•	an annual retainer for board service of $45,000 ($70,000 for the Chairman of the Board);

•	for members of the audit committee, an additional annual retainer of $12,000 ($22,250 for the committee chair);

•	for members of the corporate governance and nominating committee, an additional annual retainer of $5,500 ($12,000 for the committee chair);

•	for members of the organization and compensation committee, an additional annual retainer of $7,500 ($15,000 for the committee chair);

•	for members of the executive committee, an additional annual retainer of $4,000 ($6,000 for the committee chair); and

•	an annual stock option grant, granted in connection with each annual meeting of stockholders, with a grant date fair value of approximately $150,000 (approximately $172,625 for the Chairman of the Board), provided that if a non-employee director is elected to our board in between annual meetings of stockholders, such director will receive a stock option grant in connection with such election for a pro-rated portion of the annual amount.

In addition, we have reimbursed, and will continue to reimburse, our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our board and committees of our board.

Compensation Committee Interlocks and Insider Participation

The members of our organization and compensation committee during 2016 were Mr. Dineen, Dr. Lee and Dr. Mendelsohn. No other person served as a member of our organization and compensation committee during 2016. None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our organization and compensation committee. None of the members of our organization and compensation committee is an officer or employee of Merrimack, nor have they ever been an officer or employee of Merrimack.

Organization and Compensation Committee Report

The organization and compensation committee of the board of directors of Merrimack Pharmaceuticals, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Merrimack’s management. Based on such review and discussions, the organization and compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

By the organization and compensation committee of the board of directors of Merrimack Pharmaceuticals, Inc.

John M. Dineen Vivian S. Lee John Mendelsohn

Executive and Director Compensation Processes

Our executive compensation program is administered by the organization and compensation committee of our board of directors, subject to the oversight and approval of our full board of directors. Our organization and compensation committee reviews our executive compensation practices on an annual basis and based on this review makes recommendations to our board of directors for approval, which has full discretion to approve or modify the recommendations of the organization and compensation committee.

In designing our executive compensation program, our organization and compensation committee considers publicly available compensation data for national and regional companies in the biotechnology/pharmaceutical industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Historically, our organization and compensation committee has also retained the services of Mercer, an independent compensation consultant, to provide it with additional comparative data on executive compensation practices in our industry and to advise it on our executive compensation program generally. Although the organization and compensation committee considers Mercer’s advice and recommendations about our executive compensation program, the organization and compensation committee ultimately makes its own decisions about these matters. None of the organization and compensation committee members and none of our executive officers or directors have any relationship with Mercer or the individual consultants employed by Mercer. Mercer has not provided any other services to Merrimack other than compensation consulting services to the organization and compensation committee. The organization and compensation committee has determined that no conflicts of interest exist between Merrimack and Mercer. The organization and compensation committee is directly responsible for the appointment and oversight of any compensation consultants and other advisors it retains.

Our director compensation program is administered by our board of directors with the assistance of the organization and compensation committee. The organization and compensation committee periodically reviews director compensation and makes recommendations to our board with respect thereto.

Limits on Hedging and Pledging

As part of our insider trading policy, all employees, including executive officers, and members of our board of directors are prohibited from engaging in certain types of hedging transactions involving our securities, specifically short sales, including short sales “against the box,” and purchases or sales of puts, calls or other derivative securities. Our insider trading policy also prohibits certain types of pledges of our securities by all employees, including executive officers, and members of our board of directors, specifically purchases of our securities on margin, borrowing against our securities held in a margin account or pledging our securities as collateral for a loan, with an exception for pledges of our securities as collateral for a loan only after certain prerequisites are met and only with the pre-approval of our Chief Financial Officer or General Counsel.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 15, 2017 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our current directors and director nominees; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days after April 15, 2017 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person, but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, to our knowledge, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 131,966,483 shares of our common stock outstanding as of April 15, 2017. Except as otherwise set forth below, the address of the beneficial owner is c/o Merrimack Pharmaceuticals, Inc., One Kendall Square, Suite B7201, Cambridge, Massachusetts 02139. Beneficial ownership representing less than one percent of our outstanding common stock as of April 15, 2017 is denoted with an “*.”

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
FMR LLC (1)	19,442,391	14.73%
BlackRock, Inc. (2)	10,887,604	8.25%
The Vanguard Group (3)	9,194,936	6.97%
Consonance Capital Management LP (4)	9,067,998	6.87%
TIAA-CREF Investment Management, LLC (5)	8,922,830	6.76%
Named Executive Officers and Directors
Robert J. Mulroy (6)	1,733,328	1.31%
Yasir B. Al-Wakeel (7)	218,748	*
Peter N. Laivins (8)	400,963	*
William M. McClements (9)	640,735	*
Edward J. Stewart (10)	969,382	*
Gary L. Crocker (11)	4,368,400	3.30%
John M. Dineen (12)	156,306	*
Vivian S. Lee, M.D., Ph.D. (13)	128,981	*
John Mendelsohn, M.D. (14)	143,836	*
Ulrik B. Nielsen, Ph.D. (15)	2,027,762	1.52%
Michael E. Porter, Ph.D. (16)	1,003,284	*
James H. Quigley (17)	195,336	*
Russell T. Ray (18)	72,063	*
All executive officers and directors as a group (12 persons) (19)	8,913,533	6.58%

(1)	Based on information provided in a Schedule 13G/A filed by FMR LLC on February 14, 2017. Members of the Johnson family, including Abigail P. Johnson, a Director, the Chairman and the Chief Executive Officer of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, as amended, to form a controlling group with respect to FMR LLC. FMR LLC has the ability to make decisions with respect to the voting and disposition of such shares of common stock, subject to the oversight of the board of trustees (or similar entity) of each fund. The board of trustees of each fund has enacted a policy with respect to the voting of any investment property owned thereby and shares are voted for the funds by FMR LLC in accordance with such policies. Under the terms of its management contract with each fund, FMR LLC has overall responsibility for directing the investments of the fund in accordance with the fund’s investment objective, policies and limitations. Each fund has one or more portfolio managers appointed by and serving at the pleasure of FMR LLC who make the decisions with respect to the disposition of the shares. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210. FMR LLC reports that it holds sole voting power with respect to 3,613,333 shares and sole dispositive power with respect to 19,442,391 shares.
(2)	Based on information provided in a Schedule 13G/A filed by BlackRock, Inc. on January 25, 2017. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. BlackRock, Inc. reports that it holds sole voting power with respect to 10,628,835 shares and sole dispositive power with respect to 10,887,604 shares.
(3)	Based on information provided in a Schedule 13G/A filed by The Vanguard Group on February 10, 2017. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. The Vanguard Group reports that it holds sole voting power with respect to 203,048 shares, shared voting power with respect to 15,300 shares, sole dispositive power with respect to 8,981,888 shares and shared dispositive power with respect to 213,048 shares.

(4)	Based on information provided in a Schedule 13G filed by Consonance Capital Management LP on February 13, 2017. Consists of 8,782,298 shares (“Master Account Shares”) owned by Consonance Capital Master Account LP (“Consonance Master”) and 285,700 shares (“Managed Account Shares”) owned by a managed account managed by Consonance Capital Opportunity Fund Management LP (“Consonance Opportunity”). Consonance Capital Management LP (the “Adviser”) is the investment adviser of Consonance Master and pursuant to an investment advisory agreement, the Adviser exercises voting and investment power over the Master Account Shares held by Consonance Master. Consonance Capman GP LLC (“Capman”) is the general partner of the Adviser and Mitchell Blutt, as the Manager and Member of Capman and Chief Executive Officer of the Adviser, may be deemed to control Capman and the Adviser. Capman is the general partner of Consonance Opportunity and Mitchell Blutt, as the Manager and Member of Capman, may be deemed to control Capman and Consonance Opportunity. The address for the Adviser, Consonance Opportunity, Mitchell Blutt and Capman is 1370 Avenue of the Americas, Suite 3301, New York, NY 10019. Consonance Master reports shared voting and dispositive power with respect to the Master Account Shares. Consonance Opportunity reports shared voting and dispositive power with respect to the Managed Account Shares.
(5)	Based on information provided in a Schedule 13G filed by TIAA-CREF Investment Management, LLC and Teachers Advisors, LLC on February 14, 2017. TIAA-CREF Investment Management, LLC (“Investment Management”) is the investment adviser to the College Retirement Equities Fund, a registered investment company, and may be deemed to be a beneficial owner of 6,403,594 shares owned by College Retirement Equities Fund. Teachers Advisors, LLC is the investment adviser to three registered investment companies, TIAA-CREF Funds, TIAA-CREF Life Funds, and TIAA Separate Account VA-1, as well as one or more separately managed accounts of Teachers Advisors, LLC (collectively, the “Separate Accounts”), and may be deemed to be a beneficial owner of 2,519,236 shares owned separately by TIAA-CREF Funds, TIAA-CREF Life Funds, TIAA Separate Account VA-1 and/or the Separate Accounts. The address of TIAA-CREF Investment Management, LLC and Teachers Advisors, Inc. is 730 Third Avenue, New York, NY 10017-3206. TIAA-CREF Investment Management, LLC reports that it holds sole voting and dispositive power with respect to 6,403,594 shares. Teachers Advisors, LLC reports that it holds sole voting and dispositive power with respect to 2,519,236 shares.
(6)	Consists of (i) 1,461,536 shares of common stock, (ii) 61,800 shares of common stock held by Jean Mulroy, Mr. Mulroy’s wife, (iii) 159,992 shares of common stock held by The Mulroy Family Irrevocable Trust and (iv) 50,000 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date. Mr. Mulroy is a trustee of The Mulroy Family Irrevocable Trust and, as such, has voting and investment control over, and may be deemed the beneficial owner of, the shares of common stock held by such trust. The share amounts reported in items (i), (ii) and (iii) are as of October 3, 2016, which was Mr. Mulroy’s last day of employment with us.
(7)	Consists of 218,748 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.
(8)	Consists of (i) 2,000 shares of common stock and (ii) 398,963 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date. The share amount reported in item (i) is as of April 3, 2017, which was Mr. Laivin’s last day of employment with us.
(9)	Consists of (i) 14,072 shares of common stock and (ii) 626,663 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date. The share amount reported in item (i) is as of April 3, 2017, which was Mr. McClement’s last day of employment with us.
(10)	Consists of (i) 51,385 shares of common stock and (ii) 917,997 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date. The share amount reported in item (i) is as of April 3, 2017, which was Mr. Stewart’s last day of employment with us.
(11)	Consists of (i) 229,863 shares of common stock, (ii) 1,642,970 shares of common stock held by or jointly with Ann Crocker, Mr. Crocker’s wife, (iii) 2,135,049 shares of common stock held by certain members of Mr. Crocker’s family, certain trusts established for members of Mr. Crocker’s family and certain entities controlled by Mr. Crocker or members of his family and (iv) 360,518 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date. Mr. and Mrs. Crocker, certain members of Mr. Crocker’s family, certain trusts established for members of Mr. Crocker’s family and certain entities controlled by Mr. Crocker or members of his family are parties to a Shareholder Voting Agreement, dated December 20, 2010, or the Crocker voting agreement, pursuant to which the parties to the agreement have agreed to vote his, her or its shares as directed by Crocker Ventures, LLC. Mr. Crocker is the President, Manager and Chairman of Crocker Ventures, LLC and in connection therewith shares voting control over all of the shares subject to the Crocker voting agreement.
(12)	Consists of (i) 100,000 shares of common stock and (ii) 56,306 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

(13)	Consists of (i) 65,000 shares of common stock and (ii) 63,981 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.
(14)	Consists of (i) 5,000 shares of common stock held jointly with Anne Mendelsohn, Dr. Mendelsohn’s wife, and (ii) 138,836 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.
(15)	Consists of (i) 226,811 shares of common stock and (ii) 1,800,951 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.
(16)	Consists of (i) 839,448 shares of common stock and (ii) 163,836 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.
(17)	Consists of (i) 56,500 shares of common stock and (ii) 138,836 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.
(18)	Consists of (i) 10,000 shares of common stock and (ii) 62,063 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.
(19)	Includes 3,501,161 shares of common stock underlying options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2016. As of December 31, 2016, we had three equity compensation plans, all of which were approved by our stockholders: our 1999 Stock Option Plan, as amended, our 2008 Stock Incentive Plan, as amended, and our 2011 Stock Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,025,057	$5.7681	4,745,924	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	19,025,057	$5.7681	4,745,924	(1)

(1)	Reflects the total number of shares of our common stock available for future issuance under our 2011 Stock Incentive Plan as of December 31, 2016. Our 2011 Stock Incentive Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year. The annual increase in the number of shares is equal to the lowest of: (i) 4,500,000 shares of our common stock; (ii) 3.5% of the number of shares of our common stock outstanding on the first day of the fiscal year; and (iii) an amount determined by our board of directors. In December 2016, our organization and compensation committee determined not to increase the number of shares of our common stock available for issuance under the plan pursuant to the “evergreen” provision on January 1, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which Merrimack is a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our General Counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose, and the potential benefits to us, of the transaction; and

•	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, Merrimack’s best interests. The audit committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the organization and compensation committee in the manner specified in its charter.

Since January 1, 2016, we have not engaged in any related person transactions.

Board Determination of Independence

Rule 5605 of the NASDAQ Marketplace Rules requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the NASDAQ Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (ii) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Mr. Crocker, Mr. Dineen, Dr. Lee, Dr. Mendelsohn, Dr. Porter, Mr. Quigley and Mr. Ray, representing seven of our nine directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Our board of directors has also determined that Mr. Crocker, Mr. Quigley and Mr. Ray, who comprise our audit committee, Mr. Crocker and Dr. Porter, who comprise our corporate governance and nominating committee, and Mr. Dineen, Dr. Lee and Dr. Mendelsohn, who comprise our organization and compensation committee, each satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. In making such determination, our board of directors considered the relationships that each such non-employee director has with Merrimack, including any transactions of the type described above in “—Related Person Transactions,” and all other facts and circumstances our board of directors deemed relevant in determining independence. From October 2016 to February 2017 when Mr. Crocker served as our Interim President and Chief Executive Officer, he was not independent under NASDAQ Marketplace Rules and he did not serve on our audit committee or corporate governance and nominating committee, but he was independent under NASDAQ Marketplace Rules following the end of his term as our Interim President and Chief Executive Officer. Dr. Lee served on our audit committee during such time in lieu of Mr. Crocker, and our board of directors determined that she satisfied the independence standards for such committee established by the SEC and the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Audit Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

	2015	2016
Fee Category	($)	($)
Audit Fees (1)	660,500	632,500
Audit-Related Fees (2)	—	615,000
Tax Fees	—	—
All Other Fees (3)	1,800	1,814

Total Fees	662,300	1,249,314

(1)	Audit Fees are fees for the audit of our 2015 and 2016 consolidated financial statements including audits of the effectiveness of our internal control over financial reporting, reviews of our interim condensed consolidated financial statements and reviews of consolidated financial statements incorporated by reference into our outstanding registration statements. Audit Fees for 2015 also include fees for audit consultations.
(2)	Audit-Related Fees are fees that principally relate to assurance services that are also provided by our independent registered public accounting firm. The increase in fees from 2015 to 2016 was due to accounting consultations related to our asset sale to Ipsen S.A.
(3)	All Other Fees for 2015 and 2016 consist of a subscription to an online accounting research tool.

All such accountant services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Pre-Approval Policies and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to a de minimis exception in accordance with applicable SEC rules.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules

Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

(2)	Exhibits

The exhibits filed as part of this Amendment are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: May 1, 2017	By:	/s/ Richard Peters, M.D., Ph.D.
Richard Peters, M.D., Ph.D.
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Asset Purchase and Sale Agreement, dated as of January 7, 2017, by and between the Registrant and Ipsen S.A. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2017)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on April 27, 2012)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

4.2	Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

4.3	First Supplemental Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

4.4	Indenture (including the Form of Note), dated as of December 22, 2015, by and among the Registrant, any Guarantor that becomes a party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2015)

4.5	Loan and Security Agreement, dated as of November 8, 2016, by and between the Registrant and BioPharma Credit Investments IV Sub, LP (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

4.6	First Amendment to Loan and Security Agreement, dated as of February 23, 2017, by and between the Registrant and BioPharma Credit Investments IV Sub, LP (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

10.1#	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.3#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.4#	Form of Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.5#	Form of Non-Qualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.6#	Employment Agreement, dated as of January 17, 2017, by and between the Registrant and Richard Peters (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

10.7#	Separation and Release of Claims Agreement, dated as of October 11, 2016, by and between the Registrant and Robert J. Mulroy (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

10.8#	Employment Agreement, dated as of August 11, 2015, by and between the Registrant and Yasir B. Al-Wakeel (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015)

10.9#	Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Peter N. Laivins (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

Exhibit Number	Description of Exhibit

10.10#	Employment Agreement, dated as of September 30, 2011, by and between the Registrant and William M. McClements (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.11#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and Edward J. Stewart (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.12#	Amended and Restated Employment Agreement, dated as of August 16, 2011, by and between the Registrant and William A. Sullivan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.13#	Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.14	Indenture of Lease, dated as of August 24, 2012, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC), as amended by the First Amendment of Lease, dated as of March 18, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.15	Second Amendment of Lease, dated as of September 12, 2013, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013)

10.16	Third Amendment of Lease, dated as of February 23, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.17	Fourth Amendment of Lease, dated as of July 22, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015)

10.18	Sublease, dated as of August 20, 2010, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc., as amended on January 20, 2011, May 4, 2011, May 26, 2011, August 1, 2011 and November 2, 2012 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.19	Amendment No. 6 to Sublease, dated as of December 12, 2013, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014)

10.20	Amendment No. 7 to Sublease, dated as of June 1, 2014, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016)

10.21	Amendment No. 8 to Sublease, dated as of January 1, 2017, by and between Silver Creek Pharmaceuticals, Inc. and FibroGen, Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

10.22†	License and Collaboration Agreement, dated as of September 23, 2014, by and among the Registrant, Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)

10.23†	Assignment, Sublicense and Collaboration Agreement, dated as of May 5, 2011, by and between the Registrant (as successor-in-interest to Merrimack Pharmaceuticals (Bermuda) Ltd.) and PharmaEngine, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.24†	First Amendment to Assignment, Sublicense and Collaboration Agreement, dated as of September 22, 2014, by and between the Registrant and PharmaEngine, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014)

10.25†	Development, License and Supply Agreement, dated as of November 25, 2013, by and between the Registrant and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014)

10.26†	First Amendment to Development, License and Supply Agreement, dated as of January 23, 2015, by and between the Registrant and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

Exhibit Number	Description of Exhibit

10.27†	Exclusive License Agreement, dated as of November 1, 2000, by and between the Registrant (as successor-in-interest to Hermes BioSciences, Inc.) and The Regents of the University of California, as amended on October 6, 2003, September 13, 2006, June 6, 2007 and September 28, 2007 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.28†	Collaboration Agreement, dated as of November 16, 2009, by and between the Registrant and Adimab LLC, as amended on April 27, 2010, June 2, 2010 and October 11, 2011 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.29†	Sublicense Agreement, dated as of June 30, 2008, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.30†	Amended and Restated Collaboration Agreement, dated as of January 24, 2007, by and between the Registrant and Dyax Corp., as amended on July 31, 2008 and November 6, 2009 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.31	Amendment to Amended and Restated Collaboration Agreement, dated as of January 18, 2012, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.32	Collateral Agreement, dated as of December 22, 2015, by and among the Registrant, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2015)

10.33	Form of Conversion Agreement Related to 4.50% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2016)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

Exhibit Number	Description of Exhibit

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

101.LAB	XBRL Taxonomy Extension Label Linkbase Database (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.