Form 10-Q
period 2017-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2017-05-10
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2017, there were 132,427,921 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our clinical stage product candidates and diagnostics;
•	our ongoing and planned discovery programs, preclinical studies and clinical trials;
•	the timing of the completion of our clinical trials and the availability of results from such trials;
•	our ability to establish and maintain collaborations for our product candidates;
•

our receipt of payments related to the milestone events under the asset purchase and sale agreement, or the asset sale agreement, with Ipsen S.A, or Ipsen, or under the license and collaboration agreement between Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, collectively Baxalta, and Ipsen, when expected or at all;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our intellectual property position;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the potential advantages of our systems biology approach to drug research and development;
•	the potential use of our systems biology approach in fields other than oncology;
•	the outcome of litigation against us; and
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

NOTE REGARDING TRADEMARKS

ONIVYDE® is a trademark of Ipsen. Any other trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$17,155	$21,524
Restricted cash	102	102
Accounts receivable, net	43	275
Prepaid expenses and other current assets	2,338	2,239
Assets held for sale	26,634	33,295
Total current assets	46,272	57,435
Restricted cash	674	674
Property and equipment, net	12,852	14,212
Other assets	27	27
Assets held for sale, net of current portion	8,814	9,135
Total assets	$68,639	$81,483
Liabilities, non-controlling interest and stockholders’ deficit
Current liabilities:
Accounts payable, accrued expenses and other	$38,756	$29,369
Deferred rent	2,054	2,014
Liabilities held for sale	67,187	56,839
Total current liabilities	107,997	88,222
Deferred rent, net of current portion	2,868	3,386
Long-term debt	218,041	216,861
Liabilities held for sale, net of current portion	16,877	25,673
Total liabilities	345,783	334,142
Commitments and contingencies
Non-controlling interest	(1,406)	(1,539)
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued or outstanding at March 31, 2017 or December 31, 2016	—	—
Common stock, $0.01 par value: 200,000 shares authorized at March 31, 2017 and December 31, 2016; 131,911 and 130,197 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,319	1,302
Additional paid-in capital	707,428	702,377
Accumulated deficit	(984,485)	(954,799)
Total stockholders’ deficit	(275,738)	(251,120)
Total liabilities, non-controlling interest and stockholders’ deficit	$68,639	$81,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Costs and expenses:
Research and development expenses	$21,605	$28,002
General and administrative expenses	5,634	6,452
Total costs and expenses	27,239	34,454
Loss from continuing operations	(27,239)	(34,454)
Other income and expenses:
Interest income	14	72
Interest expense	(1,979)	(3,290)
Other expense, net	(2)	(43)
Loss from continuing operations	(29,206)	(37,715)
Discontinued operations:
Loss from discontinued operations, net of tax	(947)	(943)
Net loss	(30,153)	(38,658)
Net loss attributable to non-controlling interest	(467)	(185)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(29,686)	$(38,473)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	(14)
Other comprehensive loss	—	(14)
Comprehensive loss	$(29,686)	$(38,487)
Amounts attributable to Merrimack Pharmaceuticals, Inc.:
Loss from continuing operations	$(28,739)	$(37,530)
Loss from discontinued operations	(947)	(943)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(29,686)	$(38,473)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.22)	$(0.32)
Loss from discontinued operations	(0.01)	(0.01)
Net loss per share	$(0.23)	$(0.33)
Weighted-average common shares used per share calculations—basic and diluted	130,588	116,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(30,153)	$(38,658)
Less:
Loss from discontinued operations	(947)	(943)
Loss from continuing operations	(29,206)	(37,715)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	1,508	2,190
Depreciation and amortization expense	1,182	1,198
Stock-based compensation expense	796	2,510
Changes in operating assets and liabilities:
Accounts receivable	232	11
Accounts payable, accrued expenses and other	8,054	(2,231)
Other assets and liabilities, net	(690)	1,324
Net cash used by continuing operations for operating activities	(18,124)	(32,713)
Net cash provided by (used in) discontinuing operations for operating activities	7,968	(20,810)
Net cash used in operating activities	(10,156)	(53,523)
Cash flows from investing activities
Purchases of marketable securities	—	(84,262)
Purchases of property and equipment	(290)	(1,229)
Net cash used in investing activities	(290)	(85,491)
Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	4,053	1,645
Proceeds from issuance of preferred stock by Silver Creek Pharmaceuticals, Inc.	2,024	—
Net cash provided by financing activities	6,077	1,645
Net decrease in cash and cash equivalents	(4,369)	(137,369)
Cash and cash equivalents, beginning of period	21,524	185,606
Cash and cash equivalents, end of period	$17,155	$48,237
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$34	$388
Receivables related to stock option exercises in prepaid expenses and other current assets	76	53
Supplemental disclosure of cash flows
Cash paid for interest	$1,368	$2,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer to ensure that patients and their families live fulfilling lives. The Company’s mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All of the Company’s product candidates, including three in clinical studies and several others in preclinical development, fit into the Company’s strategy of (1) understanding the biological problems the Company is trying to solve, (2) designing specific solutions and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes.

On April 3, 2017, the Company announced that it commenced operating as a new, refocused research and clinical development company in connection with the completion of its previously announced transaction (the “Asset Sale”) with Ipsen S.A. (“Ipsen”). Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017 (the “Asset Sale Agreement”), between the Company and Ipsen, the Company sold to Ipsen its right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in the Company’s business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, the Company’s first commercial product, and MM-436 (the “Commercial Business”). The Company received $575.0 million in cash (subject to a working capital adjustment) upon the closing of the Asset Sale and is eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. The Company also retained the rights to receive net milestone payments of up to $33.0 million that may become payable pursuant to the license and collaboration agreement with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH (collectively, “Baxalta”) for the ex-U.S. development and commercialization of ONIVYDE.

The Company’s non-commercial assets, including its clinical and preclinical development programs (the “Pipeline Business”), were not included in the Asset Sale and remain assets of the Company. As of the closing of the Asset Sale, the Company’s most advanced programs are as follows:

•

MM-121 (seribantumab), a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. The Company is currently conducting the Phase 2 randomized SHERLOC clinical trial evaluating MM-121 in heregulin positive non-small cell lung cancer patients and plans to initiate another Phase 2 randomized clinical trial in 2017 in heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer patients;

•

MM-141 (istiratumab), a fully human bispecific tetravalent monoclonal antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1 (“IGF-1”) receptor and ErbB3 (HER3) cell surface receptors. The Company is currently conducting the Phase 2 randomized CARRIE clinical trial evaluating MM-141 in previously untreated metastatic pancreatic cancer patients with high levels of free IGF-1 in combination with nab-paclitaxel and gemcitabine; and

•

MM-310, an antibody-directed nanotherapeutic (“ADN”) that contains a novel prodrug of the highly potent chemotherapy docetaxel and targets the ephrin receptor A2 (“EphA2”) receptor, which is highly expressed in most solid tumor types. MM-310 was designed to improve the therapeutic window of docetaxel in major oncology indications, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. The Company initiated a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 in the first quarter of 2017.

In addition to its clinical-stage programs, the Company has several product candidates in preclinical development and a discovery effort advancing additional candidate medicines.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, among other things, its ability to secure additional capital to fund operations, success of clinical trials, development by competitors of new technological innovations, dependence on collaborative arrangements, protection of proprietary technology, compliance with government regulations and dependence on key personnel. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel, infrastructure and extensive compliance reporting capabilities.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Until such time, if ever, as the Company can generate sufficient product revenues, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. The Company could also engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of its businesses as it seeks to further the development of its research programs, improve its cash position and maximize stockholder value.

2. Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

The information presented in the condensed consolidated financial statements and related notes as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, is unaudited. The December 31, 2016 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any future period.

As of March 31, 2017, the Commercial Business met all the conditions to be classified as held-for-sale and represents a discontinued operation since the disposal of the Commercial Business is a strategic shift that will have a major effect on the Company’s operations and financial results. The Company will not have further significant involvement in the operations of the discontinued Commercial Business. The operating results of the Commercial Business are reported as a loss from discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented. In addition, in the condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016, the assets and liabilities held for sale have been presented separately. For additional information, see Note 3, “Sale of Commercial Business.”

These condensed consolidated financial statements include the accounts of the Company and Silver Creek Pharmaceuticals, Inc. (“Silver Creek”), representing a variable interest entity that the Company is required to consolidate. All intercompany transactions and balances have been eliminated in consolidation.

As of March 31, 2017, the Company’s unrestricted cash and cash equivalents includes $2.8 million of cash and cash equivalents held by Silver Creek. This $2.8 million held by Silver Creek is designated for the operations of Silver Creek.

In the first quarter of 2017, Silver Creek entered into a Series C preferred stock financing, issuing 1.4 million shares of Series C preferred stock at $1.50 per share for proceeds of $2.0 million. In conjunction with this sale in the first quarter of 2017, Silver Creek also issued warrants to purchase 1.8 million shares of Silver Creek Series C preferred stock to investors. As of March 31, 2017, the Company held a 52% ownership interest in Silver Creek and maintained control over the Silver Creek Board of Directors through its voting rights. As such, the Company remains the primary beneficiary of Silver Creek.

The change in the non-controlling interest related to Silver Creek was as follows:

(in thousands)	Non- Controlling Interest
Balance at December 31, 2016	$(1,539)
Net loss attributable to Silver Creek	(467)
Issuance of Silver Creek Series C preferred stock	600
Balance at March 31, 2017	$(1,406)

(in thousands)	Non- Controlling Interest
Balance at December 31, 2015	$239
Net loss attributable to Silver Creek	(185)
Balance at March 31, 2016	$54

3. Sale of Commercial Business

Ipsen

On April 3, 2017, the Company completed the sale of the Commercial Business to Ipsen. Pursuant to the Asset Sale Agreement, the Company may be entitled to up to $450.0 million in additional payments based on the achievement by or on behalf of Ipsen of certain milestone events if the U.S. Food and Drug Administration (the “FDA”) approves ONIVYDE for certain indications as follows: (i) $225.0 million upon the regulatory approval by the FDA of ONIVYDE for the first-line treatment of metastatic adenocarcinoma of the pancreas (a) in combination with fluorouracil and leucovorin (with or without oxaliplatin), (b) in combination with gemcitabine and abraxane or (c) following submission and filing of regulatory approval by Ipsen for purposes of commercialization by Ipsen; (ii) $150.0 million upon the regulatory approval by the FDA of ONIVYDE for the treatment of small cell lung cancer after failure of first-line chemotherapy; and (iii) $75.0 million upon the regulatory approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

In connection with the sale of the Commercial Business, on April 3, 2017, the Company entered into a transition services agreement, a sublease agreement and an intellectual property license agreement with Ipsen, among others, as further described in Note 13, “Subsequent Events.” Pursuant to the transition services agreement, the Company and Ipsen are providing certain services to each other for a period of 24 months following the closing, including Ipsen’s agreement to manufacture MM-310 and to perform certain quality related services.

Discontinued Operations and Assets Held for Sale

The condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 reflect the operations of the Commercial Business as a discontinued operation. Discontinued operations for the three months ended March 31, 2017 and 2016 includes the following:

(in thousands)	Three Months Ended March 31,
	2017	2016
Revenues:
Product revenues, net	$16,135	$9,968
License and collaboration revenues	7,797	11,313
Other revenues	1,973	—
Total revenues	25,905	21,281
Costs and expenses:
Cost of revenues	3,890	711
Research and development expenses	3,730	4,880
Selling, general and administrative expenses	8,733	11,343
Restructuring expenses	5,265	—
Total costs and expenses	21,618	16,934
Other income and expenses:
Interest expense	(5,234)	(5,290)
Loss from discontinued operations	(947)	(943)

The carrying value of the assets and liabilities of the Commercial Business classified as “Assets held for sale” in the condensed consolidated balance sheets are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Assets
Current assets:
Accounts receivable, net	$8,985	$17,194
Inventory	15,532	14,554
Prepaid expenses and other current assets	2,117	1,547
Total current assets held for sale	26,634	33,295
Property and equipment, net	1,376	1,553
Intangible assets, net	3,833	3,977
Goodwill	3,605	3,605
Total long-term assets held for sale	8,814	9,135
Liabilities
Current liabilities:
Accounts payable, accrued expenses and other	28,563	20,613
Deferred revenues	38,624	36,226
Total current liabilities held for sale	67,187	56,839
Deferred revenues, net of current portion	16,877	25,673
Total liabilities held for sale	16,877	25,673

Inventory

Inventory of the Commercial Business as of March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials	$4,246	$4,483
Work in process	9,053	8,651
Finished goods	2,233	1,420
Total inventory	$15,532	$14,554

Restructuring Activities

On January 8, 2017, the Company announced a reduction in headcount by approximately 30% in connection with the Asset Sale and the completion of its strategic pipeline review. Upon the closing of the Asset Sale and the completion of its strategic pipeline review, the Company had approximately 80 employees.

Under this corporate restructuring, for the three months ended March 31, 2017, the Company recognized total restructuring expenses of $5.3 million, which was related to contractual termination benefits for employees with pre-existing severance arrangements. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The Company anticipates that the majority of these payments will be made during the second quarter of 2017. The expense of $5.3 million was included in discontinued operations, as the costs are directly associated with the sale of the Commercial Business.

The following table summarizes the charges related to the restructuring activities as of March 31, 2017:

(in thousands)	Accrued Restructuring Expenses at December 31, 2016	Expenses	Less: Payments	Accrued Restructuring Expenses at March 31, 2017
Severance, benefits and related costs	$—	$5,265	$—	$5,265
Totals	$—	$5,265	$—	$5,265

See Note 13, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements for additional information.

License and Collaboration Agreements Related to the Asset Sale

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

On April 3, 2017, the Baxalta Agreement and all related agreements, including the Company’s agreement related to the commercial supply of ONIVYDE, were assigned to Ipsen in connection with the Asset Sale. Pursuant to the Asset Sale Agreement, the Company retained the rights to receive net milestone payments of up to $33.0 million that may become payable pursuant to the Baxalta Agreement for the ex-U.S. development and commercialization of ONIVYDE, which is comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in the planned small cell lung cancer trial.

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

On April 3, 2017, the PharmaEngine Agreement and all related agreements, including the Company’s agreement related to its commercial supply of ONIVYDE, were assigned to Ipsen in connection with the Asset Sale.

4. Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

As of December 31, 2016, the Company had $21.5 million in unrestricted cash and cash equivalents, had suffered recurring losses from operations and had negative working capital and cash outflows from operating activities. Based on the evaluation completed in connection with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including consideration of management’s plans, the Company previously concluded that there was substantial doubt as to its ability to continue as a going concern within one year after March 1, 2017, the date that the consolidated financial statements were issued.

On April 3, 2017, the Company closed the Asset Sale with Ipsen and received a $575.0 million upfront cash payment (subject to a working capital adjustment). The Company used a portion of the cash payment to redeem the $175.0 million outstanding aggregate principal amount of 11.50% senior secured notes due 2022 (the “2022 Notes”), which also required an additional make-whole premium payment of approximately $20.1 million, and deposited $60.0 million into an escrow account in response to a lawsuit filed by the trustee and certain holders of its 4.50% convertible notes due 2020 (the “Convertible Notes”). The escrow and the lawsuit are described in more detail in Note 13, “Subsequent Events.” The Company also plans to distribute $140.0 million of the upfront cash payment in the form of a special cash dividend to stockholders. After consideration of the Company’s cash and cash equivalents balance at March 31, 2017 of $17.2 million and the net proceeds from the Asset Sale, the Company has concluded that the previous conditions and events that raised substantial doubt about its ability to continue as a going concern have been alleviated.

5. Income Taxes

Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted tax rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended March 31, 2017 and 2016, the Company did not recognize any tax expense or benefit due to its loss position. In the second quarter of 2017, when the sale of the Commercial Business closed, the Company will record a pre-tax gain on the sale of the Commercial Business. The Company expects to use a portion of its net operating losses to offset the taxable gain generated by the sale, which will result in a partial release of the Company’s valuation allowance in the second quarter of 2017. As of March 31, 2017, the sale of the Commercial Business had not been finalized, as all of the closing conditions had not been met and substantial uncertainty existed as to if the sale would be finalized. Therefore, as of March 31, 2017, after considering all available evidence, the Company concluded that it should maintain its valuation allowance.

6. Net Loss Per Common Share

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

As discussed in Note 10, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of Convertible Notes in an underwritten public offering. Following the repayment and satisfaction in full of the Company’s obligations to Hercules Technology Growth Capital, Inc. (“Hercules”) under its Loan and Security Agreement with Hercules (the “Loan Agreement”), which occurred in December 2015, upon any conversion of the Convertible Notes, the Convertible Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. As of March 31, 2017, $60.8 million aggregate principal amount of the Convertible Notes remained outstanding.

The stock options and conversion premium on the Convertible Notes are excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2017 and 2016 causes such securities to be anti-dilutive. Outstanding securities excluded from the calculation of diluted loss per share for the three months ended March 31, 2017 and 2016 are shown in the chart below:

	Three Months Ended March 31,
(in thousands)	2017	2016
Outstanding options to purchase common stock	16,523	21,647
Conversion of the Convertible Notes	12,158	25,000

7. Fair Value of Financial Instruments

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

The following tables show assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$7,386	$—	$—
Totals	$7,386	$—	$—

Liabilities:
Silver Creek warrant liability	$—	$—	$2,926
Totals	$—	$—	$2,926

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,373	$—	$—
Totals	$12,373	$—	$—

Liabilities:
Silver Creek warrant liability	$—	$—	$1,499
Totals	$—	$—	$1,499

In December 2016, Silver Creek issued warrants to purchase an aggregate of 1.9 million shares of Silver Creek Series C preferred stock (the “Silver Creek warrants”). During the first quarter of 2017, Silver Creek issued additional Silver Creek warrants to purchase an aggregate of 1.8 million shares of Silver Creek Series C preferred stock. The Silver Creek warrants were valued at $2.9 million and $1.5 million as of March 31, 2017 and December 31, 2016, respectively, using a Black-Scholes option pricing model, probability-weighted for different exercise scenarios. The key assumptions utilized in the Black-Scholes option pricing model as of March 31, 2017 were a risk-free interest rate of 2.2%, expected dividend yield of 0.0%, expected volatility of 62.2% and expected term of 6.9 years. The key assumptions utilized in the Black-Scholes option pricing model as of December 31, 2016 were a risk-free interest rate of 2.3%, expected dividend yield of 0.0%, expected volatility of 61.7% and expected term of 6.9 years. Changes in the fair value of the Silver Creek warrants are recognized as a component of “Other income, net” in the consolidated statements of operations and comprehensive loss.

There were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2017 or during the year ended December 31, 2016.

Other Fair Value Measurements

The estimated fair value of the Convertible Notes was $51.3 million as of March 31, 2017. The Company estimated the fair value of the Convertible Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Convertible Notes was $47.9 million as of March 31, 2017 due to the bifurcation of the conversion feature of the Convertible Notes as described more fully in Note 10, “Borrowings.”

As discussed in Note 10, “Borrowings,” in December 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 2022 Notes. The Company estimated the fair value of the 2022 Notes by using publicly-available information related to one of the 2022 Notes borrower’s portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input. The estimated fair value of the 2022 Notes was $172.7 million as of March 31, 2017. The carrying value of the 2022 Notes was $170.1 million as of March 31, 2017.

8. Marketable Securities

As of both March 31, 2017 and December 31, 2016, the Company maintained only cash equivalents comprised of money market funds. As of March 31, 2017, the Company did not hold any securities that were in an unrealized loss position. There were no realized gains or losses on available-for-sale securities for the three months ended March 31, 2017 or 2016.

9. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Accounts payable	$7,502	$2,692
Accrued goods and services	6,180	8,233
Accrued clinical trial costs	10,390	8,776
Accrued drug purchase costs	—	480
Accrued payroll and related benefits	3,308	3,394
Accrued restructuring expenses	581	774
Accrued interest	6,448	2,100
Accrued dividends payable	19	19
Silver Creek warrant liability	2,926	1,499
Deferred tax incentives	1,402	1,402
Total accounts payable, accrued expenses and other	$38,756	$29,369

10. Borrowings

2022 Notes

On December 22, 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 2022 Notes. As a result of this placement, the Company received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by the Company. The 2022 Notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. The Company will pay semi-annual installments of principal on the 2022 Notes of $21.9 million each on June 15 and December 15 of each year, beginning on June 15, 2019. The 2022 Notes will mature on December 15, 2022, unless earlier redeemed or repurchased in accordance with their terms prior to such date.

The 2022 Notes are senior secured obligations of the Company and will be equal in right of payment to all existing and future pari passu indebtedness of the Company (including the Company’s outstanding Convertible Notes), will be senior in right of payment to all existing and future subordinated indebtedness of the Company, will have the benefit of a security interest in the 2022 Notes collateral and will be junior in lien priority in respect of any asset-based lending collateral that secures any first priority lien obligations from time to time. The 2022 Notes contain customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness and make certain restricted payments, but do not contain covenants related to future financial performance. The 2022 Notes are secured by a first priority lien on substantially all of the Company’s assets.

The Company assessed the 2022 Notes pursuant to ASC 815, Derivatives and Hedging, to determine if any features necessitated bifurcation from the host instrument. The Company concluded that none of the embedded redemption features within the 2022 Notes require bifurcation, as these features are clearly and closely related to the host instrument.

Debt issuance costs incurred by the Company are accounted for as a direct deduction to the carrying value of the 2022 Notes and are amortized to interest expense using the effective interest method over the life of the 2022 Notes. For the three months ended March 31, 2017 and 2016, interest expense related to the 2022 Notes was $5.2 million and $5.2 million, respectively, and was included in discontinued operations.

The Company used a portion of the proceeds from the Asset Sale to extinguish the 2022 Notes. See Note 13, “Subsequent Events.”

Convertible Notes

In July 2013, the Company issued $125.0 million aggregate principal amount of Convertible Notes in an underwritten public offering. As a result of the Convertible Notes offering, the Company received net proceeds of approximately $120.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Convertible Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2014. The Convertible Notes are general unsecured senior obligations of the Company and rank (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes, (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, (iii)

effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

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

For the three months ended March 31, 2017 and 2016, interest expense related to the Convertible Notes was $1.7 million and $3.4 million, respectively. The decrease was primarily attributable to interest expense related to a reduction in the principal based on the conversion of some of the Convertible Notes that occurred in April 2016.

Future Minimum Payments under Outstanding Borrowings

Future minimum payments under outstanding borrowings as of March 31, 2017 are as follows:

(in thousands)	Convertible Notes
Remainder of 2017	$1,368
2018	2,736
2019	2,736
2020 and thereafter	63,527
Total	70,367
Less interest	(9,576)
Less unamortized discount	(12,863)
Less current portion	—
Long-term debt	$47,928

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

In February 2016, 4.1 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. At March 31, 2017, there were 5.5 million shares remaining available for grant under the 2011 Plan.

During the three months ended March 31, 2017 and 2016, the Company issued options to purchase 0.0 million and 3.1 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Options granted to directors vest immediately.

The fair value of stock options granted to employees during the three months ended March 31, 2017 and 2016 was estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.10%	1.3-1.5%
Expected dividend yield	0%	0%
Expected term	5.8 years	5.8 years
Expected volatility	67-68%	67-68%

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

The Company recognized stock-based compensation expense during the three months ended March 31, 2017 and 2016 as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Employee awards:
Research and development expense	$468	$1,525
Selling, general and administrative expense	328	985
Total stock-based compensation expense	$796	$2,510

The following table summarizes stock option activity during the three months ended March 31, 2017:

			Weighted-Average Remaining	Aggregate
(in thousands, except per share amounts)	Options	Weighted-Average Exercise Price	Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2016	19,024	$5.77	5.97	$7,564
Granted	3	$4.00
Exercised	(1,714)	$2.27
Forfeited	(790)	$6.49
Outstanding at March 31, 2017	16,523	$6.10	2.34	$1,989
Vested and expected to vest at March 31, 2017	16,367	$6.10	2.34	$1,989
Exercisable at March 31, 2017	13,827	$5.96	2.25	$1,989

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2017 and 2016 was $2.43 and $3.27, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $1.4 million and $2.1 million, respectively.

As of March 31, 2017, there was $3.0 million of total unrecognized stock-based compensation expense related to unvested employee stock awards. The Company expects to recognize this expense over a weighted-average period of approximately 1.6 years.

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

•

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Technical Expedients,” to clarify guidance on transition, determining collectability, non-cash consideration and the presentation of sales and other similar taxes.

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

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. The Company adopted the guidance and it did not have an impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either liabilities or equity and classification of excess tax benefits on the statement of cash flows. This guidance also permits a new entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company adopted the guidance and it did not have an impact on the consolidated financial statements.

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

13. Subsequent Events

On April 3, 2017, the Company completed the sale of the Commercial Business to Ipsen, which is outlined more fully in Note 3, “Sale of Commercial Business.”

In connection with the closing of the Asset Sale, on April 3, 2017, the Company entered into a transition services agreement with Ipsen pursuant to which the Company and Ipsen are providing certain services to each other for a period of 24 months following the closing, including Ipsen’s agreement to manufacture MM-310 and to perform certain quality related services in accordance with a manufacturing services agreement being negotiated by the parties.

In connection with the completion of the Asset Sale, on April 3, 2017, the Company irrevocably deposited the redemption price of the 2022 Notes of $175.0 million outstanding aggregate principal amount, interest through the redemption date and an additional make-whole premium payment of approximately $20.1 million with U.S. Bank National Association as trustee (the “Trustee”) under the Indenture dated as of December 22, 2015 (the “Indenture”) and irrevocably instructed the Trustee to apply such amount to the redemption in full of the 2022 Notes on the redemption date of April 27, 2017. The Indenture was satisfied and discharged on April 3, 2017.

In connection with the completion of the Asset Sale, on April 3, 2017, the Company entered into a sublease with Ipsen, pursuant to which Ipsen is subleasing from the Company approximately 70,237 square feet of leased space in the Company’s Cambridge, Massachusetts facility through the end of the term of the lease on June 30, 2019.

In connection with the completion of the Asset Sale, on April 3, 2017, the Company entered into an intellectual property license agreement with Ipsen, pursuant to which Ipsen granted to the Company a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license in and to all patents included in the transferred intellectual property, other than certain patents relating to generic liposomal technology, with respect to which the license will be exclusive, in each case for use outside of the Commercial Business. The Company granted to Ipsen a non-exclusive, royalty-free, fully paid up, perpetual, irrevocable and worldwide license to all patents it owned at the time of the closing of the transaction contemplated by the Asset Sale Agreement for use in connection with the Commercial Business.

On April 3, 2017, the Company entered into an amendment to its facility lease. This lease amendment reduces the final date of the term for approximately 29,157 square feet of leased space at the Company’s current facility in Cambridge, Massachusetts from June 30, 2019 to May 15, 2018 or earlier upon landlord’s election. As a result of this amendment, the Company’s lease payments through 2019 will be reduced by approximately $1.7 million.

In connection with the completion of the Asset Sale and the completion of our strategic pipeline review, on April 3, 2017, the Company reduced its headcount by approximately 30%. Upon the closing of the Asset Sale, the Company had approximately 80 employees.

On April 5, 2017, the Company’s board of directors authorized and declared a special cash dividend of $140.0 million on the Company's common stock. The special dividend is payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. The ex-dividend date for the special dividend will be May 30, 2017, the first trading day following the payment date.

On April 7, 2017, the previously disclosed Loan and Security Agreement (the “Credit Agreement”) between the Company and BioPharma Credit Investments IV Sub, LP expired. No amounts were borrowed under the Credit Agreement.

In connection with a lawsuit filed by the trustee and certain holders of the Convertible Notes in the Court of Chancery in the State of Delaware, captioned Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, Highbridge International LLC, and Highbridge Tactical Credit & Convertibles Master Fund, L.P. v. Merrimack Pharmaceuticals, Inc. (the “Delaware Action”), the Company has agreed to deposit, and in April 2017 did deposit, $60.0 million in proceeds from the Asset Sale into an escrow account. The funds will remain in escrow for the duration of the Delaware Action in order to provide security to the plaintiffs for their claims in the Delaware Action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer to ensure that patients and their families live fulfilling lives. Our mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All our product candidates, including three in clinical studies and several others in preclinical development, fit into our strategy of (1) understanding the biological problems we are trying to solve, (2) designing specific solutions and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes.

On April 3, 2017, we announced that we commenced operating as a new, refocused research and clinical development company in connection with the completion of our previously announced transaction, or the asset sale, with Ipsen S.A., or Ipsen. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the asset sale agreement, between us and Ipsen, Ipsen acquired our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, our first commercial product, and MM-436, or the commercial business. We received $575.0 million in cash (subject to a working capital adjustment) upon the closing of the asset sale and are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We also retained the rights to receive net milestone payments of up to $33.0 million that may become payable pursuant to the license and collaboration agreement with Baxalta, which we refer to as the Baxalta agreement, for the ex-U.S. development and commercialization of ONIVYDE. As of March 31, 2017, all historical transactions impacting the consolidated statements of operations and comprehensive loss related to the asset sale have been reclassified under discontinued operations. All assets and liabilities related to the asset sale have been recorded under assets and liabilities held for sale as of March 31, 2017.

With the completion of the asset sale, we are prioritizing three clinical-stage programs:

•

MM-121 (seribantumab), a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. We are currently conducting the Phase 2 randomized SHERLOC clinical trial evaluating MM-121 in heregulin positive non-small cell lung cancer patients in combination with docetaxel or pemetrexed and plans to initiate another Phase 2 randomized clinical trial in 2017 in heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer patients;

•

MM-141 (istiratumab), a fully human bispecific tetravalent monoclonal antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1, or IGF-1, receptor and ErbB3 (HER3) cell surface receptors. We are currently conducting the Phase 2 randomized CARRIE clinical trial evaluating MM-141 in previously untreated metastatic pancreatic cancer patients with high levels of free IGF-1 in combination with nab-paclitaxel and gemcitabine; and

•

MM-310, an antibody-directed nanotherapeutic, or ADN, that contains a novel prodrug of the highly potent chemotherapy docetaxel and targets the ephrin receptor A2, or EphA2, receptor, which is highly expressed in most solid tumor types. MM-310 was designed to improve the therapeutic window of docetaxel in major oncology indications, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. We initiated a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 in the first quarter of 2017.

In addition to our clinical-stage programs, we have several product candidates in preclinical development and a discovery effort advancing additional candidate medicines.

On January 8, 2017, we announced a planned reduction in our headcount by approximately 30% in connection with the closing of the asset sale and the completion of our strategic pipeline review, and upon the closing of the asset sale we had approximately 80 employees.

We have devoted substantially all of our resources to our drug discovery and development efforts, including advancing our systems biology approach, conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We currently have no products approved for sale and all of our revenue to date has been collaboration revenue and through sales of ONIVYDE and, to date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale of ONIVYDE.

As of March 31, 2017, we had unrestricted cash and cash equivalents and marketable securities of $17.2 million. We believe that at our currently forecasted spending rates, our financial resources existing immediately following the completion of the asset sale, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our operations into the second half of 2019.

We have never been profitable and, as of March 31, 2017, we had an accumulated deficit of $984.5 million. Our loss from continuing operations was $29.2 million and $37.7 million for the three months ended March 31, 2017 and 2016, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates. Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Ipsen

Pursuant to the asset sale agreement, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We also retained the rights to receive net milestone payments that may become payable pursuant to the Baxalta agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million.

In connection with the asset sale, we entered into a transition services agreement with Ipsen, pursuant to which we and Ipsen provide certain services to each other for a period of 24 months, including Ipsen’s agreement to manufacture MM-310 and to perform certain quality related services in accordance with a manufacturing services agreement being negotiated by us and Ipsen. Additionally, we entered into a sublease agreement with Ipsen under which Ipsen is subleasing approximately 70,237 square feet of our leased space in Cambridge, Massachusetts through the end of our lease term on June 30, 2019.

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

On April 3, 2017, the Baxalta agreement was assigned to Ipsen in connection with the completion of the sale of the commercial business. We retained the rights to receive net milestone payments that may become payable pursuant to the Baxalta agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million, which is comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in the planned small cell lung cancer trial.

On April 3, 2017, in connection with the asset sale, all agreements related to our collaboration with Baxalta and any associated obligations, including our agreement related to commercial supply of ONIVYDE, were assigned to Ipsen.

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we agreed to develop, manufacture and exclusively supply the bulk form of doxorubicin hydrochloride (HCl) liposome injection to Actavis. On April 3, 2017, the Actavis agreement was assigned to Ipsen in connection with the completion of the asset sale.

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

On April 3, 2017, in connection with the asset sale, the PharmaEngine agreement and all related agreements and any associated obligations, including our agreement related to our commercial supply of ONIVYDE to PharmaEngine, were assigned to Ipsen.

Financial Operations Overview

Revenues

As a result of the asset sale, all revenue related to the Commercial Business has been reclassified under discontinued operations.

In the future, we may generate revenue from a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties in connection with future collaborations and licenses. We expect that any revenue we generate will fluctuate in future periods as a result of the timing of our or a collaborator’s achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of any payments to us relating to such milestones and the extent to which any of our product candidates are approved and successfully commercialized by us or a collaborator. If we fail, or any future collaborator fails, to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and development expenses

Research and development expenses consist of the costs associated with our research and discovery activities, including investment in our systems biology approach, conduct of preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

•	employee salaries and related expenses, which include stock-based compensation and benefits for the personnel involved in our drug discovery and development activities;
•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites;
•	manufacturing material expense for third-party manufacturing organizations and consultants, including costs associated with manufacturing product prior to product approval;
•	license fees for and milestone payments related to in-licensed products and technologies; and
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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
MM-121	$3,595	$4,478
MM-141	2,787	2,344
MM-310	1,300	1,197
Preclinical, general research and discovery	8,986	10,666
Legacy programs (MM-302, MM-151, MM-131)	4,469	7,792
Stock-based compensation	468	1,525
Total research and development expenses	$21,605	$28,002

In connection with the asset sale, all expenses related to the Commercial Business have been reclassified under discontinued operations.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

MM-121 (seribantumab)

In February 2015, we initiated a global, open-label, biomarker-selected, randomized Phase 2 clinical trial of MM-121 in patients with heregulin positive, locally advanced or metastatic non-small cell lung cancer.

Additionally, in 2017, we intend to initiate a randomized Phase 2 clinical trial of MM-121 in patients with ErbB2 (HER2) negative, heregulin positive breast cancer.

MM-141 (istiratumab)

In May 2015, we initiated a randomized, double-blinded, placebo-controlled Phase 2 clinical trial of MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone, in patients with newly diagnosed metastatic pancreatic cancer who have high serum levels of free IGF-1. We have completed a multi-arm Phase 1 clinical trial evaluating the safety and tolerability of MM-141 as a monotherapy and in combination with everolimus or with nab-paclitaxel and gemcitabine in patients with advanced solid tumors.

MM-310

In March 2017, we initiated an open-label Phase 1 clinical trial of MM-310 in solid tumors to assess the safety, pharmacology and preliminary activity of MM-310.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our commercial, legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs to support employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, including patent-related expenses, and accounting and information technology services. We expect to maintain general and administrative expenses in future periods as we continue to support the development and commercialization of our clinical products.

Restructuring expenses

As a result of the corporate restructuring activities described above, we recognized total restructuring expenses of $5.3 million during the three months ended March 31, 2017 related to contractual termination benefits for employees with pre-existing severance arrangements and one-time employee termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. We anticipate that the majority of these payments will be made during the second quarter of 2017. The total restructuring expenses for the three months ended March 31, 2017 have been recorded within discontinued operations.

Interest expense

Interest expense consists primarily of cash and non-cash interest related to our 4.50% convertible notes due 2020, or the convertible notes, and our 11.50% senior secured notes due 2022, or the 2022 notes.

On April 3, 2017, in connection with the completion of the asset sale, we irrevocably deposited the aggregate redemption price of the 2022 notes, plus accrued and unpaid interest, with U.S. Bank National Association as trustee under the Indenture, dated as of December 22, 2015, or the indenture, and irrevocably instructed the trustee to apply such amount to the redemption in full of the 2022 notes on the redemption date of April 27, 2017. The indenture was satisfied and discharged on April 3, 2017.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include estimated service periods and services to be completed under a collaboration, useful lives with respect to long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, intangible assets, goodwill, in-process research and development, tax valuation reserves and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 1, 2017, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2016, other than those noted in Note 3, “Sale of Commercial Business,” in the accompanying notes to the condensed consolidated financial statements. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

Research and development expenses

	Three Months Ended March 31,
(in thousands)	2017	2016
Research and development expenses	$(21,605)	$(28,002)
General and administrative expenses	(5,634)	(6,452)
Loss from continuing operations	(27,239)	(34,454)
Interest income	14	72
Interest expense	(1,979)	(3,290)
Other expense, net	(2)	(43)
Loss from continuing operations	$(29,206)	$(37,715)

Research and development expenses were $21.6 million for the three months ended March 31, 2017 compared to $28.0 million for the three months ended March 31, 2016, a decrease of $6.4 million, or 23%. This decrease was primarily attributable to:

•	$3.3 million of decreased expenses related to our legacy programs as a result of our prioritization of MM-121, MM-141 and MM-310 and close-out activities associated with the legacy programs;
•

$1.7 million of decreased expenses related to our preclinical, general research and discovery related to the refocus of early stage development spend and lower overhead costs to support general research and development expense related to the reduction in headcount; and

•	$1.1 million of decreased expenses related to stock-based compensation due to lower headcount related to the restructuring activities.

General and administrative expenses

General and administrative expenses were $5.6 million for the three months ended March 31, 2017 compared to $6.5 million for the three months ended March 31, 2016, a decrease of $0.9 million, or 14%. This decrease was primarily attributable to lower headcount related to the restructuring activities.

Interest expense

Interest expense was $2.0 million for the three months ended March 31, 2017 compared to $3.3 million for the three months ended March 31, 2016, a decrease of $1.3 million, or 40%. This decrease was primarily attributable to interest expense related to a reduction in the principal balance of the convertible notes based on the conversion of some of our convertible notes on April 2016.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale of ONIVYDE. Through March 31, 2017, we have received $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $487.6 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations and $68.9 million of cash receipts related to ONIVYDE sales. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $4.9 million in upfront fees and reimbursements as of March 31, 2017. In connection with the asset sale on April 3, 2017, we no longer will receive cash receipts related to ONIVYDE sales or upfront fees and reimbursements related to any manufacturing arrangement, as all rights to receive cash from these activities have been assigned to Ipsen. As of March 31, 2017, we had unrestricted cash and cash equivalents and marketable securities of $17.2 million.

As of March 31, 2017, within our unrestricted cash and cash equivalents, $2.8 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $2.8 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash used in operating activities	$(10,156)	$(53,523)
Net cash used in investing activities	(290)	(85,491)
Net cash provided by financing activities	6,077	1,645
Net decrease in cash and cash equivalents	$(4,369)	$(137,369)

Operating activities

Cash used in operating activities of $10.2 million during the three months ended March 31, 2017, of which $18.1 million was used by continuing operations and $8.0 million was provided by discontinued operations, was primarily a result of our $29.2 million net loss from continuing operations and a net increase in operating assets and liabilities of $7.6 million. The net increase in operating assets and liabilities during the three months ended March 31, 2017 was primarily driven by cash management strategies. This increase was offset by $3.5 million of non-cash items, including $0.8 million of stock-based compensation expense and $1.5 million in non-cash interest expense. Cash used in operating activities of $53.5 million during the three months ended March 31, 2016, of which $32.7 million was used by continuing operations and $20.8 million was used by discontinued operations, was primarily a result of our net loss from continuing operations of $37.7 million and a net decrease in operating assets and liabilities of $0.9 million. The net decrease in operating assets and liabilities during the three months ended March 31, 2016 was primarily driven by decreases in accounts payable and accrued expenses.  These decreases were offset by $5.9 million of non-cash items, including $2.5 million of stock-based compensation expense and $2.2 million in non-cash interest expense.

Investing activities

Cash used in investing activities of $0.3 million during the three months ended March 31, 2017 was primarily due to purchases of property and equipment. Cash used in investing activities of $85.5 million during the three months ended March 31, 2016 was primarily due to purchases of marketable securities of $84.3 million in addition to $1.2 million of property and equipment purchases.

Financing activities

Cash provided by financing activities of $6.1 million during the three months ended March 31, 2017 was primarily due to $4.0 million of proceeds received from the exercise of stock options and $2.0 million of proceeds received from the issuance of Series C preferred stock by Silver Creek. Cash provided by financing activities of $1.6 million during the three months ended March 31, 2016 was due to proceeds received from the exercise of stock options.

Borrowings and other liabilities

In December 2015, we closed a private placement of $175.0 million aggregate principal amount of 2022 notes. The 2022 notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. In connection with the completion of the asset sale, on April 3, 2017, we irrevocably deposited the aggregate redemption price of the 2022 notes of 111.5% of the principal amount, plus accrued and unpaid interest, with the trustee and irrevocably instructed the trustee to apply such amount to the redemption in full of the 2022 notes on the redemption date of April 27, 2017. The indenture was satisfied and discharged on April 3, 2017.

In July 2013, we issued convertible notes in the aggregate principal amount of $125.0 million. The convertible notes are convertible into common stock upon satisfaction of certain conditions. The convertible notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The convertible notes will mature on July 15, 2020 unless earlier repurchased by us or converted at the option of holders. On April 13, 2016, we entered into conversion agreements with certain holders of our convertible notes. Under the conversion agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of convertible notes held by them. In connection with a lawsuit filed by the trustee and certain holders of the

Convertible Notes in the Court of Chancery in the State of Delaware, captioned Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, Highbridge International LLC, and Highbridge Tactical Credit & Convertibles Master Fund, L.P. v. Merrimack Pharmaceuticals, Inc., or the Delaware Action, we have agreed to deposit, and in April 2017 did deposit, $60.0 million in proceeds from the asset sale into an escrow account. The funds will remain in escrow for the duration of the Delaware Action in order to provide security to the plaintiffs for their claims in the Delaware Action. See Note 10, “Borrowings,” in the accompanying notes to the condensed consolidated financial statements for additional information.

Funding requirements

We have incurred significant expenses and operating losses to date, and we expect to continue to incur significant expenses and operating losses for at least the next several years. We anticipate that we will continue to incur significant expenses as we:

•	initiate or continue clinical trials of our most advanced product candidates;
•	continue the research and development of our other product candidates;
•	seek to discover additional product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials; and
•	continue to provide the operational, financial and management information systems and personnel to support our product development.

We believe that at our currently forecasted spending rates, our financial resources existing immediately following the completion of the asset sale, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our operations into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our most advanced product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms , and the success of any such future collaborations;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Baxalta;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Our contractual obligations and commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 1, 2017.

As described more fully in Note 3, “Sale of Commercial Business,” and Note 13, “Subsequent Events,” in connection with the completion of the asset sale, on April 3, 2017, we assigned to Ipsen all of our contracts relating to the commercial business, including our contracts with Baxalta, Actavis and PharmaEngine. As described more fully in Note 13, “Subsequent Events,” in connection with the completion of the asset sale, on April 3, 2017, we entered into a sublease with Ipsen pursuant to which Ipsen subleases from us approximately 70,237 square feet of leased space in our Cambridge, Massachusetts facility through the end of the term of the lease on June 30, 2019. As described more fully in Note 13, “Subsequent Events,” in connection with the completion of the asset sale, on April 3, 2017, we irrevocably deposited the redemption price of the 2022 Notes of $175.0 million outstanding aggregate principal amount, interest through the redemption date and an additional make-whole premium payment of approximately $20.1 million with U.S. Bank National Association as trustee under the indenture and irrevocably instructed the trustee to apply such amount to the redemption in full of the 2022 Notes on the redemption date of April 27, 2017. The indenture was satisfied and discharged on April 3, 2017.

As described more fully in Note 13, “Subsequent Events,” on April 3, 2017, we entered into an amendment to our facility lease, pursuant to which the final date of the term for approximately 29,157 square feet of leased space at our current facility in Cambridge, Massachusetts was reduced from June 30, 2019 to May 15, 2018 or earlier upon landlord’s election. As a result of this amendment, our lease payments through 2019 will be reduced by approximately $1.7 million.

There have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

See Note 12, “Recent Accounting Pronouncements,” in the accompanying notes to the condensed consolidated financial statements for a full description of recent accounting pronouncements.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

On March 15, 2017, the trustee and certain holders of our convertible notes filed the Delaware Action in the Court of Chancery in the State of Delaware. The Delaware Action complaint alleges that the sale of the commercial business to Ipsen was a sale of “substantially all” of our assets and therefore constituted a Fundamental Change (as defined in the indenture governing the convertible notes) as of the closing of the asset sale, which would trigger (a) certain obligations under the indenture governing the convertible notes, including an offer to repurchase the convertible notes, and (b) an event of default if Ipsen does not assume the obligations under the indenture and execute a supplemental indenture with respect to the convertible notes. We have decided to proceed directly to trial. In connection with this decision and the plaintiffs’ withdrawal of their motion for a preliminary injunction, we agreed to deposit, and in early April 2017 did deposit, into an escrow account $60.0 million in proceeds from the asset sale. On April 24, 2017, the plaintiffs filed an amended complaint that, among other things, includes additional allegations that an event of default has occurred under the indenture governing the convertible notes. In May 2017, we filed our answer and affirmative defenses to the amended complaint. Fact discovery is ongoing and expert discovery is scheduled to be completed prior to trial. The trial is currently scheduled for November 2017. We believe the Delaware Action is without merit and intend to vigorously defend against all claims asserted. However, if the Delaware Action is successful, we may be required to pay up to $60.8 million to repurchase the convertible notes, as well as additional interest and expenses of the plaintiffs, and/or we may be prohibited from issuing any of the funds in escrow as a special dividend to our stockholders.

On February 28, 2017, a putative stockholder class action suit was filed by a purported stockholder of ours in the Superior Court of Massachusetts for the County of Middlesex against us and our directors. The case was captioned Robert Garfield v. Merrimack Pharmaceuticals Inc., et al., or the Garfield Action. The Garfield Action complaint alleged that our directors breached their fiduciary duties by entering into the asset sale agreement with Ipsen and that the definitive proxy statement relating to the asset sale contained inadequate disclosures and omissions. Although we believed that the Garfield Action was without merit, to avoid the risk of the litigation delaying or adversely affecting the asset sale and to minimize the expense of defending the litigation related to the asset sale, we agreed to make supplemental disclosures related to the asset sale and to pay the plaintiff’s counsel $375,000 in attorney’s fees in connection with the resolution of the Garfield Action. As a result, the Garfield Action was dismissed with prejudice.

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

Risks Related to the Sale of our Commercial Business to Ipsen

Because the commercial business represented all of our revenues for fiscal year 2016, our business following the sale of the commercial business is substantially different than it was prior to such sale.

As a result of the completion of our previously announced asset sale with Ipsen, Ipsen acquired, pursuant to the asset sale agreement, our right, title and interest in the commercial business. The commercial business represented all of our revenues for the fiscal year 2016 and the three months ended March 31, 2017. Following the sale of the commercial business, we retained our non-commercial assets, including our clinical and preclinical development programs, or the pipeline business. Our results of operations and financial condition may be materially affected if we fail to grow our pipeline business, if we are unable to raise additional capital if needed to run the pipeline business, if we must incur significant costs in order to raise additional capital to run the pipeline business or if we are unable to successfully develop and commercialize our remaining product candidates.

The holders of certain of our outstanding convertible securities have asserted that the asset sale constitutes a “Fundamental Change” under the indenture that governs those convertible notes.

In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020, or convertible notes, of which an aggregate principal amount of $60.8 million remains outstanding as of March 31, 2017. On March 15, 2017, the Delaware Action was filed by the trustee and certain holders of the convertible notes in the Court of Chancery in the State of Delaware, captioned Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, Highbridge International LLC, and Highbridge Tactical Credit & Convertibles Master Fund, L.P. v. Merrimack Pharmaceuticals, Inc. The Delaware Action complaint alleges that the asset sale is a sale of “substantially all” of our assets and therefore constituted a Fundamental Change (as defined in the indenture governing the convertible notes) as of the closing of the asset sale, which would trigger (a) certain obligations under the indenture governing the convertible notes, including an offer to repurchase the convertible notes, and (b) an event of default if Ipsen does not assume the obligations under the indenture and execute a supplemental indenture with respect to the convertible notes. We have decided to proceed directly to trial and requested a schedule for discovery and trial that would result in a trial in fall 2017. In connection with this decision, we agreed to deposit, and in April 2017 did deposit, into an escrow account $60.0 million in proceeds from the asset sale. Although we believe the Delaware Action is without merit and intend to vigorously defend against all claims asserted, if the Delaware Action is successful, we may be required to pay up to $60.8 million to repurchase the convertible notes, plus additional interest, and/or we may be prohibited from issuing any of the funds in escrow as a special dividend to our stockholders. We may also incur significant expenses of litigation and, if the plaintiffs are successful, may be required to reimburse them for their expenses relating to the litigation.

We are, and in the future may be, subject to securities litigation, which is expensive and could divert our attention.

As discussed below, we are, and may in the future be, subject to securities class action litigation in connection with the asset sale. Securities litigation against us could result in substantial costs and divert our management’s attention, which could seriously harm our business. For instance, the Garfield Action was filed by a purported stockholder in the Superior Court of Massachusetts for the County of Middlesex against us and our directors. The case is captioned Robert Garfield v. Merrimack Pharmaceuticals Inc., et al. The Garfield Action complaint alleged that our directors breached their fiduciary duties by entering into the asset sale agreement and that the definitive proxy statement relating to the asset sale contained inadequate disclosures and omissions. Although we believed that the Garfield Action was without merit, to avoid the risk of the litigation delaying or adversely affecting the asset sale and to minimize the expense of defending the litigation related to the asset sale, we agreed to make supplemental disclosures related to the asset sale and to pay the plaintiff’s counsel $375,000 in attorney’s fees in connection with the resolution of the Garfield Action. As a result, the plaintiff concluded that the claims in the Garfield Action have been mooted, and the Garfield Action was dismissed with prejudice. Nonetheless, there can be no guarantee that there will not be additional securities class action litigation in connection with the asset sale.

Because our business is smaller following the sale of the commercial business, there is a possibility that our common stock may be delisted from the NASDAQ Global Market if we fail to satisfy the continued listing standards.

Even though we currently satisfy the continued listing standards for the NASDAQ Global Market, following the completion of the sale of the commercial business, our business is smaller and, therefore, we may fail to satisfy the continued listing standards of the NASDAQ Global Market. In the event that we are unable to satisfy the continued listing standards of the NASDAQ Global Market, our common stock may be delisted. Any delisting of our common stock from the NASDAQ Global Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

There can be no guarantee that Ipsen will comply with its obligation to use commercially reasonable efforts in connection with the development of ONIVYDE or that the milestones set forth in the Baxalta agreement will be achieved.

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

Additionally, although the asset sale agreement entitles us to receive certain net milestone payments of up to $33.0 million that may become payable under the Baxalta agreement, achievement of such milestones and payment of any or all of the $33.0 million is not guaranteed.

We cannot predict the timing or amount of any distributions to our stockholders.

Our board of directors authorized and declared a special cash dividend of $140.0 million on our common stock, payable in May 2017. If the Delaware Action, which we believe is without merit, is resolved favorably for us, the board intends to declare an additional special dividend at the conclusion of the Delaware Action to return to stockholders any remaining escrow funds, assuming that we have sufficient surplus at such time to allow for the declaration of this dividend. We cannot predict the exact timing or amount of such additional special dividend at this time, or the potential outcome of the Delaware Action or any other potential litigation challenging our position that we are not obligated to repurchase the convertible notes. In addition, our board of directors will need to approve such additional special dividend, and will only authorize such additional special dividend if there is sufficient surplus at that time. In the event there is not sufficient surplus, we may be unable to pay the expected dividend or any dividend.

Ipsen is not assuming any of the excluded liabilities under the asset sale agreement.

Pursuant to the asset sale agreement, Ipsen assumed only certain specified liabilities set forth in the asset sale agreement and did not assume all of the liabilities associated with the commercial business. Certain liabilities remain with us post-closing. While we believe that we have adequately accrued for these liabilities or are adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances that additional expenditures will not be incurred in resolving any such liabilities.

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

Since inception, we have incurred significant operating losses. Our net loss was $29.2 million for the three months ended March 31, 2017, $153.5 million for the year ended December 31, 2016, $147.8 million for the year ended December 31, 2015 and

$83.6 million for the year ended December 31, 2014. As of March 31, 2017, we had an accumulated deficit of $984.5 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale of ONIVYDE. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other therapeutic product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue clinical trials of our most advanced product candidates;
•	continue the research and development of our other product candidates;
•	seek to discover additional product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials; and
•	continue to provide the operational, financial and management information systems and personnel to support our product development.

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

We currently have, and will continue to have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of convertible notes, of which an aggregate principal amount of $60.8 million remains outstanding as of March 31, 2017. In December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022, or 2022 notes. Although we used a portion of the proceeds from the asset sale to extinguish the 2022 notes, we could in the future incur additional indebtedness beyond such amounts.

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

Upon the closing of the asset sale with Ipsen, which occurred on April 3, 2017, we received a $575.0 million upfront cash payment from Ipsen (subject to a working capital adjustment). We used these proceeds to redeem the 2022 notes, including payment of the $175.0 million outstanding aggregate principal amount, interest through the redemption date and an additional make-whole premium payment of approximately $20.1 million, and our board of directors declared a special cash dividend of $140.0 million payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. Additionally, if certain milestones under the Baxalta agreement are met, we currently expect to receive up to an aggregate of $33.0 million in net milestone payments in 2017. We believe that at our currently forecasted spending rates, our financial resources existing immediately following the completion of the asset sale, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our operations into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our most advanced product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms , and the success of any such future collaborations;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Baxalta;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and, even if regulatory approval is obtained, achieve product sales of any of our product candidates. In addition, any of our product candidates, even if approved, may not achieve commercial success. If we fail to generate sufficient revenues from collaborations or the commercialization of any of our product candidates, we will need to continue to rely on additional financing to achieve our business objectives.

Our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We do not have any committed external source of funds. Sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and these covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. The debt issued in a debt financing would also be senior to our outstanding shares of capital stock, and may rank equally with or senior to the convertible notes, upon our liquidation. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our investments are subject to risks that could result in losses.

We have invested and plan to continue to invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, including commercial paper, and money market instruments. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities.

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our clinical stage product candidates. All of our product candidates are in preclinical and clinical development. Clinical trials of our product candidates may not be successful. If we are unable to successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We invest a significant portion of our efforts and financial resources in the development of our clinical stage product candidates for the treatment of various types of cancer. All of our product candidates are still in preclinical and clinical development. Our ability to generate meaningful product revenues will depend heavily on the successful development of our product candidates. The success of our product candidates, which include both our therapeutic product candidates and diagnostic candidates, will depend on several factors, including the following:

•	successful enrollment in, and completion of, preclinical studies and clinical trials;
•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States for our product candidates, including our diagnostics;
•	establishing commercial manufacturing capabilities, which we anticipate doing primarily through arrangements with third-party manufacturers;
•	launching commercial sales of any approved products, whether alone or in collaboration with others;
•	acceptance of any approved products by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of any products following approval; and
•	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop our product candidates, which would materially harm our business.

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

We may never receive approval to commercialize our product candidates in the United States or other jurisdictions. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and successful interim results of a clinical trial do not necessarily predict successful final results.

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
•

the supply or quality of our product candidates, diagnostics or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or prohibitively expensive; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

For example, in December 2016, we decided to discontinue our Phase 2 clinical trial of MM-302 in combination with trastuzumab in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer based on an opinion from the Data Safety Monitoring Board that continuing the clinical trial would be unlikely to demonstrate benefit over the comparator treatments. We do not plan to invest in additional development of MM-302 at this time. Previously, in our Phase 2 clinical trial of MM-121 in patients with non-small cell lung cancer, two of the three cohorts (Groups A and C) failed to meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and ceased enrolling patients. Additionally, we did not meet the primary endpoints in our previous Phase 2 clinical trials of MM-121 in patients with ovarian cancer or in patients with breast cancer, although our ongoing biomarker analysis in each trial identified a potential subpopulation of patients potentially benefiting from MM-121 in combination with either paclitaxel or exemestane, respectively.

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

An important component of our business strategy is to develop, either alone or together with third parties, diagnostics for each of our therapeutic product candidates. There has been limited success to date industry-wide in developing diagnostics. To be successful, we will need to address a number of scientific, technical, regulatory and logistical challenges.

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

Even if any of our product candidates receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors that may be uncertain or subjective, including:

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

We are developing our product candidates for the treatment of solid tumors. There are a variety of available therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. This may make it difficult for us to achieve our business strategy of replacing existing therapies with our product candidates.

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

Even if we are able to commercialize any of our product candidates, those product candidates may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

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

Our ability to commercialize any approved products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors, including government payors such as Medicare and Medicaid, private health insurers and managed care organizations. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. The federal government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals and the other product candidates that we are developing and could have a material adverse effect our net revenue and results.

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

Moreover, there may be significant delays in obtaining reimbursement for any approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future weakening of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and appropriate payment rates from both government-funded and private payors for new products that we develop could therefore have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and an even greater risk related to the commercial sale of any products that we may develop. If we cannot successfully defend ourselves against claims that any of our product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for the products or product candidates that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of patients from clinical trials;
•	significant costs to defend the related litigation;
•	substantial monetary awards to patients;
•	loss of revenue; and
•	the inability to commercialize any products that we may develop.

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

We may establish separately funded companies for the development of product candidates using our systems biology approach in some areas outside the oncology field. These companies may not be successful in the development and commercialization of any product candidates.

We may apply our systems biology approach to disease areas outside the oncology field, and could do so through the establishment of separately funded companies. For example, we established Silver Creek to research and develop regenerative medicines to repair the heart using our systems biology approach. Silver Creek has received separate funding from investors other than us. To the extent we are not the majority owner of or control Silver Creek or other companies that we establish, Silver Creek or such other companies could take actions that we do not endorse or with which we disagree, such as using our systems biology approach in a way that reflects adversely on us. In addition, these companies may have difficulty raising additional funds and could encounter any of the risks in developing and commercializing product candidates to which we are subject.

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

Collaborations involving our product candidates pose the following risks to us:

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

For instance, Ipsen has agreed to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications. Although the results of this approval process may enable Ipsen to achieve the milestones necessary for us to receive the contingent payments under the asset sale agreement, there is no guarantee that Ipsen will take the steps set forth in the asset sale agreement and that such development will lead to the successful approval of ONIVYDE for such additional indications. Therefore, there can be no guarantees that any of the milestones set forth in the asset sale agreement will be achieved and that we will receive any future contingent payments.

Additionally, although the asset sale agreement entitles us to receive certain net milestone payments of up to $33.0 million under the Baxalta agreement, achievement of such milestones and payment of any or all of the $33.0 million is not guaranteed.

If we are not able to establish additional collaborations, we may have to alter our development plans.

Our product development programs and the potential commercialization of any approved product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We also intend to utilize diagnostics in several of our current and planned clinical trials, including current clinical trials of MM-121, MM-141 and MM-310, to preselect patients who will receive specified treatment regimens. We will rely on third-party laboratories to test patient samples in connection with such diagnostics. Any failure on the part of these laboratories to properly perform such testing could jeopardize those clinical trials and delay or prevent the approval of the associated therapeutic candidate.

Risks Related to the Manufacturing of Our Product Candidates

We expect to engage third parties for the production of our product candidates. This increases the risk that we will not have sufficient quantities of our product candidates at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We rely on third-party manufacturers for most of the aspects of the production of our product candidates, including the production of bulk drug substance and fill-finish and labeling activities. Reliance on third-party manufacturers entails risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, or Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

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

Furthermore, our products may compete with the products of other companies for access to manufacturing facilities. Because there are a limited number of manufacturers that operate under cGMP or QSR regulations and that might be capable of manufacturing for us at an appropriate scale, we may not have access to such manufacturers.

In connection with the asset sale, we entered into a transition services agreement with Ipsen, pursuant to which we and Ipsen are providing certain services to each other for a period of 24 months, including Ipsen’s agreement to manufacture MM-310 pursuant to a manufacturing services agreement being negotiated by us. Although we are negotiating arrangements with other third parties for our other product candidates, we do not currently have any agreements with third-party manufacturers for the clinical supply to us of any product candidates, and we may be unable to conclude such agreements or to do so on acceptable terms.

We currently rely on single suppliers for the resins, media and filters that we use for the manufacture of our product candidates. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place. Any performance failure or refusal to supply on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products. If our current suppliers cannot perform as agreed, we may be required to replace one or more of these suppliers. Although we believe that there may be a number of potential long-term replacements to each supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

We likely will rely upon third-party manufacturers to provide us with necessary reagents and instruments to develop, test and manufacture our in vitro diagnostics. Currently, many reagents are marketed as Research Use Only products under FDA regulations.

Our dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

If we fail to fulfill our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements with third parties, including with respect to MM-121, MM-141, MM-310, MM-302 and MM-151, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

We may not be able to obtain, maintain or protect proprietary rights necessary for the continued development and commercialization of our products, product candidates and research technologies, including as a result of challenges from companies who seek to sell generic versions of our products after expiration of any orphan drug exclusivity but prior to the applicable patent expiration.

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

In addition, our patents may also be challenged in a federal court in connection with a third party’s abbreviated new drug application, or ANDA, or a Section 505(b)(2) new drug application, or NDA, seeking FDA approval to market a generic version of our products, resulting in a patent challenge to one or more patents listed in the Orange Book for our product. This patent challenge can result in one or more of those Orange Book patents for our products being deemed uninfringed, invalid, unenforceable and/or narrowed in scope, which could compromise the scope or duration of our exclusive rights in the relevant product. An ANDA or Section 505(b)(2) NDA can be filed at any time after FDA approval of a product. Other challenges to a patent may be mounted without regard to the date of an FDA approval.

Our patents as issued or as subsequently limited by any litigation might not contain claims that are sufficiently broad to prevent others from circumventing our patent protection and utilizing our technologies. For instance, the issued patents relating to our product candidates may be limited to a particular indication and/or composition and may not cover similar compositions that have similar clinical properties. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. Also, our pending patent applications may not issue, and we may not receive any additional patents. We cannot be sure that our patents and patent applications, including our own and those that we have rights to under licenses from third parties, will adequately protect our intellectual property for a number of reasons, including, among other things, the following: (i) the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions; (ii) the actual protection afforded by a patent can vary from country to country and may depend upon the type of patent, the scope of its coverage and the availability of legal remedies in the country; (iii) the laws of foreign countries in which we market our products may afford little or no effective protection to our intellectual property, thereby easing our competitors' ability to compete with us in such countries; (iv) intellectual property laws and regulations and legal standards relating to the validity, scope and enforcement of patents covering pharmaceutical and biotechnological inventions are continually developing and changing, both in the United States and in other important markets outside the United States; (v) third parties may challenge, infringe, circumvent or seek to invalidate existing or future patents owned by or licensed to us; and (vi) the coverage claimed in a patent application can be significantly reduced before the patent is issued, and, as a consequence, our and our partners' patent applications may result in patents with narrower coverage than we desire or have planned for.

Risks Related to Regulatory Approval of Our Product Candidates

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates, including our clinical stage product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, import, export, sampling and marketing are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. ONIVYDE was our first and only product candidate to receive regulatory approval, and so we have only limited experience in filing and supporting the applications necessary to gain regulatory approvals. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA and other regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA or other regulatory agencies. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

Because our diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For several of our clinical stage product candidates, namely MM-121, MM-141 and MM-310, we are attempting to develop an in vitro diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider these in vitro diagnostics to be “in vitro companion diagnostic devices” that require simultaneous approval or clearance with the therapeutics will depend on whether the FDA views the diagnostics to be essential to the safety and efficacy of these therapeutics.

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

If we fail to maintain orphan drug designation for MM-141, we will have to rely on other rights and protections.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Laws, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a biologics license application, or BLA. The BPCIA is complex and has yet to be fully interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

In addition, a drug product approved under an NDA could face generic competition earlier than expected. The enactment of the Generic Drug User Fee Amendments of 2012 as part of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, established a user fee program that will generate hundreds of millions of dollars in funding for the FDA’s generic drug review program. Funding from the user fee program, along with performance goals that the FDA negotiated with the generic drug industry, is significantly decreasing the timeframe for FDA review and approval of generic drug applications.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products abroad.

We intend to market any product for which we obtain marketing approval, either ourselves or with commercialization partners, both within and outside the United States. This may increase the risks described below with respect to our compliance with foreign regulations.

In order to market and sell any approved products in the European Union and many other jurisdictions, we or our commercialization partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing, including sometimes additional testing in children. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or our future commercialization partners may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We or our future commercialization partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product for which we may obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP or QSR requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

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

Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the Health Care Reform Laws. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales of any approved products, business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the Health Care Reform Laws, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, the federal government has also announced delays in the implementation of key provisions of the Health Care Reform Laws, including the employer mandate. The implications of these delays for our sales of any approved products, business and financial condition, if any, are not yet clear.

The Health Care Reform Laws appear likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, legislative changes to the Health Care Reform Laws remain possible. We expect that the Health Care Reform Laws, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing programs, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines which could have a material adverse effect on our business, financial condition and results of operations.

As a condition of reimbursement for any product approved by the FDA, various U.S. federal and state healthcare programs require that we calculate and report certain pricing information to U.S. federal and state healthcare agencies. For example, we are required to provide average selling price information to CMS on a quarterly basis in order to compute Medicare Part B payment rates. Price reporting and payment obligations are highly complex and vary among products and programs. The calculation of average selling price includes a number of inputs from contracts with wholesalers, specialty distributors, group purchasing organizations and other customers. Manufacturers are also required to make an assessment of whether these agreements are deemed to be for bona fide services and that the services are deemed to be at fair market value in our industry and for our products. Our processes for estimating amounts due under these governmental pricing programs involve subjective decisions. As a result, our price reporting calculations are subject to the risk of errors and our methodologies for calculating these prices could be challenged under the federal False Claims Act or other laws. In addition, the Health Care Reform Laws modified the rules related to certain price reports and expanded the scope of pharmaceutical product sales to which Medicaid rebates apply, among other things. Uncertainty exists currently, as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. This uncertainty in the interpretation of the legislation increases the chances of an error in price reporting, which could in turn lead to a legal challenge, restatement or investigation. If we become subject to investigations, restatements or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Commercialization of Our Product Candidates

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we are found to have improperly promoted off-label uses while we marketed ONIVYDE, we may become subject to significant fines and other liability.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of products for which we obtain marketing approval. Arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include the following:

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

•

the federal transparency requirements under the Health Care Reform Laws require manufacturers of drugs, devices, biologics and medical supplies reimbursable under Medicare and Medicaid to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests, and provide for public reporting of the data reported by manufacturers;

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

On October 3, 2016, we announced a 22% reduction in headcount as part of a major corporate restructuring with the objective of prioritizing our research and development on a focused set of systems biology-derived oncology products and strengthening our financial runway. Additionally, on January 8, 2017, we announced a further planned reduction in headcount in connection with the closing of the asset sale to Ipsen and the completion of our strategic pipeline review. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future.

We have entered into and may continue to enter into or seek to enter into business combinations, acquisitions or divestitures which may be difficult to consummate, disrupt our business, divert management attention or dilute stockholder value.

As part of our business strategy, we may enter into business combinations, acquisitions or divestitures. Although we acquired Hermes in October 2009 and consummated the asset sale to Ipsen in April 2017, we have limited experience in making acquisitions and divestitures. In addition, acquisitions and divestitures are typically accompanied by a number of risks, including:

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

We have not historically declared or paid cash dividends on our common stock. Although our board of directors declared a special cash dividend of $140.0 million payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, we do not currently intend to pay any regular cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, with the exception of the anticipated special cash dividend, capital appreciation of our common stock, if any, will be the sole source of gain for holders of our common stock for the foreseeable future.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: May 10, 2017	By:	/s/ Yasir B. Al-Wakeel
Yasir B. Al-Wakeel
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Asset Purchase and Sale Agreement, dated as of January 7, 2017, by and between the Registrant and Ipsen S.A. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2017)

4.1

First Amendment to Loan and Security Agreement, dated as of February 23, 2017, by and between the Registrant and BioPharma Credit Investments IV Sub, LP (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

10.1

Employment Agreement, dated as of January 17, 2017, by and between the Registrant and Richard Peters (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

10.2*	Separation and Release of Claims Agreement, dated as of April 11, 2017, by and between the Registrant and Peter N. Laivins

10.3*	Separation and Release of Claims Agreement, dated as of April 11, 2017, by and between the Registrant and William M. McClements

10.4*	Separation and Release of Claims Agreement, dated as of April 11, 2017, by and between the Registrant and Edward J. Stewart

10.5*	Separation and Release of Claims Agreement, dated as of April 14, 2017, by and between the Registrant and William A. Sullivan

10.6*	Retention Bonus Agreement, dated as of April 3, 2017, by and between the Registrant and Yasir B. Al-Wakeel

10.7*	Retention Bonus Agreement, dated as of April 3, 2017, by and between the Registrant and Jeffrey A. Munsie

10.8*	Fifth Amendment of Lease, dated as of April 3, 2017, by and between the Registrant and ARE-MA Region No. 59, LLC

10.9*	Sublease Agreement, dated as of April 3, 2017, by and between the Registrant and Ipsen Bioscience, Inc.

10.10

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