Form 10-Q
period 2017-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2017-08-09
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were 132,793,256 shares of Common Stock, $0.01 par value per share, outstanding.

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
•

our receipt of payments related to the milestone events under the asset purchase and sale agreement with Ipsen S.A or under the license and collaboration agreement between Baxalta Incorporated, Baxalta US Inc., Baxalta GmbH and Ipsen S.A., when expected or at all;

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$135,501	$21,524
Restricted cash	102	102
Accounts receivable, net	43	275
Prepaid expenses and other current assets	5,917	2,239
Assets held for sale	—	33,295
Total current assets	141,563	57,435
Restricted cash	60,682	674
Property and equipment, net	11,178	14,212
Other assets	27	27
Assets held for sale, net of current portion	—	9,135
Total assets	$213,450	$81,483
Liabilities, non-controlling interest and stockholders’ equity/(deficit)
Current liabilities:
Accounts payable, accrued expenses and other	$33,989	$29,369
Deferred rent	2,077	2,014
Accrued intraperiod tax allocation	13,530	—
Income taxes payable	8,141	—
Liabilities held for sale	—	56,839
Total current liabilities	57,737	88,222
Deferred rent, net of current portion	2,330	3,386
Long-term debt	48,906	216,861
Liabilities held for sale, net of current portion	—	25,673
Total liabilities	108,973	334,142
Commitments and contingencies
Non-controlling interest	(2,031)	(1,539)
Stockholders’ equity/(deficit):
Preferred stock, $0.01 par value: 10,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued or outstanding at June 30, 2017 or December 31, 2016	—	—
Common stock, $0.01 par value: 200,000 shares authorized at June 30, 2017 and December 31, 2016; 132,741 and 130,197 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,327	1,302
Additional paid-in capital	578,103	702,377
Accumulated (deficit)	(472,922)	(954,799)
Total stockholders’ equity/(deficit)	106,508	(251,120)
Total liabilities, non-controlling interest and stockholders’ equity/(deficit)	$213,450	$81,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Costs and expenses:
Research and development expenses	$19,751	$27,695	$41,356	$55,697
General and administrative expenses	14,798	8,138	20,432	14,590
Total costs and expenses	34,549	35,833	61,788	70,287
Loss from continuing operations	(34,549)	(35,833)	(61,788)	(70,287)
Other income and expenses:
Interest income	382	122	396	194
Interest expense	(26,762)	(15,858)	(28,741)	(19,148)
Gain on sale of asset	1,703	—	1,703	—
Other expense, net	(659)	(64)	(661)	(107)
Net loss from continuing operations before income tax benefit	(59,885)	(51,633)	(89,091)	(89,348)
Income tax benefit	30,239	—	30,239	—
Net loss from continuing operations	(29,646)	(51,633)	(58,852)	(89,348)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	540,485	675	539,538	(268)

Net income (loss)	510,839	(50,958)	480,686	(89,616)
Net loss attributable to non-controlling interest	(724)	(208)	(1,191)	(393)
Net income (loss) attributable to Merrimack Pharmaceuticals, Inc.	$511,563	$(50,750)	$481,877	$(89,223)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	15	—	1
Other comprehensive loss	—	15	—	1
Comprehensive income (loss)	$511,563	$(50,735)	$481,877	$(89,222)

Amounts attributable to Merrimack Pharmaceuticals, Inc.:
Net loss from continuing operations	$(28,922)	$(51,425)	$(57,661)	$(88,955)
Income (loss) from discontinued operations, net of tax	540,485	675	539,538	(268)
Net income (loss) attributable to Merrimack Pharmaceuticals, Inc.	$511,563	$(50,750)	$481,877	$(89,223)
Basic and dilutive net income (loss) per common share
Net loss from continuing operations	$(0.22)	$(0.41)	$(0.44)	$(0.74)
Net income (loss) from discontinued operations, net of tax	4.08	0.01	4.10	(0.00)
Net income (loss) per share	$3.86	$(0.40)	$3.66	$(0.74)
Weighted-average common shares used per share calculations—basic and diluted	132,457	126,161	131,528	121,112
Cash dividend paid per common share	$1.055	$—	$1.055	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net income (loss)	$480,686	$(89,616)
Less:
Income (loss) from discontinued operations	539,538	(268)
Loss from continuing operations	(58,852)	(89,348)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	2,374	3,505
Loss on extinguishment of debt	4,887	14,566
Benefit from intraperiod tax allocation	(30,239)	—
Depreciation and amortization expense	2,058	2,333
Non-cash activity related to discontinued operations	15,025	—
(Gain) loss on sale of property and equipment	(512)	228
Stock-based compensation expense	9,529	6,077
Changes in operating assets and liabilities:
Accounts receivable	232	11
Prepaid expenses and other current assets	(4,022)	605
Income taxes payable	8,141	—
Accounts payable, accrued expenses and other	2,494	(8,454)
Deferred rent	(209)	579
Net cash used in continuing operations for operating activities	(49,094)	(69,898)
Net cash used in discontinuing operations for operating activities	(46,416)	(34,528)
Net cash used in operating activities	(95,510)	(104,426)
Cash flows from investing activities
Purchase of property and equipment	(287)	(2,050)
Proceeds from maturities and sales of available for sale securities	—	23,000
Proceeds on sale of property and equipment	1,104	—
Purchases of available for sale securities	—	(84,262)
Proceeds from sale of business	575,000	—
Changes in restricted cash	(60,008)	—
Net cash provided by (used in) investing activities	515,809	(63,312)
Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	6,079	2,598
Proceeds from issuance of Series C preferred stock by Silver Creek Inc., net of issuance costs	2,599	—
Repayment of debt	(175,000)	—
Payment of dividend	(140,000)	—
Proceeds from issuance of Silver Creek convertible promissory notes	—	1,025
Net cash provided by (used in) financing activities	(306,322)	3,623
Net increase (decrease) in cash and cash equivalents	113,977	(164,115)
Cash and cash equivalents, beginning of period	21,524	185,606
Cash and cash equivalents, end of period	$135,501	$21,491
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$349	$434
Receivables related to stock option exercises in prepaid expenses and other current assets	-	13
Receivables related to property and equipment sale in other current assets	155	—
Conversion of convertible debt into shares of common stock	—	64,209
Supplemental disclosure of cash flows
Cash paid for interest	28,872	—

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

On April 3, 2017, the Company completed the previously announced transaction (the “Asset Sale”) with Ipsen S.A. (“Ipsen”). Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017 (the “Asset Sale Agreement”), between the Company and Ipsen, the Company sold to Ipsen its right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in the Company’s business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, the Company’s first commercial product, and MM-436 (the “Commercial Business”). The Company received $575.0 million in cash, subject to a working capital adjustment, and is eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. The working capital adjustment is currently estimated as a $2.2 million receivable presented in prepaid expenses and other currents assets within the condensed consolidated balance sheets, which is expected to be received in the third quarter of 2017. The Company also retained the right to receive net milestone payments of up to $33.0 million that may become payable pursuant to the license and collaboration agreement with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH (collectively, “Baxalta”) for the ex-U.S. development and commercialization of ONIVYDE.

The Company’s non-commercial assets, including its clinical and preclinical development programs (the “Pipeline Business”), were not included in the Asset Sale and remain assets of the Company. As of the closing of the Asset Sale, the Company’s most advanced programs are as follows:

•

MM-121 (seribantumab), a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. The Company is currently conducting the Phase 2 randomized SHERLOC clinical trial evaluating MM-121 in heregulin positive non-small cell lung cancer patients and plans to initiate the Phase 2 randomized SHERBOC clinical trial in 2017 in heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer patients;

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

2. Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

The information presented in the condensed consolidated financial statements and related notes as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, is unaudited. The December 31, 2016 condensed consolidated balance sheets included herein were derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any future period.

As of March 31, 2017, the Commercial Business met all the conditions to be classified as a discontinued operation since the disposal of the Commercial Business represented a strategic shift that will have a major effect on the Company’s operations and financial results. The Company will not have further significant involvement in the operations of the discontinued Commercial Business. The operating results of the Commercial Business are reported as a loss from discontinued operations, net of tax in the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented. The gain recognized on the sale of the Commercial Business is presented in income (loss) from discontinued operations, net of tax in the consolidated statement of operations and comprehensive income (loss). In addition, in the condensed consolidated balance sheets as of December 31, 2016, the assets and liabilities held for sale have been presented separately. For additional information, see Note 3, “Sale of Commercial Business.”

These condensed consolidated financial statements include the accounts of the Company and Silver Creek Pharmaceuticals, Inc. (“Silver Creek”), representing a variable interest entity that the Company is required to consolidate. All intercompany transactions and balances have been eliminated in consolidation.

As of June 30, 2017, the Company’s unrestricted cash and cash equivalents includes $2.6 million of cash and cash equivalents held by Silver Creek. This $2.6 million held by Silver Creek is designated for the operations of Silver Creek.

In the first quarter of 2017, Silver Creek entered into a Series C preferred stock financing, issuing 1.4 million shares of Series C preferred stock at $1.50 per share for proceeds of $2.0 million. In conjunction with this sale in the first quarter of 2017, Silver Creek also issued warrants to purchase 1.8 million shares of Silver Creek Series C preferred stock to investors. In the second quarter of 2017, Silver Creek issued 0.4 million shares of Series C preferred stock at $1.50 per share for proceeds of $0.6 million. In conjunction with this sale in the second quarter of 2017, Silver Creek issued warrants to purchase 0.3 million shares of Silver Creek Series C preferred stock to investors. In June 2017, Silver Creek amended the warrant purchase agreements to increase the number of shares for which each warrant is redeemable. The incremental increase in the number of shares the warrants may be redeemed for as a result of the amendment was 1.3 million shares. As of June 30, 2017, the Company held a 51% ownership interest in Silver Creek and maintained control over the Silver Creek Board of Directors through its voting rights. As such, the Company remains the primary beneficiary of Silver Creek.

The change in the non-controlling interest related to Silver Creek was as follows:

(in thousands)	Non- Controlling Interest
Balance at December 31, 2016	$(1,539)
Net loss attributable to Silver Creek	(1,191)
Issuance of Silver Creek Series C preferred stock	699
Balance at June 30, 2017	$(2,031)

(in thousands)	Non- Controlling Interest
Balance at December 31, 2015	$239
Net loss attributable to Silver Creek	(393)
Balance at June 30, 2016	$(154)

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

In connection with the sale of the Commercial Business, on April 3, 2017, the Company entered into a transition services agreement with Ipsen pursuant to which the Company and Ipsen are providing certain services to each other for a period of 24 months following the closing, including Ipsen’s agreement to manufacture MM-310 and to perform certain quality related services in accordance with a manufacturing services agreement, the accounting impact of which is immaterial.

In connection with the completion of the Asset Sale, on April 3, 2017, the Company irrevocably deposited the redemption price of the 11.50% senior secured notes due 2022 (the “2022 Notes”) of $175.0 million outstanding aggregate principal amount, interest of $7.4 million through the redemption date and an additional make-whole premium payment of approximately $20.1 million with U.S. Bank National Association as trustee (the “Trustee”) under the Indenture dated as of December 22, 2015 (the “Indenture”) and irrevocably instructed the Trustee to apply such amount to the redemption in full of the 2022 Notes on the redemption date of April 27, 2017. The Indenture was satisfied and discharged on April 3, 2017.

In connection with the completion of the Asset Sale, on April 3, 2017, the Company entered into a sublease with Ipsen, pursuant to which Ipsen is subleasing from the Company approximately 70,237 square feet of leased space in the Company’s Cambridge, Massachusetts facility through the end of the term of the lease on June 30, 2019. Payments under the sublease are recorded as an offset to rent expense in the condensed consolidated statement of operations and comprehensive income (loss).

Also in connection with the completion of the Asset Sale, on April 3, 2017, the Company entered into an intellectual property license agreement with Ipsen, pursuant to which Ipsen granted to the Company a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license in and to all patents included in the transferred intellectual property, other than certain patents relating to generic liposomal technology, with respect to which the license will be exclusive, in each case for use outside of the Commercial Business. The Company granted to Ipsen a non-exclusive, royalty-free, fully paid up, perpetual, irrevocable and worldwide license to all patents it owned at the time of the closing of the transaction contemplated by the Asset Sale Agreement for use in connection with the Commercial Business. This transfer of intellectual property did not impact the financial statements as no amounts related to the intellectual property had previously been recorded.

On April 5, 2017, the Company announced that its Board of Directors authorized and declared a special cash dividend of $140.0 million on the Company's common stock. The special dividend was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. The special dividend resulted in a decrease to additional paid-in capital.

Discontinued Operations and Assets Held for Sale

The condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 reflect the operations of the Commercial Business as a discontinued operation. The Company recorded a gain of approximately $598.2 million on the Asset Sale, which is included in gain from discontinued operations on the condensed consolidated statements of operations and comprehensive income (loss). Discontinued operations for the three and six months ended June 30, 2017 and 2016 includes the following:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product revenues, net	$—	$12,851	$16,135	$22,819
License and collaboration revenues	—	19,332	7,797	30,645
Other revenues	—	1,498	1,973	1,498
Total revenues	—	33,681	25,905	54,962
Costs and expenses:
Cost of revenues	—	1,872	3,890	2,583
Research and development expenses	—	13,302	3,700	18,181
Selling, general and administrative expenses	—	12,542	8,709	23,885
Restructuring expenses	4,216	—	9,535	—
Total costs and expenses	4,216	27,716	25,834	44,649
Other income and expenses:
Interest expense	(1,509)	(5,290)	(6,743)	(10,581)
Gain on sale of commercial business	598,120	—	598,120	—
Income (loss) from discontinued operations	$592,395	$675	$591,448	$(268)
Income tax expense	(51,910)	—	(51,910)	—
Total income (loss) from discontinued operations	$540,485	$675	$539,538	$(268)

The carrying value of the assets and liabilities of the Commercial Business classified as “Discontinued operations” in the condensed consolidated balance sheets is as follows:

(in thousands)	December 31, 2016
Assets
Current assets:
Accounts receivable, net	$17,194
Inventory	14,554
Prepaid expenses and other current assets	1,547
Total current assets held for sale	33,295
Property and equipment, net	1,553
Intangible assets, net	3,977
Goodwill	3,605
Total long-term assets held for sale	9,135
Liabilities
Current liabilities:
Accounts payable, accrued expenses and other	20,613
Deferred revenues	36,226
Total current liabilities held for sale	56,839
Deferred revenues, net of current portion	25,673
Total liabilities held for sale	25,673

Inventory

Inventory of the Commercial Business as of December 31, 2016 consisted of the following:

(in thousands)	December 31, 2016
Raw materials	$4,483
Work in process	8,651
Finished goods	1,420
Total inventory	$14,554

Restructuring Activities

On January 8, 2017, the Company announced a reduction in headcount by approximately 30% in connection with the Asset Sale and the completion of its strategic pipeline review. Upon the closing of the Asset Sale and the completion of its strategic pipeline review, the Company had approximately 80 employees.

Under this corporate restructuring, for the three and six months ended June 30, 2017, the Company recognized total restructuring expenses of $4.2 million and $9.5 million, respectively, which was related to contractual termination benefits for employees with pre-existing severance arrangements. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The majority of these payments were made during the second quarter of 2017. The remaining payments represent severance payments that will be paid over one year. The expense of $9.5 million was included in discontinued operations, as the costs are directly associated with the sale of the Commercial Business.

The following table summarizes the charges related to the restructuring activities as of June 30, 2017:

(in thousands)	Accrued Restructuring Expenses at December 31, 2016	Expenses	Less: Payments	Accrued Restructuring Expenses at June 30, 2017
Severance, benefits and related costs	$—	$9,521	$8,124	$1,397
Totals	$—	$9,521	$8,124	$1,397

These amounts are included in accounts payable, accrued expenses and other in the June 30, 2017 balance sheet.

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

On April 3, 2017, the Baxalta Agreement and all related agreements, including the Company’s agreement related to the commercial supply of ONIVYDE, were assigned to Ipsen in connection with the Asset Sale. Pursuant to the Asset Sale Agreement, the Company retained the right to receive net milestone payments of up to $33.0 million that may become payable pursuant to the Baxalta Agreement for the ex-U.S. development and commercialization of ONIVYDE, which is comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in a pivotal clinical trial in an indication other than pancreatic cancer.

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

On April 3, 2017, the Company closed the Asset Sale with Ipsen and received a $575.0 million upfront cash payment, subject to a working capital adjustment. The working capital adjustment is currently estimated as a $2.2 million receivable expected to be received in the third quarter of 2017. The Company used a portion of the cash payment to redeem the $175.0 million outstanding aggregate principal amount of the 2022 Notes, which also required an additional make-whole premium payment of approximately $20.1 million, and deposited $60.0 million into an escrow account in response to a lawsuit filed by the trustee and certain holders of its 4.50% convertible notes due 2020 (the “Convertible Notes”). The Company distributed $140.0 million of the upfront cash payment in the form of a special cash dividend to stockholders, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. After consideration of the Company’s cash and cash equivalents balance at March 31, 2017 of $17.2 million and the net proceeds from the Asset Sale, the Company has concluded that the previous conditions and events that raised substantial doubt about its ability to continue as a going concern have been alleviated. The Company updated its going concern assessment for the three months ended June 30, 2017 and concluded the Company is able to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

5. Income Taxes

Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted tax rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company completed the Asset Sale and recorded the income tax implications of the sale in the second quarter of 2017. The Asset Sale generated taxable income for the Company which has resulted in income tax expense.  The Company released a portion of its valuation allowance in the three months ended June 30, 2017 as it is now able to utilize its net operating loss carryforwards to offset the taxable income generated from the Asset Sale. The Company’s current income tax expense for the six months ended June 30, 2017 is $8.1 million, which is comprised primarily of federal Alternative Minimum Tax and state income tax.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate to continuing operations a tax benefit for the loss in continuing operations with an offsetting tax expense to discontinued operations.

For the three and six months ended June 30, 2017, the Company recognized an income tax benefit of $30.2 million in continuing operations and income tax expense in discontinued operations of $51.9 million related to the income generated in connection with the Asset Sale. As of June 30, 2017, the Company recorded an accrued income tax provision of $13.5 million.

In connection with the Asset Sale, the Company recorded an income tax provision in discontinued operations of $223.3 million prior to the release of the valuation allowance. The Company released $171.4 million of its valuation allowance in discontinued operations during the three months ended June 30, 2017, resulting in a total income tax expense of $51.9 million in discontinued operations.

6. Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to Merrimack Pharmaceuticals, Inc, by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options based on the treasury stock method. In a period when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods where a loss is reported, there is no difference in basic and dilutive loss per share. .

The Company follows the two-class method when computing net income (loss) per share, when it has issued shares that meet the definition participating securities. The two–class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three and six months ended June 30, 2017 and 2016, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of June 30, 2017 and 2016.

In addition, as discussed in Note 10, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of Convertible Notes in an underwritten public offering. Following the repayment and satisfaction in full of the Company’s obligations to Hercules Technology Growth Capital, Inc. (“Hercules”) under its Loan and Security Agreement with Hercules (the “Loan Agreement”), which occurred in December 2015, upon any conversion of the Convertible Notes, the Convertible Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. As of June 30, 2017, $60.8 million aggregate principal amount of the Convertible Notes remained outstanding.

The stock options and conversion premium on the Convertible Notes are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2016 causes such securities to be anti-dilutive. Outstanding securities excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2017 and 2016 are shown in the chart below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Outstanding options to purchase common stock	18,915	21,647	18,915	21,647
Conversion of the Convertible Notes	12,158	12,158	12,158	12,158

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

The following tables show assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$128,931	$—	$—
Totals	$128,931	$—	$—

Liabilities:
Silver Creek warrant liability	$—	$—	$4,062
Totals	$—	$—	$4,062

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,373	$—	$—
Totals	$12,373	$—	$—

Liabilities:
Silver Creek warrant liability	$—	$—	$1,499
Totals	$—	$—	$1,499

In December 2016, Silver Creek issued warrants to purchase an aggregate of 1.9 million shares of Silver Creek Series C preferred stock (the “Silver Creek warrants”). During the first quarter of 2017, Silver Creek issued additional Silver Creek warrants to purchase an aggregate of 1.8 million shares of Silver Creek Series C preferred stock. During the second quarter of 2017, Silver Creek issued additional Silver Creek warrants to purchase an aggregate of 0.3 million shares of Silver Creek Series C preferred stock. In June 2017, Silver Creek amended the outstanding warrant purchase agreements to increase the number of shares for which each warrant is redeemable. The Silver Creek warrants were valued at $4.1 million and $1.5 million as of June 30, 2017 and December 31, 2016, respectively, using a Black-Scholes option pricing model, probability-weighted for different exercise scenarios. The key assumptions utilized in the Black-Scholes option pricing model as of June 30, 2017 were a risk-free interest rate of 2.1%, expected dividend yield of 0.0%, expected volatility of 60.4% and expected term of 6.4 years – 7.0 years. The key assumptions utilized in the Black-Scholes option pricing model as of December 31, 2016 were a risk-free interest rate of 2.3%, expected dividend yield of 0.0%, expected volatility of 61.7% and expected term of 6.9 years. Changes in the fair value of the Silver Creek warrants are recognized as a component of “other income and expenses” in the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value for both the three and six months ended June 30, 2017 was $1.0 million, inclusive of $0.8 million incremental change resulting from the amendment to the warrant purchase agreements, and is recorded in other income (expense) on the statement of operations and comprehensive loss.

There were no changes in valuation techniques or transfers between the fair value measurement levels during the three or six months ended June 30, 2017 or during the year ended December 31, 2016.

Other Fair Value Measurements

The estimated fair value of the Convertible Notes was $36.7 million as of June 30, 2017. The Company estimated the fair value of the Convertible Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Convertible Notes was $48.9 million as of June 30, 2017 due to the bifurcation of the conversion feature of the Convertible Notes as described more fully in Note 10, “Borrowings.”

As discussed in Note 10, “Borrowings,” in December 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 2022 Notes. The Company estimated the fair value of the 2022 Notes by using publicly-available information related to one of the 2022 Notes borrower’s portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input. In connection with the completion of the Asset Sale, on April 3, 2017, the liability under the 2022 Notes was satisfied. The Company incurred a loss on extinguishment of $25.0 million as a result of the early repayment of the 2022 Notes, which is included in interest expense on the statement of operations. For additional information, see Note 3, “Sale of Commercial Business.”

8. Marketable Securities

As of both June 30, 2017 and December 31, 2016, the Company maintained only cash equivalents comprised of money market funds. As of June 30, 2017, the Company did not hold any securities that were in an unrealized loss position. There were no realized gains or losses on available-for-sale securities for the three or six months ended June 30, 2017 or 2016.

9. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Accounts payable	$8,298	$2,692
Accrued goods and services	5,467	8,233
Accrued clinical trial costs	10,382	8,776
Accrued drug purchase costs	—	480
Accrued payroll and related benefits	1,362	3,394
Accrued severance expenses	1,736	774
Accrued interest	1,261	2,100
Accrued dividends payable	19	19
Silver Creek warrant liability	4,062	1,499
Deferred tax incentives	1,402	1,402
Total accounts payable, accrued expenses and other	$33,989	$29,369

10. Borrowings

2022 Notes

On December 22, 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 2022 Notes. As a result of this placement, the Company received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by the Company. In connection with the completion of the Asset Sale on April 3, 2017, the liability under the 2022 Notes was satisfied. For additional information, see Note 3, “Sale of Commercial Business.” The 2022 Notes bore interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016.

The 2022 Notes contained customary covenants, including covenants that limited or restricted the Company’s ability to incur liens, incur indebtedness and make certain restricted payments, but did not contain covenants related to future financial performance. The 2022 Notes were secured by a first priority lien on substantially all of the Company’s assets.

The Company assessed the 2022 Notes pursuant to ASC 815, Derivatives and Hedging, to determine if any features necessitated bifurcation from the host instrument. The Company concluded that none of the embedded redemption features within the 2022 Notes required bifurcation, as these features were clearly and closely related to the host instrument.

Debt issuance costs incurred by the Company are accounted for as a direct deduction to the carrying value of the 2022 Notes and are amortized to interest expense using the effective interest method over the life of the 2022 Notes. In connection with the completion of the Asset Sale, on April 3, 2017, the Company voluntarily settled the principle liability of the 2022 Notes. As a result of the early repayment, for the three and six months ended June 30, 2017 a loss on extinguishment of $25.0 million was incurred As a result of the early repayment, a loss on extinguishment of $25.0 million was recognized in interest expense in the condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2017. The $25.0 million loss on extinguishment included a $20.1 million prepayment penalty and $4.9 million of amortization expense recognized for the remaining debt discount at settlement as a result of the early repayment, which is included in interest expense on the statement of operations. For the three and six months ended June 30, 2017, interest expense related to the 2022 Notes was $1.5 million and $6.7 million, respectively. For the three and six months ended June 30, 2016, interest expense related to the 2022 Notes was $5.2 million and $10.4 million, respectively. These amounts are included in discontinued operations.

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

The initial conversion rate of the Convertible Notes was 160.0000 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $6.25 per share of common stock. As a result of the special dividend that was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, the conversion rate of the Convertible Notes was adjusted from 160.0000 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes to 235.2112 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes. The conversion rate will be subject to further adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances.

In connection with a lawsuit filed by the trustee and certain holders of the Convertible Notes in the Court of Chancery in the State of Delaware, captioned Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, Highbridge International LLC, and Highbridge Tactical Credit & Convertibles Master Fund, L.P. v. Merrimack Pharmaceuticals, Inc. (the “Delaware Action”), the Company deposited $60.0 million in proceeds from the Asset Sale into an escrow account. The funds will remain in escrow for the duration of the Delaware Action in order to provide security to the plaintiffs for their claims in the Delaware Action.

For the three and six months ended June 30, 2017, interest expense related to the Convertible Notes was $1.7 million and $3.3 million, respectively. For the three and six months ended June 30, 2016, interest expense related to the Convertible Notes was $1.9 million and $5.3 million, respectively. The year-over-year decrease was primarily attributable to interest expense related to a reduction in the principal based on the conversion of some of the Convertible Notes that occurred in April 2016.

Future Minimum Payments under Outstanding Borrowings

Future minimum payments under outstanding borrowings as of June 30, 2017 are as follows:

(in thousands)	Convertible Notes
Remainder of 2017	$1,368
2018	2,736
2019	2,736
2020 and thereafter	63,527
Total	70,367
Less interest	(9,576)
Less unamortized discount	(11,885)
Less current portion	—
Long-term debt	$48,906

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

In February 2016, 4.1 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. At June 30, 2017, there were 2.3 million shares remaining available for grant under the 2011 Plan.

During both the three and six months ended June 30, 2017, the Company issued options to purchase 19.4 million shares of common stock. During the six months ended June 30, 2016 the Company issued options to purchase 3.8 million shares of common stock. These options generally vest over a three-year period for employees. Options granted to directors vest immediately.

As described in Note 3, “Sale of Commercial Business,” the Board of Directors authorized and declared a special cash dividend of $140.0 million on the Company's common stock, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. The Board of Directors determined, in accordance with the adjustment provision of each of the Company’s 1999 Stock Option Plan, as amended, the 2008 Stock Incentive Plan, as amended, and the 2011 Plan (collectively, the “Equity Plans”), that the special cash dividend was unusual and non-recurring and that appropriate adjustment to the stock options to purchase shares of the Corporation’s common stock outstanding under the Equity Plans was required. The Company treated this adjustment as a modification to the original stock option grant because the terms of the agreements were modified in order to preserve the value of the option awards after a large non-recurring cash dividend. The calculation of the incremental compensation expense is based on the excess of the fair value of the award measured immediately before and after the modification. As a result, the Company recognized an incremental compensation expense of $5.6 million associated with the modification in the second quarter of 2017.

The fair value of stock options granted to employees during the three and six months ended June 30, 2017 and 2016 was estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.7 – 2.0%	1.1 – 1.5%	1.7 – 2.1%	1.5 – 1.8%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.7 – 6.1 years	5.0 – 5.8 years	5.7 – 6.1 years	5.0 – 5.9 years
Expected volatility	65%	67 – 69%	65 – 68%	66 – 67%

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either liabilities or equity and classification of excess tax benefits on the statement of cash flows. This guidance also permits a new entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company adopted the guidance, electing to account for forfeitures when they occur, and it did not have an impact on the consolidated financial statements.

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2017 and 2016 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Employee awards:
Research and development expense	$4,916	$1,465	$5,383	$2,991
General and administrative expense	3,818	2,102	4,146	3,086
Total stock-based compensation expense	$8,734	$3,567	$9,529	$6,077

The following table summarizes stock option activity during the six months ended June 30, 2017:

			Weighted-Average Remaining	Aggregate
(in thousands, except per share amounts)	Options	Weighted-Average Exercise Price	Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2016	19,024	$5.77	5.97	$7,564
Granted	19,388	$2.46
Exercised	(2,562)	$2.29
Forfeited	(16,935)	$6.24
Outstanding at June 30, 2017	18,915	$2.43	5.87	$440
Vested and expected to vest at June 30, 2017	18,870	$2.43	5.86	$440
Exercisable at June 30, 2017	12,560	$2.81	3.98	$440

The weighted-average grant date fair value per share of stock options granted during the three and six months ended June 30, 2017 was $0.38 and $0.38, respectively. The weighted-average grant date fair value per share of stock options granted during the three and six months ended June 30, 2016 was $3.73 and $3.35, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2017 was $0.9 million and $2.3 million, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2016 was $0.6 million and $2.7 million, respectively.

As of June 30, 2017, there was $6.1 million of total unrecognized stock-based compensation expense related to unvested employee stock awards. The Company expects to recognize this expense over a weighted-average period of approximately 2.9 years.

12. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. Subsequent to the issuance of ASU 2014-09, the FASB also issued the following updates related to ASC 606, Revenue from Contracts with Customers:

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

The Company does not currently have any revenue generating contracts with customers due to the sale of its commercial business in the second quarter of 2017. The Company expects to adopt the new revenue standard on January 1, 2018 using the modified retrospective approach.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities,” which contains a number of provisions related to the measurement, presentation and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption of this guidance is not permitted with the exception of certain specific presentation requirements that are not currently applicable to the Company. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard should be applied prospectively to awards modified on or after the adoption date. This guidance will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

13. Subsequent Events

In July 2017, Silver Creek issued 1.7 million shares of Series C preferred stock at $1.50 per share for proceeds of $2.6 million. As of June 30, 2017, the Company held a 51% ownership interest in Silver Creek and maintained control over the Silver Creek board of directors through its voting rights. As a result of Silver Creek’s issuance of additional shares of Series C preferred stock in July 2017, the Company will evaluate whether the Silver Creek financial statements should continue to be consolidated.

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

On April 3, 2017, we announced that we commenced operating as a refocused research and clinical development company in connection with the completion of our previously announced transaction, or the asset sale, with Ipsen S.A., or Ipsen. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the asset sale agreement, between us and Ipsen, Ipsen acquired our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, our first commercial product, and MM-436, or the commercial business. We received $575.0 million in cash, subject to a working capital adjustment, and are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. The working capital adjustment is currently estimated as a $2.2 million receivable expected to be received in the third quarter of 2017. We also retained the right to receive net milestone payments of up to $33.0 million that may become payable pursuant to the license and collaboration agreement with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, collectively Baxalta, which we refer to as the

Baxalta agreement, for the ex-U.S. development and commercialization of ONIVYDE. As of June 30, 2017, all historical transactions impacting the condensed consolidated statements of operations and comprehensive income (loss) related to the asset sale have been reclassified under discontinued operations.

With the completion of the asset sale, we are prioritizing three clinical-stage programs:

•

MM-121 (seribantumab), a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. We are currently conducting the Phase 2 randomized SHERLOC clinical trial evaluating MM-121 in heregulin positive non-small cell lung cancer patients in combination with docetaxel or pemetrexed and plans to initiate the Phase 2 randomized SHERBOC clinical trial in 2017 in heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer patients;

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

As of June 30, 2017, we had unrestricted cash and cash equivalents and marketable securities of $135.5 million. We believe that at our currently forecasted spending rates, our existing financial resources, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our planned operations into the second half of 2019.

We have never been profitable and, as of June 30, 2017, we had an accumulated deficit of $472.9 million. Our loss from continuing operations before income tax expense was $59.9 million and $89.1 million for the three and six months ended June 30, 2017, respectively. Our loss from continuing operations was $51.6 million and $89.3 million for the three and six months ended June 30, 2016, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates. Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Ipsen

Pursuant to the asset sale agreement, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We also retained the right to receive net milestone payments that may become payable pursuant to the Baxalta agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million.

In connection with the asset sale, we entered into a transition services agreement with Ipsen, pursuant to which we and Ipsen provide certain services to each other for a period of 24 months, including Ipsen’s agreement to manufacture MM-310 and to perform certain quality related services in accordance with a manufacturing services agreement. Additionally, we entered into a sublease agreement with Ipsen under which Ipsen is subleasing approximately 70,237 square feet of our leased space in Cambridge, Massachusetts through the end of our lease term on June 30, 2019.

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

On April 3, 2017, the Baxalta agreement was assigned to Ipsen in connection with the completion of the sale of the commercial business. We retained the right to receive net milestone payments that may become payable pursuant to the Baxalta agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million, which is comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in a pivotal clinical trial in an indication other than pancreatic cancer.

On April 3, 2017, in connection with the asset sale, all agreements related to our collaboration with Baxalta and any associated obligations, including our agreement related to commercial supply of ONIVYDE, were assigned to Ipsen.

Actavis

In November 2013, we entered into a development, license and supply agreement with Watson Laboratories, Inc., or Actavis, which we refer to as the Actavis agreement, pursuant to which we agreed to develop, manufacture and exclusively supply the bulk form of doxorubicin hydrochloride (HCl) liposome injection to Actavis. On April 3, 2017, in connection with the completion of the asset sale, the Actavis agreement was assigned to Ipsen.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
MM-121	$3,312	$5,561	$6,907	$10,039
MM-141	3,631	1,882	6,418	4,226
MM-310	984	1,794	2,283	2,991
Preclinical, general research and discovery	6,112	10,062	15,100	20,728
Legacy programs (MM-302, MM-151, MM-131)	797	7,373	5,265	15,165
Stock-based compensation	4,915	1,023	5,383	2,548
Total research and development expenses	$19,751	$27,695	$41,356	$55,697

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

MM-121 (seribantumab)

In February 2015, we initiated the Phase 2 randomized SHERLOC clinical trial of MM-121 in patients with heregulin positive non-small cell lung cancer.

Additionally, in 2017, we plan to initiate the Phase 2 randomized SHERBOC clinical trial of MM-121 in heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer.

MM-141 (istiratumab)

In May 2015, we initiated the Phase 2 randomized CARRIE clinical trial of MM-141 in patients with previously untreated metastatic pancreatic cancer with high levels of free IGF-1 in combination with nab-paclitaxel and gemcitabine.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 in solid tumors to assess the safety and preliminary activity of MM-310.

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

Restructuring expenses

As a result of the corporate restructuring activities described above, we recognized total restructuring expenses of $4.2 million and $9.6 million during the three and six months ended June 30, 2017, respectively, related to contractual termination benefits for employees with pre-existing severance arrangements and one-time employee termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The majority of these payments were made during the second quarter of 2017. The total restructuring expenses for the three and six months ended June 30, 2017 have been recorded within discontinued operations.

Interest expense

Interest expense consists primarily of cash and non-cash interest related to our 4.50% convertible notes due 2020, or the convertible notes, for the three months ended June 30, 2017, and our 11.50% senior secured notes due 2022, or the 2022 notes, for all other periods presented.

On April 3, 2017, in connection with the completion of the asset sale, we irrevocably deposited the aggregate redemption price of the 2022 notes, plus accrued and unpaid interest of $7.4 million, with U.S. Bank National Association as trustee under the Indenture, dated as of December 22, 2015, or the indenture, and irrevocably instructed the trustee to apply such amount to the redemption in full of the 2022 notes on the redemption date of April 27, 2017. The indenture was satisfied and discharged on April 3, 2017.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

	Three Months Ended June 30,
(in thousands)	2017	2016
Research and development expenses	$(19,751)	$(27,695)
General and administrative expenses	(14,798)	(8,138)
Loss from continuing operations	(34,549)	(35,833)
Interest income	382	122
Interest expense	(26,762)	(15,858)
Gain on sale of assets	1,703	—
Other expense, net	(659)	(64)
Net loss from continuing operations before income tax benefit	$(59,885)	$(51,633)

Research and development expenses

Research and development expenses were $19.8 million for the three months ended June 30, 2017 compared to $27.7 million for the three months ended June 30, 2016, a decrease of $7.9 million, or 29%. This decrease was primarily attributable to:

•	$6.6 million of decreased expenses related to our legacy programs as a result of our prioritization of MM-121, MM-141 and MM-310 and close-out activities associated with the legacy programs;
•

$4.0 million of decreased expenses related to our preclinical, general research, and discovery efforts related to the refocus of our early stage development spend and lower overhead costs to support general research and development expense related to the reduction in headcount; and

•

The decreases in expense noted in the bullets above were offset by an increase in stock-based compensation expense of $3.9 million, due to the incremental expense recognized on the modification to the original stock option grants that occurred in the second quarter of 2017.

General and administrative expenses

General and administrative expenses were $14.8 million for the three months ended June 30, 2017 compared to $8.1 million for the three months ended June 30, 2016, an increase of $6.7 million, or 82%. This increase was primarily attributable to costs associated with the transition following the Asset Sale, including legal expenses and stock-based compensation.

Interest expense

Interest expense was $26.8 million for the three months ended June 30, 2017 compared to $15.9 million for the three months ended June 30, 2016, an increase of $10.9 million, or 69%. This increase was primarily attributable to interest expense related to the settlement of the 2022 notes and an additional make-whole premium payment of approximately $20.1 million.

Income tax benefit

For the three months ended June 30, 2017, the Company recognized an income tax benefit within continuing operations of $30.2 million and tax expense in discontinued operations of $51.9 million related to taxable income generated during the interim period as a result of the Asset Sale. For the three months ended June 30, 2016, the Company did not recognize any tax expense or benefit.

Discontinued operations

For the three months ended June 30, 2017 the Company recognized income from discontinued operations, net of tax of $540.5 million as a result of the net gain on the Asset Sale. For the three months ended June 30, 2016, the Company recognized income from discontinued operations, net of tax of approximately $0.7 million.

Comparison of the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
(in thousands)	2017	2016
Research and development expenses	$(41,356)	$(55,697)
General and administrative expenses	(20,432)	(14,590)
Loss from continuing operations	(61,788)	(70,287)
Interest income	396	194
Interest expense	(28,741)	(19,148)
Gain on sale of assets	1,703	—
Other expense, net	(661)	(107)
Net loss from continuing operations before income tax benefit	$(89,091)	$(89,348)

Research and development expenses

Research and development expenses were $41.4 million for the six months ended June 30, 2017 compared to $55.7 million for the six months ended June 30, 2016, a decrease of $14.3 million, or 26%. This decrease was primarily attributable to:

•	$9.9 million of decreased expenses related to our legacy programs as a result of our prioritization of MM-121, MM-141 and MM-310 and close-out activities associated with the legacy programs;
•

$5.6 million of decreased expenses related to our preclinical, general research and discovery related to the refocus of early stage development spend and lower overhead costs to support general research and development expense related to the reduction in headcount; and

•

The decreases in expense noted in the bullets above were offset by an increase in stock based compensation expense of $2.5 million, due to the incremental expense recognized on the modification to the original stock option grants that occurred in the second quarter of 2017.

General and administrative expenses

General and administrative expenses were $20.4 million for the six months ended June 30, 2017 compared to $14.6 million for the six months ended June 30, 2016, an increase of $5.8 million, or 40%. This increase was primarily attributable to the costs associated with the transition following the Asset Sale, including legal expenses and stock-based compensation.

Interest expense

Interest expense was $28.7 million for the six months ended June 30, 2017 compared to $19.1 million for the six months ended June 30, 2016, an increase of $9.6 million, or 50%. This increase was primarily attributable to interest expense related to the settlement of the 2022 notes and an additional make-whole premium payment of approximately $20.1 million.

Income tax benefit

For the six months ended June 30, 2017, the Company recognized an income tax benefit within continuing operations of $30.2 million and tax expense in discontinued operations of $51.9 million related to taxable income generated during the six months ended June 30, 2017 as a result of the Asset Sale. For the six months ended June 30, 2016, the Company did not recognize any tax expense or benefit.

Discontinued operations

For the six months ended June 30, 2017 the Company recognized income from discontinued operations, net of tax, of $539.6 million, as a result of the net gain on the Asset Sale. For the six months ended June 30, 2016, the Company recognized loss from discontinued operations, net of tax, of approximately $0.3 million.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale of ONIVYDE. Through June 30, 2017, we have received $575.0 million from the asset sale of ONIVYDE, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $487.6 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations and $68.9 million of cash receipts related to ONIVYDE sales. We also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $4.9 million in upfront fees and reimbursements as of June 30, 2017. In connection with the asset sale on April 3, 2017, we no longer will receive cash receipts related to ONIVYDE sales or upfront fees and reimbursements related to any manufacturing arrangement, as all rights to receive cash from these activities have been assigned to Ipsen. As of June 30, 2017, we had unrestricted cash and cash equivalents and marketable securities of $135.5 million.

As of June 30, 2017, within our unrestricted cash and cash equivalents, $2.6 million was cash and cash equivalents held by our majority owned subsidiary, Silver Creek Pharmaceuticals, Inc., or Silver Creek, which is consolidated for financial reporting purposes. This $2.6 million held by Silver Creek is designated for the operations of Silver Creek.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash used in operating activities	$(95,510)	$(104,426)
Net cash provided by (used in) investing activities	515,809	(63,312)
Net cash provided by (used in) financing activities	(306,322)	3,623
Net increase (decrease) in cash and cash equivalents	$113,977	$(164,115)

Operating activities

Cash used in operating activities of $95.5 million during the six months ended June 30, 2017, of which $49.1 million was used by continuing operations and $46.4 million was used by discontinued operations. The cash used in operating activities was primarily a result of our $58.9 million net loss from continuing operations and a net increase in operating assets and liabilities of $6.6 million. The net increase in operating assets and liabilities during the six months ended June 30, 2017 was primarily driven by the increase in income taxes payable. This increase was offset by non-cash items, including $9.5 million of stock-based compensation expense, $2.4 million in non-cash interest expense, $30.2 million income tax benefit, $15.0 million of non-cash activity related to discontinued operations, and a $4.9 million loss on extinguishment. Cash used in operating activities of $104.4 million during the six months ended June 30, 2016, of which $69.9 million was used by continuing operations and $34.5 million was used by discontinued operations, was primarily a result of our net loss from continuing operations of $89.3 million and a net decrease in operating assets and liabilities of $7.3 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2016 was primarily driven by decreases in accounts payable and accrued expenses. These decreases were offset by $26.7 million of non-cash items, including $6.1 million of stock-based compensation expense and $14.6 million of non-cash loss on extinguishment of convertible notes.

Investing activities

Cash provided by investing activities of $515.8 million during the six months ended June 30, 2017 was primarily due to cash received from the sale of the commercial business of $575.0 million, offset by $60.0 million transferred to restricted cash. Cash used in investing activities of $63.3 million during the six months ended June 30, 2016 was primarily due to purchases of marketable securities of $84.3 million in addition to $2.1 million of property and equipment purchases and proceeds from maturities of available for sale securities of $23.0 million.

Financing activities

Cash used in financing activities of $306.3 million during the six months ended June 30, 2017 was primarily due to the $175.0 million used to settle the principle balance of the 2022 notes and the $140.0 million dividend paid. Cash provided by financing activities of $3.6 million during the six months ended June 30, 2016 was due to proceeds received from the exercise of stock options.

Borrowings and other liabilities

In December 2015, we closed a private placement of $175.0 million aggregate principal amount of 2022 notes. The 2022 notes bore interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. In connection with the completion of the asset sale, on April 3, 2017, we irrevocably deposited the aggregate redemption price of the 2022 notes of 111.5% of the principal amount, plus accrued and unpaid interest of $7.4 million, with the trustee and irrevocably instructed the trustee to apply such amount to the redemption in full of the 2022 notes on the redemption date of April 27, 2017. The indenture was satisfied and discharged on April 3, 2017.

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

We believe that at our currently forecasted spending rates, our existing financial resources, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our planned operations into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our most advanced product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, and the success of any such future collaborations;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Baxalta;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

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

As described more fully in Note 3, “Sale of Commercial Business,” in connection with the completion of the asset sale, on April 3, 2017, we assigned to Ipsen all of our contracts relating to the commercial business, including our contracts with Baxalta, Actavis and PharmaEngine. Additionally, in connection with the completion of the asset sale, on April 3, 2017, we entered into a sublease with Ipsen pursuant to which Ipsen subleases from us approximately 70,237 square feet of leased space in our Cambridge, Massachusetts facility through the end of the term of the lease on June 30, 2019. Also, in connection with the completion of the asset sale, on April 3, 2017, we irrevocably deposited the redemption price of the 2022 Notes of $175.0 million outstanding aggregate principal amount, interest through the redemption date and an additional make-whole premium payment of approximately $20.1 million with U.S. Bank National Association as trustee under the indenture and irrevocably instructed the trustee to apply such amount to the redemption in full of the 2022 Notes on the redemption date of April 27, 2017. The indenture was satisfied and discharged on April 3, 2017.

On April 3, 2017, we entered into an amendment to our facility lease pursuant to which the final date of the term for approximately 29,157 square feet of leased space at our current facility in Cambridge, Massachusetts was reduced from June 30, 2019 to May 15, 2018 or earlier upon the landlord’s election. As a result of this amendment, our lease payments through 2019 will be reduced by approximately $1.7 million. On June 9, 2017, we entered into a further amendment to our facility lease pursuant to which we terminated the lease on approximately 25,735 square feet of leased space at our current facility in Cambridge, Massachusetts as of June 23, 2017. As a result of this amendment, our lease payments through 2019 will be reduced by approximately $4.4 million in the aggregate.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

On March 15, 2017, the trustee and certain holders of our convertible notes filed the Delaware Action in the Court of Chancery in the State of Delaware. The Delaware Action complaint alleges that the sale of the commercial business to Ipsen was a sale of “substantially all” of our assets and therefore constituted a Fundamental Change (as defined in the indenture governing the convertible notes) as of the closing of the asset sale, which would trigger (a) certain obligations under the indenture governing the convertible notes, including an offer to repurchase the convertible notes, and (b) an event of default if Ipsen does not assume the obligations under the indenture and execute a supplemental indenture with respect to the convertible notes. We have decided to proceed directly to trial. In connection with this decision and the plaintiffs’ withdrawal of their motion for a preliminary injunction, we agreed to deposit, and in early April 2017 did deposit, into an escrow account $60.0 million in proceeds from the asset sale. On April 24, 2017, the plaintiffs filed an amended complaint that, among other things, includes additional allegations that an event of default has occurred under the indenture governing the convertible notes. In May 2017, we filed our answer and affirmative defenses to the amended complaint. Fact discovery is ongoing and expert discovery is scheduled to be completed prior to trial. The trial is currently scheduled for November 2017. We believe the Delaware Action is without merit and intend to vigorously defend against all claims asserted. However, if the Delaware Action is successful, we may be required to pay up to $60.8 million to repurchase the convertible notes, as well as additional interest and expenses of the plaintiffs.

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

Risks Related to the Sale of our Commercial Business to Ipsen

Because the commercial business represented all of our revenues for fiscal year 2016 and the three months ended March 31, 2017, our business following the sale of the commercial business is substantially different than it was prior to such sale.

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

In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020, or convertible notes, of which an aggregate principal amount of $60.8 million remains outstanding as of June 30, 2017. On March 15, 2017, the Delaware Action was filed by the trustee and certain holders of the convertible notes in the Court of Chancery in the State of Delaware, captioned Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, Highbridge International LLC, and Highbridge Tactical Credit & Convertibles Master Fund, L.P. v. Merrimack Pharmaceuticals, Inc. The Delaware Action complaint alleges that the asset sale is a sale of “substantially all” of our assets and therefore constituted a Fundamental Change (as defined in the indenture governing the convertible notes) as of the closing of the asset sale, which would trigger (a) certain obligations under the indenture governing the convertible notes, including an offer to repurchase the convertible notes, and (b) an event of default if Ipsen does not assume the obligations under the indenture and execute a supplemental indenture with respect to the convertible notes. We have decided to proceed directly to trial and requested a schedule for discovery and trial that would result in a trial in fall 2017. In connection with this decision, we agreed to deposit, and in April 2017 did deposit, into an escrow account $60.0 million in proceeds from the asset sale. Although we believe the Delaware Action is without merit and intend to vigorously defend against all claims asserted, if the Delaware Action is successful, we may be required to pay up to $60.8 million to repurchase the convertible notes, plus additional interest. We may also incur significant expenses of litigation and, if the plaintiffs are successful, may be required to reimburse them for their expenses relating to the litigation.

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

Since inception, we have incurred significant operating losses. Our net loss from continuing operations before income tax benefit was $89.1 million for the six months ended June 30, 2017. Our net loss was $153.5 million for the year ended December 31, 2016, $147.8 million for the year ended December 31, 2015 and $83.6 million for the year ended December 31, 2014. As of June 30, 2017, we had an accumulated deficit of $472.9 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale of ONIVYDE. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other therapeutic product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We currently have, and will continue to have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of convertible notes, of which an aggregate principal amount of $60.8 million remains outstanding as of June 30, 2017. In December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022, or 2022 notes. Although we used a portion of the proceeds from the asset sale to extinguish the 2022 notes, we could in the future incur additional indebtedness beyond such amounts.

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

Upon the closing of the asset sale with Ipsen, which occurred on April 3, 2017, we received a $575.0 million upfront cash payment from Ipsen, subject to a working capital adjustment. The working capital adjustment is currently estimated as a $2.2 million receivable expected to be received in the third quarter of 2017. We used these proceeds to redeem the 2022 notes, including payment of the $175.0 million outstanding aggregate principal amount, interest through the redemption date and an additional make-whole premium payment of approximately $20.1 million, and our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. Additionally, if certain milestones under the Baxalta agreement are met, we currently expect to receive up to an aggregate of $33.0 million in net milestone payments in 2017. We believe that at our currently forecasted spending rates, our existing financial resources, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our planned operations into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our most advanced product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, and the success of any such future collaborations;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Baxalta;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

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

Risks Related to the Manufacturing of Our Product Candidates

We rely on third parties for the production of our product candidates. This increases the risk that we will not have sufficient quantities of our product candidates at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

In connection with the asset sale, we entered into a transition services agreement with Ipsen, pursuant to which we and Ipsen are providing certain services to each other for a period of 24 months, including Ipsen’s agreement to manufacture MM-310 pursuant to a manufacturing services agreement. Although we are negotiating arrangements with other third parties for our other product candidates, we do not currently have any agreements with third-party manufacturers for the clinical supply to us of any product candidates, and we may be unable to conclude such agreements or to do so on acceptable terms.

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

For example, in March 2010, then President Obama signed into law the Health Care Reform Laws, which were intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, provide benefits for patients within a coverage gap in the Medicare Part D prescription drug program, implement rules regarding prescription drug benefits under the health insurance exchanges and changes to the Medicare Drug Rebate program, expand the Public Health Service’s, or PHS’, 340B drug pricing program, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Further, the Health Care Reform Laws impose a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners.

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

As a condition of reimbursement for any product approved by the FDA, various U.S. federal and state healthcare programs require that certain pricing information be calculated and reported to U.S. federal and state healthcare agencies. For example, average selling price information must be reported to CMS on a quarterly basis in order to compute Medicare Part B payment rates. Price reporting and payment obligations are highly complex and vary among products and programs. The calculation of average selling price includes a number of inputs from contracts with wholesalers, specialty distributors, group purchasing organizations and other customers. Manufacturers are also required to make an assessment of whether these agreements are deemed to be for bona fide services and that the services are deemed to be at fair market value in our industry and for our products. Our processes for estimating amounts due under these governmental pricing programs have involved, and in the future would almost certainly involve, subjective decisions. As a result, our price reporting calculations are subject to the risk of errors and our methodologies for calculating these prices could be challenged under the federal False Claims Act or other laws. In addition, the Health Care Reform Laws modified the rules related to certain price reports and expanded the scope of pharmaceutical product sales to which Medicaid rebates apply, among other things. Uncertainty exists currently, as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. This uncertainty in the interpretation of the legislation increases the chances of an error in price reporting, which could in turn lead to a legal challenge, restatement or investigation. If we become subject to investigations, restatements or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have not historically declared or paid cash dividends on our common stock. Although our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, we do not currently intend to pay any regular cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: August 9, 2017	By:	/s/ Richard Peters, M.D., Ph.D.
Richard Peters, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: August 9, 2017	By:	/s/ John L. Green
John L. Green
Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Employment Agreement, dated as of May 1, 2017, by and between the Registrant and Daryl C. Drummond

10.2*	Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Jeffrey A. Munsie

10.3*	Employment Agreement, dated as of May 4, 2017, by and between the Registrant and Sergio L. Santillana

10.4

Retention Bonus Agreement, dated as of April 3, 2017, by and between the Registrant and Yasir B. Al-Wakeel (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.5

Retention Bonus Agreement, dated as of April 3, 2017, by and between the Registrant and Jeffrey A. Munsie (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.6

Separation and Release of Claims Agreement, dated as of April 11, 2017, by and between the Registrant and Peter N. Laivins (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.7

Separation and Release of Claims Agreement, dated as of April 11, 2017, by and between the Registrant and William M. McClements (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.8

Separation and Release of Claims Agreement, dated as of April 11, 2017, by and between the Registrant and Edward J. Stewart (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.9

Separation and Release of Claims Agreement, dated as of April 14, 2017, by and between the Registrant and William A. Sullivan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.10

Fifth Amendment of Lease, dated as of April 3, 2017, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.11*	Sixth Amendment of Lease, dated as of June 9, 2017, by and between the Registrant and ARE-MA Region No. 59, LLC

10.12

Sublease Agreement, dated as of April 3, 2017, by and between the Registrant and Ipsen Bioscience, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

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