Form 10-Q
period 2017-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2017-11-08
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, there were 13,332,967 shares of Common Stock, $0.01 par value per share, outstanding.

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
•

our receipt of payments related to the milestone events under the asset purchase and sale agreement with Ipsen S.A. or under the license and collaboration agreement between Baxalta Incorporated, Baxalta US Inc., Baxalta GmbH and Ipsen S.A., when expected or at all;

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

NOTE REGARDING TRADEMARKS

ONIVYDE® is a trademark of Ipsen S.A. Any other trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$107,245	$21,524
Restricted cash	102	102
Accounts receivable, net	190	275
Prepaid expenses and other current assets	8,040	2,239
Assets held for sale	—	33,295
Total current assets	115,577	57,435
Restricted cash	60,682	674
Property and equipment, net	10,188	14,212
Equity method investment	11,400	—
Other assets	—	27
Assets held for sale, net of current portion	—	9,135
Total assets	$197,847	$81,483
Liabilities, non-controlling interest and stockholders’ equity/(deficit)
Current liabilities:
Accounts payable, accrued expenses and other	$23,983	$29,369
Deferred rent	2,117	2,014
Accrued intraperiod tax allocation	6,613	—
Income taxes payable	1,844	—
Liabilities held for sale	—	56,839
Total current liabilities	34,557	88,222
Deferred rent, net of current portion	1,772	3,386
Long-term debt	49,884	216,861
Liabilities held for sale, net of current portion	—	25,673
Total liabilities	86,213	334,142
Commitments and contingencies (Note 10)
Non-controlling interest		(1,539)
Stockholders’ equity/(deficit):
Preferred stock, $0.01 par value: 10,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued or outstanding at September 30, 2017 or December 31, 2016	—	—
Common stock, $0.01 par value: 20,000 shares authorized at September 30, 2017 and December 31, 2016; 13,274 and 13,020 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,328	1,302
Additional paid-in capital	580,126	702,377
Accumulated (deficit)	(469,820)	(954,799)
Total stockholders’ equity/(deficit)	111,634	(251,120)
Total liabilities, non-controlling interest and stockholders’ equity/(deficit)	$197,847	$81,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Costs and expenses:
Research and development expenses	$13,598	$28,247	$54,954	$83,944
General and administrative expenses	3,366	6,448	23,798	21,038
Restructuring expenses	—	809	—	809
Total costs and expenses	16,964	35,504	78,752	105,791
Loss from continuing operations	(16,964)	(35,504)	(78,752)	(105,791)
Other income and expenses:
Interest income	250	64	646	258
Interest expense	(1,659)	(1,560)	(30,400)	(20,708)
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	10,848	—	10,848	—
Gain on sale of asset	—	—	1,703	—
Other income (expense), net	69	385	(592)	278
Net loss from continuing operations before income tax benefit	(7,456)	(36,615)	(96,547)	(125,963)
Income tax benefit	2,133	9,770	32,372	9,770
Net loss from continuing operations	(5,323)	(26,845)	(64,175)	(116,193)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	8,456	(3,430)	547,994	(3,698)

Net income (loss)	3,133	(30,275)	483,819	(119,891)
Net income (loss) attributable to non-controlling interest	31	(207)	(1,160)	(600)
Net income (loss) attributable to Merrimack Pharmaceuticals, Inc.	$3,102	$(30,068)	$484,979	$(119,291)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	(3)	—	(2)
Other comprehensive loss	—	(3)	—	(2)
Comprehensive income (loss)	$3,102	$(30,071)	$484,979	$(119,293)

Amounts attributable to Merrimack Pharmaceuticals, Inc.:
Net loss from continuing operations	$(5,354)	$(26,638)	$(63,015)	$(115,593)
Income (loss) from discontinued operations, net of tax	8,456	(3,430)	547,994	(3,698)
Net income (loss) attributable to Merrimack Pharmaceuticals, Inc.	$3,102	$(30,068)	$484,979	$(119,291)
Basic and dilutive net income (loss) per common share
Net loss from continuing operations	$(0.40)	$(2.06)	$(4.77)	$(9.33)
Net income (loss) from discontinued operations, net of tax	0.64	(0.27)	41.52	(0.30)
Net income (loss) per share	$0.24	$(2.33)	$36.75	$(9.63)
Weighted-average common shares used per share calculations—basic and diluted	13,282	12,921	13,197	12,383
Cash dividend paid per common share	$—	$—	$10.55	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net income (loss)	$483,819	$(119,891)
Less:
Income (loss) from discontinued operations	547,994	(3,698)
Loss from continuing operations	(64,175)	(116,193)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	3,352	4,672
Loss on extinguishment of debt	4,887	14,566
Benefit from intraperiod tax allocation	(32,372)	(9,970)
Depreciation and amortization expense	2,813	4,181
Non-cash activity related to discontinued operations	10,241	9,970
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	(10,848)	—
Loss (gain) on sale of property and equipment	(439)	187
Stock-based compensation expense	11,110	8,251
Changes in operating assets and liabilities:
Accounts receivable	85	11
Prepaid expenses and other current assets	(6,205)	1,087
Income taxes payable	1,844	—
Accounts payable, accrued expenses and other	(3,140)	(4,061)
Deferred rent	(334)	493
Net cash used in continuing operations for operating activities	(83,181)	(86,806)
Net cash used in discontinuing operations for operating activities	(37,964)	(52,538)
Net cash used in operating activities	(121,145)	(139,344)
Cash flows from investing activities
Purchase of property and equipment	(729)	(2,868)
Proceeds from maturities and sales of available for sale securities	—	72,160
Deconsolidation of Silver Creek Pharmaceuticals, Inc. cash	(4,002)	—
Proceeds on sale of property and equipment	1,094	—
Purchases of available for sale securities	—	(84,262)
Proceeds from sale of business	575,000	—
Changes in restricted cash	(60,008)	—
Net cash provided by (used in) investing activities	511,355	(14,970)
Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	6,517	4,007
Proceeds from issuance of Series C preferred stock by Silver Creek Pharmaceuticals, Inc., net of issuance costs	3,994	1,185
Repayment of debt	(175,000)	—
Payment of dividend	(140,000)	—
Other financing activities, net	—	(21)
Net cash provided by (used in) financing activities	(304,489)	5,171
Net increase (decrease) in cash and cash equivalents	85,721	(149,143)
Cash and cash equivalents, beginning of period	21,524	185,606
Cash and cash equivalents, end of period	$107,245	$36,463
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$159	$105
Receivables related to stock option exercises in prepaid expenses and other current assets	—	39
Receivables related to property and equipment sale in other current assets	145	40
Transaction costs related to conversion of convertible notes due 2020 in accounts payable, accrued expenses and other	—	148
Principal amount of convertible notes due 2020 converted into shares of common stock	—	64,209

Supplemental disclosure of cash flows
Cash paid for income taxes	6,122	—
Cash paid for interest	30,250	13,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer to ensure that patients and their families live fulfilling lives. The Company’s mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All of the Company’s development programs, including four clinical studies in distinct indications and six candidates in preclinical development, fit into the Company’s strategy of (1) understanding the biological problems the Company is trying to solve, (2) designing specific solutions and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes.

On April 3, 2017, the Company completed the previously announced transaction (the “Asset Sale”) with Ipsen S.A. (“Ipsen”). Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017 (the “Asset Sale Agreement”), between the Company and Ipsen, the Company sold to Ipsen its right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in the Company’s business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, the Company’s first commercial product, and MM-436 (the “Commercial Business”). The Company received $575.0 million in cash, subject to a working capital adjustment, and is eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. The Company reached a settlement on certain working capital adjustments with Ipsen in the amount of $0.8 million, which was received in September 2017. The remaining working capital adjustment is currently estimated as a $4.9 million receivable presented in prepaid expenses and other currents assets within the condensed consolidated balance sheets, which was received in the fourth quarter of 2017. The Company also retained the right to receive net milestone payments of up to $33.0 million that may become payable pursuant to the license and collaboration agreement with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH (collectively, “Baxalta”) for the ex-U.S. development and commercialization of ONIVYDE.

The Company’s non-commercial assets, including its clinical and preclinical development programs, were not included in the Asset Sale and remain assets of the Company. The Company’s most advanced assets are as follows:

•

MM-121 (seribantumab), a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. There are two active development programs for MM-121, each in a Phase 2 clinical trial. The Company is currently conducting the Phase 2 randomized SHERLOC clinical trial, evaluating MM-121 in heregulin positive non-small cell lung cancer patients in combination with docetaxel. The Company has also initiated trial sites for the Phase 2 randomized SHERBOC clinical trial in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer in combination with fulvestrant, and expects to dose the first patient in the SHERBOC clinical trial in the fourth quarter of 2017;

•

MM-141 (istiratumab), a fully human bispecific tetravalent monoclonal antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1 (“IGF-1”) receptor and ErbB3 (HER3) cell surface receptors. The Company is currently conducting and has completed enrollment of the Phase 2 randomized CARRIE clinical trial evaluating MM-141 in previously untreated metastatic pancreatic cancer patients with high levels of free IGF-1 in combination with nab-paclitaxel and gemcitabine; and

•

MM-310, an antibody-directed nanotherapeutic (“ADN”) that contains a novel prodrug of the highly potent chemotherapy docetaxel and targets the ephrin receptor A2 (“EphA2”) receptor, which is highly expressed in most solid tumor types. MM-310 was designed to improve the therapeutic window of docetaxel in major oncology indications, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. The Company initiated a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 in the first quarter of 2017.

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

2. Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, is unaudited. The December 31, 2016 condensed consolidated balance sheets included herein were derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any future period.

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

The condensed consolidated financial statements have historically included the accounts of the Company and Silver Creek Pharmaceuticals, Inc. (“Silver Creek”) with all intercompany transactions and balances eliminated in consolidation. Silver Creek represented a variable interest entity that the Company consolidated as the primary beneficiary. As discussed in Note 12, “Investment in Silver Creek,” Silver Creek completed a preferred stock financing in the third quarter of 2017, which reduced the Company’s ownership percentage in Silver Creek below 50% and resulted in the Company no longer controlling the Silver Creek board of directors. The Company determined that it is no longer the primary beneficiary of Silver Creek since the Company does not control the board of directors and does not direct the activities that have the most significant impact on Silver Creek’s economic performance. Therefore, the Company deconsolidated Silver Creek from its financial statements in the third quarter of 2017 in accordance with Accounting Standards Codification (“ASC”) 810-10-40-4(c), Consolidation. The Company accounts for its investment in Silver Creek under the equity method of accounting as of September 30, 2017.

The Company’s consolidated balance sheet at December 31, 2016, as reported, included Silver Creek’s assets and liabilities, after intercompany eliminations. The Company’s unaudited consolidated balance sheet at September 30, 2017 does not include the assets and liabilities of Silver Creek since the Company deconsolidated Silver Creek in the third quarter of 2017.

The Company’s unaudited consolidated statements of operations for the nine months ended September 30, 2017 include Silver Creek’s results for the period through July 13, 2017, the day immediately preceding the deconsolidation of Silver Creek. For the three and nine months ended September 30, 2016, the Company’s unaudited consolidated results include Silver Creek’s results for the full periods presented.

On August 11, 2017, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to effect a one-for-ten reverse stock split of its issued and outstanding common stock (the “Reverse Split”). On September 5, 2017, the Company filed the amendment to its certificate of incorporation to effect the Reverse Split, and on September 6, 2017, the Reverse Split was effective for trading purposes. As a result of the Reverse Split, every ten shares of common stock issued and outstanding was converted into one share of common stock, reducing the number of issued and outstanding shares of common stock from approximately 132.8 million shares to approximately 13.28 million shares. No fractional shares were issued in connection with the Reverse Split. The amendment to the certificate of incorporation also proportionately reduced the number of authorized shares of common stock from 200 million to 20 million. The Reverse Split did not change the par value of the common stock. The Reverse Split did not change the number of authorized shares or par value of the Company’s preferred stock, of which there are no shares issued or outstanding. All outstanding stock options and convertible notes entitling their holders to purchase shares of common stock or acquire shares of common stock upon conversion, as the case may be, were adjusted as a result of the Reverse Split, as required by the terms of these securities. For additional information, see Note 11, “Stock Compensation.”

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

Discontinued Operations and Assets Held for Sale

The condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 reflect the operations of the Commercial Business as a discontinued operation. For the three months ended September 30, 2017, the Company recorded a gain of $3.5 million on the Asset Sale, resulting from an increase in the estimated working capital adjustment. The Company reached a settlement on certain working capital adjustments with Ipsen in the amount of $0.8 million, which was received in September 2017. The remaining working capital adjustment is currently estimated as a $4.9 million receivable that was received in the fourth quarter of 2017. For the nine months ended September 30, 2017, the Company recorded a gain of approximately $601.7 million on the Asset Sale, which is included in gain from discontinued operations on the condensed consolidated statements of operations and comprehensive income (loss). Discontinued operations for the three and nine months ended September 30, 2017 and 2016 includes the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product revenues, net	$—	$14,493	$16,135	$37,312
License and collaboration revenues	—	12,417	7,797	43,062
Other revenues	—	1,161	1,973	2,659
Total revenues	—	28,071	25,905	83,033
Costs and expenses:
Cost of revenues	—	1,010	3,890	3,593
Research and development expenses	—	3,830	3,730	22,012
Selling, general and administrative expenses	—	11,600	8,732	35,485
Restructuring expenses	—	—	9,535	—
Total costs and expenses	—	16,440	25,887	61,090
Other income and expenses:
Interest expense	—	(5,291)	(6,743)	(15,871)
Gain on sale of commercial business	3,497	—	601,670	—
Income from discontinued operations	$3,497	$6,340	$594,945	$6,072
Income tax benefit (expense)	4,959	(9,770)	(46,951)	(9,770)
Total income (loss) from discontinued operations	$8,456	$(3,430)	$547,994	$(3,698)

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

Under this corporate restructuring, for the three and nine months ended September 30, 2017, the Company recognized total restructuring expenses of $0.0 million and $9.5 million, respectively, which was related to contractual termination benefits for employees with pre-existing severance arrangements. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The majority of these payments were made during the second quarter of 2017. The remaining payments represent severance payments that will be paid over one year. The expense of $9.5 million was included in discontinued operations, as the costs are directly associated with the sale of the Commercial Business.

The following table summarizes the charges related to the restructuring activities as of September 30, 2017:

(in thousands)	Accrued Restructuring Expenses at December 31, 2016	Expenses	Less: Payments	Accrued Restructuring Expenses at September 30, 2017
Severance, benefits and related costs	$—	$9,521	$8,434	$1,087
Totals	$—	$9,521	$8,434	$1,087

These amounts are included in accounts payable, accrued expenses and other in the September 30, 2017 balance sheet.

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

On April 3, 2017, the Company closed the Asset Sale with Ipsen and received a $575.0 million upfront cash payment, subject to a working capital adjustment. The Company reached a settlement on certain working capital adjustments with Ipsen in the amount of $0.8 million, which was received in September 2017. The remaining working capital adjustment is currently estimated as a $4.9 million receivable that was received in the fourth quarter of 2017. The Company used a portion of the cash payment to redeem the $175.0 million outstanding aggregate principal amount of the 2022 Notes, which also required an additional make-whole premium payment of approximately $20.1 million, and deposited $60.0 million into an escrow account in response to a lawsuit filed by the trustee and certain holders of its 4.50% convertible notes due 2020 (the “Convertible Notes”). The Company distributed $140.0 million of the upfront cash payment in the form of a special cash dividend to stockholders, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. After consideration of the Company’s cash and cash equivalents balance at March 31, 2017 of $17.2 million and the net proceeds from the Asset Sale, the Company has concluded that the previous conditions and events that raised substantial doubt about its ability to continue as a going concern have been alleviated. The Company updated its going concern assessment for the three months ended September 30, 2017 and concluded the Company is able to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

5. Income Taxes

Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted tax rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company completed the Asset Sale and recorded the income tax implications of the sale in the second quarter of 2017. The Asset Sale generated taxable income for the Company which has resulted in income tax expense.  The Company released a portion of its valuation allowance in the three months ended June 30, 2017 as it is now able to utilize its net operating loss carryforwards to offset the taxable income generated from the Asset Sale. The Company’s current income tax expense for the nine months ended September 30, 2017 is $8.0 million, which is comprised primarily of federal Alternative Minimum Tax and state income tax. As of September 30, 2017, the income tax payable was $1.8 million.

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

For the three and nine months ended September 30, 2017, the Company recognized an income tax benefit of $2.1 million and  $32.4 million, respectively, in continuing operations and income tax benefit in discontinued operations of $5.0 million and income tax expense of $47.0 million, respectively, related to the income generated in connection with the Asset Sale. For the three and nine months ended September 30, 2016, the Company recognized an income tax benefit of $9.8 million in continuing operations and income tax expense in discontinued operations of $9.8 million.

In connection with the Asset Sale, the Company recorded an income tax provision in discontinued operations of $224.3 million prior to the release of the valuation allowance. The Company released $177.4 million of its valuation allowance in discontinued operations, resulting in a total income tax expense of $47.0 million in discontinued operations for the nine months ended September 30, 2017.

6. Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of common shares outstanding during the period.

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

The Company follows the two-class method when computing net income (loss) per share, when it has issued shares that meet the definition participating securities. The two–class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three and nine months ended September 30, 2017 and 2016, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of September 30, 2017 and 2016.

In addition, as discussed in Note 10, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of Convertible Notes in an underwritten public offering. Following the repayment and satisfaction in full of the Company’s obligations to Hercules Technology Growth Capital, Inc. (“Hercules”) under its Loan and Security Agreement with Hercules (the “Loan Agreement”), which occurred in December 2015, upon any conversion of the Convertible Notes, the Convertible Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. As of September 30, 2017, $60.8 million aggregate principal amount of the Convertible Notes remained outstanding.

The stock options and conversion premium on the Convertible Notes are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2016 causes such securities to be anti-dilutive. Outstanding securities excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2017 and 2016 are shown in the chart below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Outstanding options to purchase common stock	1,824	2,100	1,824	2,100
Conversion of the Convertible Notes	1,216	1,216	1,216	1,216

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

The following tables show assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$99,079	$—	$—
Totals	$99,079	$—	$—

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,373	$—	$—
Totals	$12,373	$—	$—

Liabilities:
Silver Creek warrant liability	$—	$—	$1,499
Totals	$—	$—	$1,499

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

During the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, issuing 2.0 million shares of Series C preferred stock at $1.50 per share for proceeds of $2.9 million. In conjunction with this sale, Silver Creek also issued warrants to purchase 1.7 million shares of Series C preferred stock to investors. The sale of additional shares of Series C preferred stock in the third quarter resulted in the deconsolidation of Silver Creek, effective July 14, 2017. As such, the Company valued the warrants on that date. The warrants were valued at $5.2 million and $1.5 million as of July 14, 2017 and December 31, 2016, respectively, using a Black-Scholes option pricing model, probability-weighted for different exercise scenarios. The key assumptions utilized in the Black-Scholes option pricing model as of July 14, 2017 were a risk-free interest rate of 2.1%, expected dividend yield of 0.0%, expected volatility of 60.0% and expected term of 6.4 years – 7.0 years. The key assumptions utilized in the Black-Scholes option pricing model as of December 31, 2016 were a risk-free interest rate of 2.3%, expected dividend yield of 0.0%, expected volatility of 61.7% and expected term of 6.9 years. Changes in the fair value of the Silver Creek warrants are recognized as a component of “other income and expenses” in the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value for the three and nine months ended September 30, 2017 was $0.1 million and $1.1 million, respectively, and is recorded in other income (expense) on the statement of operations and comprehensive loss.

There were no changes in valuation techniques or transfers between the fair value measurement levels during the three or nine months ended September 30, 2017 or during the year ended December 31, 2016.

Other Fair Value Measurements

The estimated fair value of the Convertible Notes was $51.0 million as of September 30, 2017. The Company estimated the fair value of the Convertible Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Convertible Notes was $49.9 million as of September 30, 2017 due to the bifurcation of the conversion feature of the Convertible Notes as described more fully in Note 10, “Borrowings.”

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

8. Marketable Securities

As of both September 30, 2017 and December 31, 2016, the Company maintained only cash equivalents comprised of money market funds. As of September 30, 2017, the Company did not hold any securities that were in an unrealized loss position. There were no realized gains or losses on available-for-sale securities for the three or nine months ended September 30, 2017 or 2016.

9. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Accounts payable	$8,835	$2,692
Accrued goods and services	4,688	8,233
Accrued clinical trial costs	3,845	8,776
Accrued drug purchase costs	950	480
Accrued payroll and related benefits	2,500	3,394
Accrued severance expenses	1,166	774
Accrued interest	578	2,100
Accrued dividends payable	19	19
Silver Creek warrant liability	—	1,499
Deferred tax incentives	1,402	1,402
Total accounts payable, accrued expenses and other	$23,983	$29,369

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

In connection with the completion of the Asset Sale on April 3, 2017, the liability under the 2022 Notes was satisfied. As a result of the early repayment, a loss on extinguishment of $25.0 million was recognized in interest expense in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2017. The $25.0 million loss on extinguishment included a $20.1 million prepayment penalty and $4.9 million of amortization expense recognized for the remaining debt discount at settlement as a result of the early repayment. For the three and nine months ended September 30, 2017, interest expense related to the 2022 Notes was $0.0 million and $6.7 million, respectively. For the three and nine months ended September 30, 2016, interest expense related to the 2022 Notes was $5.2 million and $15.6 million, respectively. These amounts are included in discontinued operations.

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

The initial conversion rate of the Convertible Notes was 160.0000 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $6.25 per share of common stock. As a result of the special dividend that was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, the conversion rate of the Convertible Notes was adjusted from 160.0000 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes to 235.2112 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes. As a result of the one-for-ten reverse stock split of the Company’s common stock effected on September 5, 2017, the conversion rate of the Convertible Notes was further adjusted from 235.2112 shares of the Company’s common stock per $1,000 principal amount of

Convertible Notes to 23.5210 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes. The conversion rate will be subject to further adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances.

In connection with a lawsuit filed by the trustee and certain holders of the Convertible Notes in the Court of Chancery in the State of Delaware, captioned Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, Highbridge International LLC, and Highbridge Tactical Credit & Convertibles Master Fund, L.P. v. Merrimack Pharmaceuticals, Inc. (the “Delaware Action”), the Company deposited $60.0 million in proceeds from the Asset Sale into an escrow account. The funds will remain in escrow for the duration of the Delaware Action in order to provide security to the plaintiffs for their claims in the Delaware Action. For additional information regarding the Delaware Action, see Note 14, “Subsequent Events.”

For the three and nine months ended September 30, 2017, interest expense related to the Convertible Notes was $1.7 million and $5.0 million, respectively. For the three and nine months ended September 30, 2016, interest expense related to the Convertible Notes was $1.7 million and $21.1 million, respectively. The year-over-year decrease was primarily attributable to interest expense related to a reduction in the principal based on the conversion of some of the Convertible Notes that occurred in April 2016.

Future Minimum Payments under Outstanding Borrowings

Future minimum payments under outstanding borrowings as of September 30, 2017 are as follows:

(in thousands)	Convertible Notes
Remainder of 2017	$—
2018	2,736
2019	2,736
2020 and thereafter	63,526
Total	68,998
Less interest	(8,207)
Less unamortized discount	(10,907)
Less current portion	—
Long-term debt	$49,884

11. Stock-Based Compensation

As of December 31, 2015, there were 0.3 million shares of common stock available to be granted under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

In February 2016, 0.4 million additional shares of common stock became available for grant to employees, officers, directors and consultants under the 2011 Plan. At September 30, 2017, there were 0.3 million shares remaining available for grant under the 2011 Plan.

During the three and nine months ended September 30, 2017, the Company issued options to purchase 0.2 million and 2.1 million shares of common stock, respectively. During the three and nine months ended September 30, 2016 the Company issued options to purchase 0.0 million and 0.4 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Options granted to directors vest immediately.

As described in Note 3, “Sale of Commercial Business,” the Board of Directors authorized and declared a special cash dividend of $140.0 million on the Company's common stock, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. The Board of Directors determined, in accordance with the adjustment provision of each of the Company’s 1999 Stock Option Plan, as amended, the 2008 Stock Incentive Plan, as amended, and the 2011 Plan (collectively, the “Equity Plans”), that the special cash dividend was unusual and non-recurring and that appropriate adjustment to the stock options to purchase shares of the Corporation’s common stock outstanding under the Equity Plans was required. The Company treated this adjustment as a modification to the original stock option grant because the terms of the agreements were modified in order to preserve the value of the option awards after a large non-recurring cash dividend. The calculation of the incremental compensation expense is based on the excess of the fair value of the award measured immediately before and after the modification. As a result, the Company recognized an incremental compensation expense of $5.6 million associated with the modification that occurred in the second quarter of 2017.

On August 11, 2017, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to effect the Reverse Split. On September 5, 2017, the Company filed the amendment to its certificate of incorporation to effect the Reverse Split, and on September 6, 2017, the Reverse Split was effective for trading purposes. As a result of the Reverse Split, every ten shares of common stock issued and outstanding was converted into one share of common stock, reducing the number of issued and outstanding shares of common stock from approximately 132.8 million shares to approximately 13.28 million shares. No fractional shares were issued in connection with the Reverse Split. The amendment to the certificate of incorporation also proportionately reduced the number of authorized shares of common stock from 200 million to 20 million. The Reverse Split did not change the par value of the common stock. The Reverse Split did not change the number of authorized shares or par value of the Company’s preferred stock, of which there are no shares issued or outstanding. All outstanding stock options and convertible notes entitling their holders to purchase shares of common stock or acquire shares of common stock upon conversion, as the case may be, were adjusted as a result of the Reverse Split, as required by the terms of these securities.

The fair value of stock options granted to employees during the three and nine months ended September 30, 2017 and 2016 was estimated at the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.7 – 1.8%	1.1 – 1.4%	1.7 – 2.1%	1.1 – 1.5%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.0 – 5.8 years	5.8 years	5.0 – 6.1 years	5.0 – 5.8 years
Expected volatility	64 – 66%	67%	64 – 68%	67 – 69%

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

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2017 and 2016 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Employee awards:
Research and development expense	$734	$1,216	$6,118	$4,206
General and administrative expense	846	958	4,992	4,045
Total stock-based compensation expense	$1,580	$2,174	$11,110	$8,251

The following table summarizes stock option activity during the nine months ended September 30, 2017:

			Weighted-Average Remaining	Aggregate
(in thousands, except per share amounts)	Options	Weighted-Average Exercise Price	Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2016	1,902	$57.68	5.97	$7,564
Granted	2,098	$23.77
Exercised	(290)	$21.74
Forfeited	(1,886)	$59.37
Outstanding at September 30, 2017	1,824	$22.65	6.21	$1,187
Vested and expected to vest at September 30, 2017	1,822	$22.64	6.21	$1,187
Exercisable at September 30, 2017	1,159	$26.71	4.34	$969

The weighted-average grant date fair value per share of stock options granted during the three and nine months ended September 30, 2017 was $7.68 and $4.06, respectively. The weighted-average grant date fair value per share of stock options granted during the three and nine months ended September 30, 2016 was $30.66 and $33.19, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2017 was $0.0 million and $2.3 million, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2016 was $1.1 million and $3.8 million, respectively.

As of September 30, 2017, there was $5.7 million of total unrecognized stock-based compensation expense related to unvested employee stock awards. The Company expects to recognize this expense over a weighted-average period of approximately 2.77 years.

12. Investment in Silver Creek

On August 20, 2010, the Company acquired a controlling financial interest in Silver Creek. At such time, the Company had the ability to direct the activities of Silver Creek that most significantly impacted Silver Creek’s economic performance through its ownership percentage and through the board of director seats controlled by the Company. As such, Silver Creek was consolidated by the Company.

Since the Company acquired its financial interest, Silver Creek has raised funding through the issuance of Series A, B and C preferred stock. The Company has not participated in any Silver Creek financings nor has it provided any funding. As of December 31, 2016, the Company held an ownership interest in Silver Creek greater than 50% and maintained the ability to control the board of directors and the activities that most significantly impacted the economic performance of Silver Creek.

During the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced the Company’s ownership percentage in Silver Creek below 50% and resulted in the Company no longer controlling the Silver Creek board of directors. As of September 30, 2017, the Company’s ownership percentage in Silver Creek was approximately 43%. The Company determined that it is no longer the primary beneficiary of Silver Creek since the Company does not control the board of directors and does not direct the activities that have the most significant impact on Silver Creek’s economic performance. Therefore, the Company deconsolidated Silver Creek from its financial statements on July 13, 2017 in accordance with ASC 810-10-40-4(c), Consolidation. Starting on July 14, 2017, the Company accounted for its investment in Silver Creek under the equity method of accounting as it has the ability to exercise significant influence over Silver Creek. Under the equity method of accounting, the Company will record its proportionate share of the investee’s earnings (losses) in its results of operations with a corresponding increase (decrease) in the carrying value of the investment. Silver Creek continues to be a related party to the Company after deconsolidation.

The Company recorded a gain on the deconsolidation of Silver Creek of $10.8 million for the three and nine months ended September 30, 2017 in the condensed consolidated statement of operations and comprehensive income (loss). On the date of deconsolidation, the fair value of the Company’s investment in Silver Creek exceeded the Company’s share of the net assets of Silver Creek, which generated the gain. On July 14, 2017, the Company recorded its investment in Silver Creek at a fair value of $11.4 million, which was based on a third party valuation report. The gain on deconsolidation includes the following:

(in thousands)
Fair value of the Company's retained investment in Silver Creek	$11,400
Carrying value of non-controlling interest	(1,852)
Derecognition of Silver Creek's net liabilities	1,300
Gain recognized on deconsolidation of Silver Creek	$10,848

The change in the non-controlling interest related to Silver Creek was as follows:

(in thousands)	Non- Controlling Interest
Balance at December 31, 2016	$(1,539)
Net loss attributable to Silver Creek through July 13, 2017	(1,160)
Issuance of Silver Creek Series C preferred stock	847
Balance at date of deconsolidation	(1,852)
Carrying value of non-controlling interest	1,852
Balance at September 30, 2017	$—

(in thousands)	Non- Controlling Interest
Balance at December 31, 2015	$239
Net loss attributable to Silver Creek	(600)
Balance at September 30, 2016	$(361)

13. Recent Accounting Pronouncements

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

14. Subsequent Events

On October 6, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve the Delaware Action. In accordance with the Settlement Agreement, the Company paid $32.5 million in cash to the noteholder plaintiffs, which represents $0.90 per each $1.00 of Convertible Notes held by the noteholder plaintiffs, plus accrued and unpaid interest on the Convertible Notes held by the noteholder plaintiffs through October 2, 2017. The noteholder plaintiffs collectively held approximately $35.8 million aggregate principal amount of the Convertible Notes. In addition, the Company paid a total of $3.8 million in attorneys’ fees and expenses to the plaintiffs’ attorneys. The noteholder plaintiffs have executed a full release in favor of the Company for any claims arising out of or related to the Delaware Action or the Convertible Notes, which release shall become effective upon the occurrence of certain conditions. The Company paid such settlement amounts on or about October 11, 2017.

On October 13, 2017, in connection with the entry into the Settlement Agreement, the Company commenced a cash tender offer (the “Tender Offer”) to purchase any and all of its remaining $25.0 million aggregate principal amount of outstanding Convertible Notes.  Upon the terms and subject to the conditions set forth in the Company’s Offer to Purchase, dated October 13, 2017, and the related Letter of Transmittal, the Company is offering to pay, in cash, an amount equal to $900 per $1,000 principal amount of Convertible Notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. The Tender Offer will expire on November 10, 2017, or any other date and time to which the Company extends such Tender Offer, unless earlier terminated.

On October 16, 2017, the Company and Ipsen reached agreement on the final working capital adjustment related to the Asset Sale, resulting in the Company receiving cash proceeds of $4.9 million.

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

Overview

We are a biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer to ensure that patients and their families live fulfilling lives. Our mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All of our development programs, including four clinical studies in distinct indications and six candidates in preclinical development, fit into our strategy of (1) understanding the biological problems we are trying to solve, (2) designing specific solutions and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes.

On April 3, 2017, we announced that we commenced operating as a refocused research and clinical development company in connection with the completion of our previously announced transaction, or the asset sale, with Ipsen S.A., or Ipsen. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the asset sale agreement, between us and Ipsen, Ipsen acquired our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, our first commercial product, and MM-436, or the commercial business. We received $575.0 million in cash, subject to a working capital adjustment, and are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We reached a settlement on certain working capital adjustments with Ipsen in the amount of $0.8 million, which was received in September 2017. The remaining working capital adjustment is estimated as a $4.9 million receivable that was received in the fourth quarter of 2017. We also retained the right to receive net milestone payments of up to $33.0 million that may become payable pursuant to the license and collaboration agreement with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, collectively Baxalta, which we refer to as the Baxalta agreement, for the ex-U.S. development and commercialization of ONIVYDE. As of September 30, 2017, all historical transactions impacting the condensed consolidated statements of operations and comprehensive income (loss) related to the asset sale have been reclassified under discontinued operations.

Our non-commercial assets, including our clinical and preclinical development programs, or the pipeline business, were not included in the asset sale and remain assets of ours. Our most advanced assets are as follows:

•

MM-121 (seribantumab), a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. There are two active development programs for MM-121, each in a Phase 2 clinical trial. We are currently conducting the Phase 2 randomized SHERLOC clinical trial, evaluating MM-121 in heregulin positive non-small cell lung cancer patients in combination with docetaxel. We have also initiated trial sites for the Phase 2 randomized SHERBOC clinical trial in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer in combination with fulvestrant, and expect to dose the first patient in the SHERBOC clinical trial in the fourth quarter of 2017;

•

MM-141 (istiratumab), a fully human bispecific tetravalent monoclonal antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1, or IGF-1, receptor and ErbB3 (HER3) cell surface receptors. We are currently conducting and have completed enrollment of the Phase 2 randomized CARRIE clinical trial evaluating MM-141 in previously untreated metastatic pancreatic cancer patients with high levels of free IGF-1 in combination with nab-paclitaxel and gemcitabine; and

•

MM-310, an antibody-directed nanotherapeutic, or ADN, that contains a novel prodrug of the highly potent chemotherapy docetaxel and targets the ephrin receptor A2, or EphA2, receptor, which is highly expressed in most solid tumor types. MM-310 was designed to improve the therapeutic window of docetaxel in major oncology indications, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. We initiated a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 in the first quarter of 2017.

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

As of September 30, 2017, we had unrestricted cash and cash equivalents and marketable securities of $107.2 million. We believe that at our currently forecasted spending rates, our existing financial resources, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our planned operations into the second half of 2019.

We have never been profitable and, as of September 30, 2017, we had an accumulated deficit of $469.8 million. Our net loss from continuing operations before income tax benefit was $7.5 million and $96.5 million for the three and nine months ended September 30, 2017, respectively. Our net loss from continuing operations before income tax benefit was $36.6 million and $126.0 million for the three and nine months ended September 30, 2016, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates. Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs. We will need to generate significant revenues to achieve profitability, and we may never do so.

Silver Creek Pharmaceuticals, Inc., or Silver Creek, completed its Series C preferred stock financing in the third quarter of 2017, as a result of which our percentage ownership interest in Silver Creek declined below 50%. As a result, we no longer control the Silver Creek board of directors and do not direct the activities that have the most significant impact on Silver Creek’s economic performance. We have therefore deconsolidated Silver Creek’s financial statements and results of operations. See Note 12, “Investment in Silver Creek,” in the accompanying notes to the condensed consolidated financial statements for additional information.

On August 11, 2017, our stockholders approved an amendment to our certificate of incorporation to effect a one-for-ten reverse stock split of our issued and outstanding common stock, or the reverse split. On September 5, 2017, we filed the amendment to our certificate of incorporation to effect the reverse split, and on September 6, 2017, the reverse split was effective for trading purposes. As a result of the reverse split, every ten shares of common stock issued and outstanding was converted into one share of common stock, reducing the number of issued and outstanding shares of common stock from approximately 132.8 million shares to approximately 13.28 million shares. No fractional shares were issued in connection with the reverse split. The amendment to the certificate of incorporation also proportionately reduced the number of authorized shares of common stock from 200 million to 20 million. The reverse split did not change the par value of the common stock. The reverse split did not change the number of authorized shares or par value of our preferred stock, of which there are no shares issued or outstanding. All outstanding stock options and convertible notes entitling their holders to purchase shares of common stock or acquire shares of common stock upon conversion, as the case may be, were adjusted as a result of the reverse split, as required by the terms of these securities.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
MM-121	$3,520	$4,302	$10,427	$14,341
MM-141	2,456	5,489	8,874	9,715
MM-310	2,553	1,679	4,836	4,670
Preclinical, general research and discovery	4,053	9,684	19,152	29,970
Legacy programs (MM-302, MM-151, MM-131)	282	5,877	5,547	21,042
Stock-based compensation	734	1,216	6,118	4,206
Total research and development expenses	$13,598	$28,247	$54,954	$83,944

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

MM-121 (seribantumab)

In February 2015, we initiated the Phase 2 randomized SHERLOC clinical trial of MM-121 in patients with heregulin positive non-small cell lung cancer, and we anticipate top-line results in the second half of 2018.

Additionally, we have initiated trial sites for the Phase 2 randomized SHERBOC clinical trial of MM-121 in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer, and expect to dose the first patient in the SHERBOC clinical trial in the fourth quarter of 2017.

MM-141 (istiratumab)

In May 2015, we initiated the Phase 2 randomized CARRIE clinical trial of MM-141 in patients with previously untreated metastatic pancreatic cancer with high levels of free IGF-1 in combination with nab-paclitaxel and gemcitabine. Enrollment in the CARRIE clinical trial is complete, and we anticipate top-line results in the first half of 2018.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 in solid tumors to assess the safety and preliminary activity of MM-310. We expect safety data and the recommended Phase 2 dose in the second half of 2018.

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

Restructuring expenses

As a result of the corporate restructuring activities described above, we recognized total restructuring expenses of $0.0 million and $9.5 million during the three and nine months ended September 30, 2017, respectively, related to contractual termination benefits for employees with pre-existing severance arrangements and one-time employee termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The majority of these payments were made during the second quarter of 2017. The total restructuring expenses for the three and nine months ended September 30, 2017 have been recorded within discontinued operations.

Interest expense

Interest expense consists primarily of cash and non-cash interest related to our 4.50% convertible notes due 2020, or the convertible notes, for the three months ended September 30, 2017, and our 11.50% senior secured notes due 2022, or the 2022 notes, for all other periods presented.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 1, 2017, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2016, other than those noted in Note 3, “Sale of Commercial Business,” and Note 12, “Investment in Silver Creek,” in the accompanying notes to the condensed consolidated financial statements. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

	Three Months Ended September 30,
(in thousands)	2017	2016
Research and development expenses	$(13,598)	$(28,247)
General and administrative expenses	(3,366)	(6,448)
Restructuring expenses	—	(809)
Loss from continuing operations	(16,964)	(35,504)
Interest income	250	64
Interest expense	(1,659)	(1,560)
Gain on deconsolidation of Silver Creek	10,848
Gain on sale of assets	—	—
Other expense, net	69	385
Net loss from continuing operations before income tax benefit	$(7,456)	$(36,615)

Research and development expenses

Research and development expenses were $13.6 million for the three months ended September 30, 2017 compared to $28.2 million for the three months ended September 30, 2016, a decrease of $14.6 million, or 52%. This decrease was primarily attributable to:

•	$5.6 million of decreased expenses related to our legacy programs as a result of our prioritization of MM-121, MM-141 and MM-310 and close-out activities associated with the legacy programs; and
•

$5.6 million of decreased expenses related to our preclinical, general research and discovery efforts related to the refocus of our early stage development spend and lower overhead costs to support general research and development expense related to the reduction in headcount.

General and administrative expenses

General and administrative expenses were $3.4 million for the three months ended September 30, 2017 compared to $6.4 million for the three months ended September 30, 2016, a decrease of $3.0 million, or 47%. This decrease was primarily attributable to a decrease in corporate expenses related to headcount and stock-based compensation.

Interest expense

Interest expense was $1.7 million for the three months ended September 30, 2017 compared to $1.6 million for the three months ended September 30, 2016, an increase of $0.1 million, or 6%. This increase was primarily attributable to the timing of interest expense related to the convertible notes.

Gain on deconsolidation

We deconsolidated Silver Creek from our financial statements in the third quarter of 2017 on July 13, 2017, the date we were no longer the primary beneficiary of Silver Creek, in accordance with Accounting Standards Codification, or ASC, 810-10-40-4(c), Consolidation. As a result, we recorded a gain on the deconsolidation of Silver Creek of $10.8 million for the three and nine months ended September 30, 2017 in our condensed consolidated statement of operations and comprehensive income (loss).

Income tax benefit (expense)

For the three months ended September 30, 2017, we recognized an income tax benefit within continuing operations of $2.1 million and in discontinued operations of $5.0 million related to taxable income generated during the three months ended September 30, 2017 as a result of the asset sale. For the three months ended September 30, 2016, we recognized an income tax benefit of $9.8 million in continuing operations and income tax expense of $9.8 million in discontinued operations.

Discontinued operations

For the three months ended September 30, 2017, we recognized income from discontinued operations, net of tax of $8.5 million as a result of an increase in the estimated working capital adjustment and income tax benefit. For the three months ended September 30, 2016, we recognized a loss from discontinued operations, net of tax of $3.4 million.

Comparison of the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
(in thousands)	2017	2016
Research and development expenses	$(54,954)	$(83,944)
General and administrative expenses	(23,798)	(21,038)
Restructuring expenses	—	(809)
Loss from continuing operations	(78,752)	(105,791)
Interest income	646	258
Interest expense	(30,400)	(20,708)
Gain on deconsolidation of Silver Creek	10,848	—
Gain on sale of assets	1,703	—
Other income (expense), net	(592)	278
Net loss from continuing operations before income tax benefit	$(96,547)	$(125,963)

Research and development expenses

Research and development expenses were $55.0 million for the nine months ended September 30, 2017 compared to $83.9 million for the nine months ended September 30, 2016, a decrease of $28.9 million, or 35%. This decrease was primarily attributable to:

•	$15.5 million of decreased expenses related to our legacy programs as a result of our prioritization of MM-121, MM-141 and MM-310 and close-out activities associated with the legacy programs;
•

$10.8 million of decreased expenses related to our preclinical, general research and discovery related to the refocus of early stage development spend and lower overhead costs to support general research and development expense related to the reduction in headcount.

General and administrative expenses

General and administrative expenses were $23.8 million for the nine months ended September 30, 2017 compared to $21.0 million for the nine months ended September 30, 2016, an increase of $2.8 million, or 13%. This increase was primarily attributable to the costs associated with the transition following the asset sale, including legal expenses and stock-based compensation.

Interest expense

Interest expense was $30.4 million for the nine months ended September 30, 2017 compared to $20.7 million for the nine months ended September 30, 2016, an increase of $9.7 million, or 47%. This increase was primarily attributable to interest expense related to the settlement of the 2022 notes and an additional make-whole premium payment of approximately $20.1 million.

Gain on deconsolidation

We deconsolidated Silver Creek from our financial statements in the third quarter of 2017 on July 13, 2017, the date we were no longer the primary beneficiary of Silver Creek, in accordance with ASC 810-10-40-4(c), Consolidation. As a result, we recorded a gain on the deconsolidation of Silver Creek of $10.8 million for the three and nine months ended September 30, 2017 in our condensed consolidated statement of operations and comprehensive income (loss).

Income tax benefit (expense)

For the nine months ended September 30, 2017, we recognized an income tax benefit within continuing operations of $32.4 million and tax expense in discontinued operations of $47.0 million related to taxable income generated during the nine months ended September 30, 2017 as a result of the asset sale. For the nine months ended September 30, 2016, we recognized an income tax benefit of $9.8 million in continuing operations and income tax expense of $9.8 million in discontinued operations.

Discontinued operations

For the nine months ended September 30, 2017, we recognized income from discontinued operations, net of tax, of $548.0 million, as a result of the net gain on the asset sale. For the nine months ended September 30, 2016, we recognized a loss from discontinued operations, net of tax, of approximately $3.7 million.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations to date primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale of ONIVYDE. Through September 30, 2017, we have received $575.0 million from the asset sale of ONIVYDE, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $487.6 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations and $68.9 million of cash receipts related to ONIVYDE sales. We also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $4.9 million in upfront fees and reimbursements as of September 30, 2017. In connection with the asset sale on April 3, 2017, we no longer will receive cash receipts related to ONIVYDE sales or upfront fees and reimbursements related to any manufacturing arrangement, as all rights to receive cash from these activities have been assigned to Ipsen. As of September 30, 2017, we had unrestricted cash and cash equivalents and marketable securities of $107.2 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash used in operating activities	$(121,145)	$(139,344)
Net cash provided by (used in) investing activities	511,355	(14,970)
Net cash provided by (used in) financing activities	(304,489)	5,171
Net increase (decrease) in cash and cash equivalents	$85,721	$(149,143)

Operating activities

Cash used in operating activities was $121.1 million during the nine months ended September 30, 2017, of which $83.1 million was used by continuing operations and $38.0 million was used by discontinued operations. The cash used in operating activities was primarily a result of our $64.2 million net loss from continuing operations and changes in assets and liabilities of $7.8 million. The net change in operating assets and liabilities during the nine months ended September 30, 2017 was primarily driven by the increase in accounts receivable related to the working capital adjustment and decrease in accounts payable. This increase was offset by non-cash items, including $11.1 million of stock-based compensation expense, $3.4 million in non-cash interest expense, $32.4 million income tax benefit, $10.2 million of non-cash activity related to discontinued operations, and a $4.9 million loss on extinguishment. Cash used in operating activities of $139.3 million during the nine months ended September 30, 2016, of which $86.8 million was used by continuing operations and $52.5 million was used by discontinued operations, was primarily a result of our net loss from continuing operations of $116.2 million and a net decrease in operating assets and liabilities of $2.5 million. The net decrease in operating assets and liabilities during the nine months ended September 30, 2016 was primarily driven by decreases in accounts payable and accrued expenses. These decreases were offset by $31.9 million of non-cash items, including $8.3 million of stock-based compensation expense and $14.6 million of non-cash loss on extinguishment of convertible notes.

Investing activities

Cash provided by investing activities of $511.4 million during the nine months ended September 30, 2017 was primarily due to cash received from the sale of the commercial business of $575.0 million, offset by $60.0 million transferred to restricted cash. Cash used in investing activities of $15.0 million during the nine months ended September 30, 2016 was primarily due to purchases of marketable securities of $84.3 million in addition to $2.9 million of property and equipment purchases. The cash used in investing activities was offset by proceeds from maturities of available for sale securities of $72.2 million.

Financing activities

Cash used in financing activities of $304.5 million during the nine months ended September 30, 2017 was primarily due to the $175.0 million used to settle the principle balance of the 2022 notes and the $140.0 million dividend paid. Cash provided by financing activities of $5.2 million during the nine months ended September 30, 2016 was due to proceeds received from the exercise of stock options.

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

In July 2013, we issued convertible notes in the aggregate principal amount of $125.0 million. The convertible notes are convertible into common stock upon satisfaction of certain conditions. The convertible notes bear interest at a fixed rate of 4.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The convertible notes will mature on July 15, 2020 unless earlier repurchased by us or converted at the option of holders. On April 13, 2016, we entered into conversion agreements with certain holders of our convertible notes. Under the conversion agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of convertible notes held by them. In connection with a lawsuit filed by the trustee and certain holders of the Convertible Notes in the Court of Chancery in the State of Delaware, captioned Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, Highbridge International LLC, and Highbridge Tactical Credit & Convertibles Master Fund, L.P. v. Merrimack Pharmaceuticals, Inc., or the Delaware Action, in April 2017, we deposited $60.0 million in proceeds from the asset sale into an escrow account to provide security to the plaintiffs for their claims in the Delaware Action.

On October 6, 2017, we entered into a settlement agreement, or the settlement agreement, to resolve the Delaware Action. In accordance with the settlement agreement, we paid $32.5 million in cash to the noteholder plaintiffs, which represents $0.90 per each $1.00 of convertible notes held by the noteholder plaintiffs, plus accrued and unpaid interest on the convertible notes held by the noteholder plaintiffs through October 2, 2017. The noteholder plaintiffs collectively held approximately $35.8 million aggregate principal amount of the convertible notes. In addition, we paid a total of $3.8 million in attorneys’ fees and expenses to the plaintiffs’ attorneys. The noteholder plaintiffs have executed a full release in favor of us for any claims arising out of or related to the Delaware Action or the convertible notes, which release shall become effective upon the occurrence of certain conditions. We paid such settlement amounts on or about October 11, 2017.

On October 13, 2017, in connection with the entry into the settlement agreement, we commenced a cash tender offer, or the tender offer, to purchase any and all of our remaining $25.0 million aggregate principal amount of outstanding convertible notes, or the remaining notes.  Upon the terms and subject to the conditions set forth in our Offer to Purchase, dated October 13, 2017, and the related Letter of Transmittal, we are offering to pay, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. The tender offer will expire on November 10, 2017, or any other date and time to which we extend such tender offer, unless earlier terminated. See Note 10, “Borrowings,” and Note 14, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements for additional information related to the convertible notes, the settlement agreement and the tender offer.

As a result of the amount that we paid pursuant to the settlement agreement, the amount that we expect to pay to acquire the remaining notes and other costs and expenses incurred related to the Delaware Action, we will have exhausted the full amount of the escrow funds and do not intend to declare an additional special dividend with respect to any portion of the escrow funds.

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

Recent Accounting Pronouncements

See Note 13, “Recent Accounting Pronouncements,” in the accompanying notes to the condensed consolidated financial statements for a full description of recent accounting pronouncements.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

On March 15, 2017, the trustee and certain holders of our convertible notes filed the Delaware Action in the Court of Chancery in the State of Delaware. The Delaware Action complaint alleged that the sale of the commercial business to Ipsen was a sale of “substantially all” of our assets and therefore constituted a Fundamental Change (as defined in the indenture governing the convertible notes) as of the closing of the asset sale, which would trigger (a) certain obligations under the indenture governing the convertible notes, including an offer to repurchase the convertible notes, and (b) an event of default if Ipsen does not assume the obligations under the indenture and execute a supplemental indenture with respect to the convertible notes. In connection with plaintiffs’ withdrawal of a motion for a preliminary injunction, in April 2017, we deposited into an escrow account $60.0 million in proceeds from the asset sale. On October 6, 2017, we entered into the settlement agreement to resolve the Delaware Action. In accordance with the settlement agreement, we paid $32.5 million in cash to the noteholder plaintiffs, which represents $0.90 per each $1.00 of convertible notes held by the noteholder plaintiffs, plus accrued and unpaid interest on the convertible notes held by the noteholder plaintiffs through October 2, 2017. The noteholder plaintiffs collectively held approximately $35.8 million aggregate principal amount of the convertible notes. In addition, we paid a total of $3.8 million in attorneys’ fees and expenses to the plaintiffs’ attorneys. The noteholder plaintiffs have executed a full release in favor of us for any claims arising out of or related to the Delaware Action or the convertible notes, which release shall become effective upon the occurrence of certain conditions.

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

As a result of the completion of our previously announced asset sale with Ipsen, Ipsen acquired, pursuant to the asset sale agreement, our right, title and interest in the commercial business. The commercial business represented all of our revenues for the fiscal year 2016 and the three months ended March 31, 2017. Following the sale of the commercial business, we retained our pipeline business. Our results of operations and financial condition may be materially affected if we fail to grow our pipeline business, if we are unable to raise additional capital if needed to run the pipeline business, if we must incur significant costs in order to raise additional capital to run the pipeline business or if we are unable to successfully develop and commercialize our remaining product candidates.

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

Since inception, we have incurred significant operating losses. Our net loss from continuing operations before income tax benefit was $96.5 million for the nine months ended September 30, 2017. Our net loss was $153.5 million for the year ended December 31, 2016, $147.8 million for the year ended December 31, 2015 and $83.6 million for the year ended December 31, 2014. As of September 30, 2017, we had an accumulated deficit of $469.8 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale of ONIVYDE. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other therapeutic product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We currently have, and will continue to have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of convertible notes, of which an aggregate principal amount of $60.8 million remained outstanding as of September 30, 2017. In December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022, or 2022 notes. Although we used a portion of the proceeds from the asset sale to extinguish the 2022 notes, and although we extinguished approximately $35.8 million aggregate principal amount of the convertible notes in connection with the settlement agreement and have commenced the tender offer to purchase the remaining notes, we could in the future incur additional indebtedness.

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

Upon the closing of the asset sale with Ipsen, which occurred on April 3, 2017, we received a $575.0 million upfront cash payment from Ipsen, subject to the working capital adjustment. We used these proceeds to redeem the 2022 notes, including payment of the $175.0 million outstanding aggregate principal amount, interest through the redemption date and an additional make-whole premium payment of approximately $20.1 million, and our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. Additionally, if certain milestones under the Baxalta agreement are met, we currently expect to receive up to an aggregate of $33.0 million in net milestone payments in 2017. We believe that at our currently forecasted spending rates, our existing financial resources, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our planned operations into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

We have invested and plan to continue to invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, including commercial paper, and money market instruments. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities, but there can be no guarantee that our investments will not result in losses.

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

In general, we forecast enrollment for our clinical trials based on experience from previous clinical trials and monitor enrollment to be able to make adjustments to clinical trials when appropriate, including as a result of slower than expected enrollment that we experience from time to time in our clinical trials. It is possible that slow enrollment could require us to make adjustments to our clinical trials. If these adjustments do not overcome problems with slow enrollment, we could experience significant delays or abandon the applicable clinical trial altogether.

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

We may apply our systems biology approach to disease areas outside the oncology field, and could do so through the establishment of separately funded companies. For example, we established Silver Creek to research and develop regenerative medicines to repair the heart using our systems biology approach. Silver Creek has received separate funding from investors other than us and, as of the third quarter of 2017, we were no longer the majority owner of Silver Creek. To the extent we are not the majority owner of or control Silver Creek or other companies that we establish, Silver Creek or such other companies could take actions that we do not endorse or with which we disagree, such as using our systems biology approach in a way that reflects adversely on us. In addition, these companies may have difficulty raising additional funds and could encounter any of the risks in developing and commercializing product candidates to which we are subject.

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

We rely on certain single suppliers for certain materials that we use for the manufacture of our product candidates. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place. Any performance failure or refusal to supply on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products. If our current suppliers cannot perform as agreed, we may be required to replace one or more of these suppliers. Although we believe that there may be a number of potential long-term replacements to each supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

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

We may not be able to obtain, maintain or protect proprietary rights necessary for the continued development and commercialization of our products, product candidates and research technologies, including as a result of challenges from companies who seek to sell generic or biosimilar versions of our products after expiration of any regulatory exclusivity but prior to the applicable patent expiration.

Our commercial success depends in large part on obtaining and maintaining U.S. and foreign patent protection for our products, our product candidates and our research technologies and successfully enforcing and defending these patents against third-party challenges, including with respect to generic or biosimilar challenges. The validity of our patents in one or more jurisdictions may be challenged by third parties, resulting in our patents being deemed invalid, unenforceable or narrowed in scope, which could compromise the scope or duration of our exclusive rights in the relevant product, product candidate or technology. For example, the validity of a U.S. patent can be challenged in the U.S. Patent and Trademark Office (e.g., through an Inter Partes Review and/or Post Grant Review proceeding) and/or in U.S. federal district court.

In addition, our patents may also be challenged in a federal court in connection with a third party’s abbreviated new drug application, or ANDA, a Section 505(b)(2) new drug application, or NDA, or an abbreviated Biologic License Application, or aBLA, seeking FDA approval to market a generic version or a biosimilar version of our products, resulting in a patent challenge to one or more patents listed in the Orange Book for our product or that protect our biologic product. This patent challenge can result in one or more of those patents for our products being deemed uninfringed, invalid, unenforceable and/or narrowed in scope, which could compromise the scope or duration of our exclusive rights in the relevant product. An ANDA, Section 505(b)(2) NDA or aBLA can be filed after FDA approval of a product and the expiration of any relevant regulatory exclusivity. Other challenges to a patent may be mounted without regard to the date of an FDA approval.

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

Because our diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For our clinical stage product candidates, namely MM-121, MM-141 and MM-310, we are attempting to develop an in vitro diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider these in vitro diagnostics to be “in vitro companion diagnostic devices” that require simultaneous approval or clearance with the therapeutics will depend on whether the FDA views the diagnostics to be essential to the safety and efficacy of these therapeutics.

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

If we fail to maintain orphan drug designation for MM-121 or MM-141, we will have to rely on other rights and protections.

We obtained orphan drug designation in the United States for MM-121 for the treatment of heregulin positive non-small cell lung cancer and for MM-141 for the treatment of pancreatic cancer. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for that indication for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA, to market the same drug for the same orphan indication, except in limited circumstances. For purposes of small molecule drugs, the FDA defines the term “same drug” to mean a drug that contains the same active molecule and that is intended for the same use as the approved orphan drug. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Additionally, maintenance of the orphan drug designation requires the company holding such designation to continue to actively pursue development in that indication.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any such changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

In addition, a drug product approved under an NDA could face generic competition earlier than expected. The enactment of the Generic Drug User Fee Amendments of 2012 as part of the Food and Drug Administration Safety and Innovation Act of 2012 established a user fee program that will generate hundreds of millions of dollars in funding for the FDA’s generic drug review program. Funding from the user fee program, along with performance goals that the FDA negotiated with the generic drug industry, is significantly decreasing the timeframe for FDA review and approval of generic drug applications.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals as a result of Brexit or otherwise would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

The FDA has sweeping inspection authorities to enforce the Federal Food, Drug, and Cosmetic Act. Under the statute, a drug or biologic will be considered adulterated, with possible resulting civil and criminal penalties, if the owner or operator of the establishment where it is made, processed, packed or held delays, denies, limits or refuses inspection. The FDA employs a risk-based inspection schedule to ensure compliance. The law grants the FDA authority to require a drug or biologics manufacturer to provide, in advance or instead of an inspection, and at the manufacturer’s expense, any records or other information that the agency may otherwise inspect at the facility. The FDA may also share inspection information with foreign governments under certain circumstances.

The FDA also has broad authority to take action against manufacturers of drugs or biologics that are not adhering to pediatric study requirements, which apply even if the manufacturer is not seeking to market the drug or biologic to pediatric patients. As of April 2013, the FDA must issue non-compliance letters to companies who do not meet the pediatric study requirements. Any company receiving a non-compliance letter would have an opportunity to respond, and the non-compliance letter and company response would become publicly available.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

In March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•

expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal healthcare anti-kickback statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an executive order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. In October 2017, President Trump signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.

A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA.

Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the CMS of our average manufacturer price, or AMP, and best price for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety net providers under the Public Health Service 340B drug pricing program.

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

We have not historically declared or paid cash dividends on our common stock. Although our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, we do not currently intend to pay any regular cash dividends in the foreseeable future. Additionally, as a result of the amount that we paid pursuant to the settlement agreement, the amount that we expect to pay to acquire the remaining notes and other costs and expenses incurred related to the Delaware Action, we will have exhausted the full amount of the escrow funds and do not intend to declare an additional special dividend with respect to any portion of the escrow funds. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

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

Item 5.Other Information.

Our board of directors has set June 12, 2018 as the date for our 2018 Annual Meeting of Stockholders. Proposals of stockholders intended to be presented at our 2018 Annual Meeting of Stockholders pursuant to Rule 14a-8 promulgated under the Exchange Act must be received by us at our principal executive offices, One Kendall Square, Suite B7201, Cambridge, Massachusetts 02139, no later than December 28, 2017 in order to be included in the proxy statement and proxy card relating to that meeting.

If a stockholder wishes to present a proposal at our 2018 Annual Meeting of Stockholders, but does not wish to have the proposal considered for inclusion in our proxy statement and proxy card, pursuant to the advance notice provision in our bylaws, such stockholder must give written notice to our Corporate Secretary at our principal executive offices at the address noted above. Our Corporate Secretary must receive such notice no earlier than February 12, 2018 and no later than March 14, 2018.

Item 6.Exhibits.

Exhibit Number	Description of Exhibit

3.1*	Restated Certificate of Incorporation of the Registrant, as amended

10.1*	Employment Agreement, dated as of July 18, 2017, by and between the Registrant and Thomas E. Needham, Jr.

10.2*	Employment Agreement, dated as of August 10, 2017, by and between the Registrant and Jean M. Franchi

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: November 8, 2017	By:	/s/ Jean M. Franchi
Jean M. Franchi
Chief Financial Officer
(Principal Financial Officer)