Form 10-K
period 2017-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2018-03-12
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2017, was $157,909,117.

As of March 7, 2018, there were 13,342,784 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2018 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of our product candidates;
•	our intellectual property position;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the potential advantages of our approach to drug research and development; and
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

NOTE REGARDING TRADEMARKS

ONIVYDE® is a registered trademark of Ipsen S.A. Any other trademarks, trade names and service marks referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer by targeting biomarker-defined cancers. Our vision is to ensure that cancer patients and their families live fulfilling lives. Our mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All of our development programs, including four clinical trials and six candidates in preclinical development, fit into our strategy of (1) understanding the biological problems we are trying to solve, (2) designing specific solutions against the problems we are trying to solve and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes.

We currently own worldwide development and commercial rights to all of our clinical and preclinical programs. The following table summarizes our clinical programs as of March 1, 2018, each of which is described in further detail below.

A further description of our clinical programs is as follows:

•

MM-121 (seribantumab): MM-121 is a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. There are two active development programs for MM-121, each in a Phase 2 clinical trial. We are currently conducting the global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial, evaluating MM-121 in combination with docetaxel in patients with heregulin positive non-small cell lung cancer, or NSCLC. We are also conducting the global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer.

•

MM-141 (istiratumab): MM-141 is a fully human tetravalent bispecific antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1, or IGF-1, receptor and ErbB3 (HER3) cell surface receptor. We are currently conducting and have completed enrollment of the global, double-blinded, placebo-

controlled, Phase 2 randomized CARRIE clinical trial evaluating MM-141 in combination with nab-paclitaxel and gemcitabine in patients with previously untreated metastatic pancreatic cancer with high serum levels of free IGF-1.

•

MM-310: MM-310 is an antibody-directed nanotherapeutic that targets the ephrin receptor A2, or EphA2, receptor and contains a novel prodrug of the highly potent chemotherapy docetaxel. The EphA2 receptor is highly expressed in most solid tumor types, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. We initiated a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 and to identify the maximum tolerated dose in the first quarter of 2017.

The table below summarizes our preclinical pipeline as of March 1, 2018. We have six preclinical programs that we are actively working to advance into the clinic. Our preclinical programs focus on three areas of expertise: disruption of growth factor pathways, disruption of cellular proliferation and repair, and immuno-oncology.

We are also developing in vitro diagnostics for use with each of our oncology product candidates. Our in vitro diagnostics employ biophysical or biochemical markers of cancer, or biomarkers. We believe that our biomarker-driven development strategy utilizing companion diagnostics will allow us to improve the efficiency and productivity of our clinical development and enhance the potential efficacy and pharmacoeconomic benefit of our product candidates.

On April 3, 2017, we completed the sale, or the asset sale, to Ipsen S.A., or Ipsen, of all of our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, our first commercial product, and MM-436, or the commercial business. Additional information about the asset sale is described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our non-commercial assets, including our clinical and preclinical development programs described above, or the pipeline business, were not included in the asset sale and remain assets of ours.

Our Approach to Cancer Research

We are executing a three-pronged strategy as the basis for our approach to drug development. Our process begins with identifying the problems we are trying to solve and developing a fundamental understanding of how cancer cell signaling pathways and drug metabolism affect those problems. We then engineer product candidates, which include both antibodies and antibody-directed nanotherapeutics, which are designed to match the problem and fit our understanding of the target. Finally, we test our product candidates in biomarker-defined populations that are more homogenous than the general unselected disease population. This strategy improves our ability to detect a clear signal early in clinical development and enables us to pursue smaller, shorter, more personalized studies with lower development costs and a potentially accelerated timeframe to clinically meaningful data.

Step 1: Understand the problem

To understand the problems we are trying to solve, we begin by developing a deep understanding of how cancer pathways and drug metabolism affect those problems. Using systems biology and systems pharmacology, our goal is to understand how the complex molecular interactions that occur within cell signaling pathways, or networks, lead to cancer. Our approach utilizes proprietary, dynamic biological data generated in a high-throughput method in which we test multiple biological or chemical parameters using engineering, analytical and modeling expertise, and from which we build computational models of cell biology to further our drug discovery, design and predictive development. We have developed an expertise in generating kinetic data, describing molecular changes or interactions over time, to illuminate the dynamic interactions that occur within biological systems. We apply those insights throughout the research and development process, including for target identification, lead compound design and optimization, diagnostic discovery and the design of clinical trial protocols.

Our models are constructed and validated using internally generated and proprietary data sets. Following the validation of a comprehensive model of a cell signaling network, we are able to use the model for drug discovery. A significant portion of our discovery work takes place in silico, or using the model for computer simulation, which we believe is a more efficient and productive approach for drug discovery and development than traditional approaches.

Step 2: Design a specific solution

Once we understand the problem that we are trying to solve and have developed a clear target, we design a very specific solution to fit our deep understanding of the target, using two internal platforms: our engineered antibody platform and our antibody-directed nanotherapeutics platform.

Human monoclonal antibodies

Human antibodies are a key component of many of our targeted therapies based on a range of favorable attributes, including significant target specificity and avidity relative to small molecules and well-understood pharmacokinetic properties. Our human monoclonal antibody engineering platform provides us with the ability to create antibodies that are designed to inhibit specific nodes responsible for tumor growth and survival, or to address inherent drug resistance by simultaneously targeting redundant signaling pathways. We have designed antibodies both for use as stand-alone therapeutics and as targeting or docking agents for our antibody-directed nanotherapeutics. We have worked with several antibody formats, including:

•

fully human recombinant monoclonal antibodies and fragments of fully human recombinant monoclonal antibodies that include the antibody binding domain. Monoclonal antibodies and antibody fragments are proteins that bind specifically to one defined site on a cell surface protein or receptor;

•	stabilized ligand-fusions, either alone or in a bispecific targeted format with an antibody domain;
•

multi-specific antibody formats, which are comprised of two or more antibodies or antibody fragments linked to a common scaffold molecule to produce a single molecule that binds to distinct epitopes on two or more target cell surface proteins or receptors; and

•

oligoclonal antibody mixtures, which are comprised of defined ratios of two or more recombinant human monoclonal antibodies that target two or more distinct epitopes on a single cell surface protein or receptor.

Antibody-directed nanotherapeutics

Our antibody-directed nanotherapeutics platform is a next-generation antibody drug conjugate, or ADC, that enables us to create actively targeted liposomes that can contain different chemotherapeutic agents. Our targeted nanotherapeutics are lipidic particles constructed to stably encapsulate active drug payloads. Nanoscale objects typically, though not exclusively, have dimensions on the order of 100 nanometers or smaller. We believe that our nanotherapeutics offer the following potentially favorable attributes:

•

a multi-layered targeting strategy that includes an antibody targeting ligand against a preferentially expressed cell-surface receptor on tumor cells, size-controlled accessibility to the tumor microenvironment but not to most normal tissues, and a selective active payload for delivery;

•

a uniform nanoscale size, which is intended to enable targeting and preferential deposition within tumors by taking advantage of the enhanced permeability and retention effect to selectively enter, and subsequently accumulate in, tumors with leaky vasculature;

•

a formulation designed to minimize the leakage of active drug payload out of the particle before the nanotherapeutic has reached the tumor, with the goal of limiting systemic exposure and the associated occurrence of adverse events, while maximizing the amount of active drug that reaches the target;

•

encapsulation of small molecules or nucleic acids in lipidic nanoparticles, designed to protect the active drug payload as it passes through the circulation and organs of the body, such as the liver, and to prevent premature clearance or metabolism of the active drug, and thereby extend the pharmacokinetic profile and enable more convenient dosing regimens; and

•

a customizable payload by which our nanotherapeutics can contain a variety of drug payloads, including chemotherapies, cytotoxics, molecularly targeted small molecule drugs, and nucleic acids, such as siRNA and genes. Unlike conventional ADCs, our antibody-directed nanotherapeutics do not require the use of ultra-high potency drugs or direct conjugation to the antibody, both of which can constitute considerable limitations to the conventional ADC platform.

Step 3: Test the solution in a homogenous patient population

With a clear understanding of the problem and a custom-designed solution, we target our product candidates to biomarker-defined populations. Every program must utilize a biomarker signature, and accordingly our companion diagnostics are being designed to test for such biomarkers and thereby provide prognostic and predictive value for enrichment of the patient populations. Utilizing companion diagnostics to identify the biomarker-defined population, our clinical trials are designed to test our product candidates in more homogenous patient populations.

Ultimately, we believe that our approach will result in better treatments for complex diseases by incorporating the identification of biomarkers and the development of associated companion diagnostics into the drug development process. We believe this may enable physicians to better deliver the right drug to the right set of patients at the right time, which may in turn improve patient outcomes, reduce the overall costs of treating and caring for cancer patients, and ultimately may provide a basis for seeking favorable reimbursement of approved drugs from payors.

Our Most Advanced Product Candidates

The table and descriptions below summarize key information about our clinical stage product candidate assets, MM-121, MM-141 and MM-310. Each of these product candidates is a targeted therapy, designed to efficiently act on selected cancer cells. These targeted therapies are either monoclonal antibodies or monoclonal antibody-derived molecules that are designed to block oncogenic signaling pathways, such as MM-121 and MM-141, or an antibody-directed nanotherapeutic designed to selectively deliver a large cytotoxic payload to the tumor tissue, such as MM-310. None of our product candidates is approved for any indication by the U.S. Food and Drug Administration, or FDA, or any other regulatory agency.

Product Candidate	Development Program Status	Commercial Rights (Territory)
MM-121 (seribantumab) (ErbB3 (HER3) targeted monoclonal antibody)

•   Conducting a Phase 2 clinical trial in patients with heregulin positive NSCLC in combination with docetaxel. We refer to this trial as the SHERLOC trial.

•   Top-line results are expected in the second half of 2018.

Merrimack (worldwide)
MM-121 (seribantumab) (ErbB3 (HER3) targeted monoclonal antibody)

•   Conducting a Phase 2 clinical trial in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer in combination with fulvestrant. We refer to this trial as the SHERBOC trial.

Merrimack (worldwide)
MM-141 (istiratumab) (IGF-1R and ErbB3 (HER3) targeted tetravalent bispecific antibody)

•   Conducting a Phase 2 clinical trial in patients with previously untreated metastatic pancreatic cancer with high serum levels of free IGF-1 in combination with nab-paclitaxel and gemcitabine. Enrollment is complete for this clinical trial. We refer to this trial as the CARRIE trial.

•   Top-line results are expected in the first half of 2018.

Merrimack (worldwide)
MM-310 (antibody-directed nanotherapeutic; EphA2 targeted docetaxel pro-drug)	• Conducting a Phase 1 clinical trial to evaluate safety and preliminary activity in patients with solid tumors. • Safety data and a maximum tolerated dose are expected in the second half of 2018.	Merrimack (worldwide)

MM-121 (seribantumab)

MM-121 overview

MM-121 is a fully human monoclonal antibody that targets ErbB3 (HER3), a cell surface receptor that is activated by its ligand heregulin. Heregulin-driven ErbB3 (HER3) signaling has been implicated as a mechanism of tumor growth and broad resistance to cytotoxic, anti-endocrine, targeted and immuno-oncology therapies. When used in combination with anti-cancer drugs, MM-121 is designed to block heregulin-driven ErbB3 (HER3) signaling and enhance the anti-tumor effect of combination therapy partners.

Heregulin is the cognate ligand of the ErbB3 (HER3) receptor and a powerful driver of cell survival signaling. Based on the central role of heregulin and ErbB3 (HER3) in cancer growth and survival, we believe that MM-121 may be applicable to a broad range of metastatic tumors, including lung, breast, prostate, ovarian, head and neck, colon and pancreatic cancers, among others. Our preclinical studies of several hundred tumor samples and the analysis of tumor samples from our Phase 2 clinical trials suggest that MM-121 may be able to target heregulin-dependent ErbB3 (HER3) signaling that is relevant in approximately 35-50% of cancer patients with these types of tumors, defining a highly drug-tolerant cancer cell phenotype potentially contributing to poor prognosis and thus potentially addressing a high unmet medical need.

In 2017, we obtained orphan drug designation in the United States for MM-121 for the treatment of heregulin positive non-small cell lung cancer.

Our three-pronged drug development strategy informs our approach to our MM-121 program:

Understand the problem. The ErbB3 (HER3) pathway is a drug resistance pathway, allowing cancer cells to escape death and survive the effect of other drugs. The ErbB3 (HER3) pathway is activated by its ligand heregulin, which binds to the ErbB3 (HER3) receptor. We have identified this pathway as a key node in cellular signaling networks and a prime target for cancer drug development.

Design a specific solution. MM-121 is an engineered monoclonal antibody designed to block the ErbB3 (HER3) pathway by preventing the binding between heregulin and the ErbB3 (HER3) receptor.

Test the solution in a homogenous patient population. Consistent with cell biology data, human clinical trials in three different cancers (lung, breast and ovarian) have independently pointed to the potential value of investigating MM-121 in tumors with a high expression of heregulin. Our SHERLOC and SHERBOC randomized Phase 2 clinical trials are designed to prospectively test the therapeutic effect of MM-121 in lung and breast cancer patients, respectively, whose tumors have high expression of heregulin.

MM-121 Phase 2 clinical trial in non-small cell lung cancer

In February 2015, we initiated the global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial evaluating MM-121 in combination with docetaxel, versus docetaxel alone, in patients with heregulin positive non-small cell lung cancer. The trial was amended in 2017 into a proof-of-concept study in a more defined patient population, namely second or third-line heregulin positive adenocarcinoma of the lung. In March 2018, we announced an amendment to the SHERLOC clinical trial to increase the number of patients from 80 to 100. The primary endpoint of the trial is progression free survival, or PFS, and secondary endpoints include overall survival, objective response rate, safety and tolerability. We expect to report top-line results from the SHERLOC clinical trial in the second half of 2018.

MM-121 Phase 2 clinical trial in breast cancer

In August 2017, we initiated the global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial of MM-121 in combination with fulvestrant, versus fulvestrant alone, in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer. This is a double-blinded, placebo-controlled randomized trial, and we plan to enroll 80 patients. The primary endpoint of the trial is investigator-assessed PFS and secondary endpoints include overall survival, time to progression, objective response rate, safety and pharmacokinetics.

MM-121 previous clinical trials

We have evaluated MM-121 in multiple Phase 1 and Phase 2 clinical trials in combination with both chemotherapies and other targeted agents across a wide spectrum of solid tumor patient populations, including patients with ovarian, breast and lung cancers. Over 700 patients were treated with MM-121 in those previous clinical trials. The goal of these clinical trials was to explore the efficacy and safety of MM-121 in combination with other agents and to establish and validate clinically meaningful biomarkers to identify patients most likely to benefit from MM-121.

Three such previous Phase 2 clinical trials of MM-121 in unselected patient populations with NSCLC, ovarian cancer and breast cancer enrolled a total of 464 patients and evaluated whether MM-121 in combination with a standard of care therapy was more effective than the standard of care therapy alone in prolonging PFS. In the NSCLC trial, two of the three cohorts (Groups A and C) did not meet their primary endpoints, and the third cohort (Group B) did not pass its planned interim analysis and ceased enrolling patients. Additionally, the previous Phase 2 clinical trials of MM-121 in patients with ovarian cancer and in patients with breast cancer did not meet the primary endpoints. However, retrospective biomarker analysis of each of these three trials identified heregulin as a key biomarker for MM-121. In 2014, we announced biomarker results from a meta-analysis of these three trials. This meta-analysis highlighted heregulin as the principal biomarker for MM-121 efficacy. High levels of heregulin mRNA correlated with favorable hazard ratios in all three of these trials. A hazard ratio, or HR, is a measure of how often a particular event happens in one group compared to how often it happens in another group over time. In cancer research, hazard ratios are often used in clinical trials to measure survival at any point in time in a group of patients who have been given a specific treatment compared to a control group given another treatment or a placebo. A hazard ratio of one means that there is no difference in survival between the two groups, while a hazard ratio of greater than one or less than one means that survival was better in one of the groups. The confidence interval, or CI, given after the HR reflects the amount of certainty in the estimate of the HR. A HR value that is not contained within a 95% CI is unlikely to be the true HR.

In the lung cancer clinical trial, heregulin-high patients had a PFS HR of 0.35 (95% CI [0.16–0.76]) (37 of 69 evaluable patients were heregulin positive; prevalence of 54%); in the ovarian cancer clinical trial, heregulin-high patients had a PFS HR of 0.37 (95% CI [0.18–0.76]) (57 of 151 evaluable patients were heregulin positive; prevalence of 38%); and in the breast cancer clinical trial, heregulin-high patients had a PFS HR of 0.26 (95% CI [0.11–0.63]) (34 of 76 evaluable patients were heregulin positive; prevalence of 45%). In ovarian cancer, the definition of biomarker positive also required that patients have low ErbB2 (HER2) levels. In breast cancer, where only ErbB2 (HER2) negative patients were enrolled in the clinical trial, this requirement was not needed. In lung cancer, where ErbB2 (HER2) levels are naturally low, this requirement was also not needed. Across these previous clinical trials, there was a consistent, but modest and tolerable, increase in adverse events when MM-121 was combined with erlotinib (lung), paclitaxel (ovarian) and exemestane (breast). Most adverse events were reported as mild to moderate in severity and included diarrhea, fatigue, vomiting, rash, hypokalemia and stomatitis.

MM-121 diagnostic development

In partnership with Leica Biosystems Newcastle, Ltd., or Leica, we are developing a companion diagnostic assay for MM-121 using RNA in situ hybridization, or RNA-ISH, as the method to detect heregulin expression in tumor cells. In this assay, a section of formalin-fixed paraffin-embedded, or FFPE, tissue, obtained through a biopsy procedure, is stained for heregulin mRNA and scored by a certified pathologist. This assay format is currently being utilized in both our SHERLOC and SHERBOC clinical trials.

MM-141

MM-141 overview

MM-141 is a fully human tetravalent bispecific antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1 receptor, or IGF-1R, and ErbB3 (HER3) cell surface receptors. A tetravalent bispecific antibody is a single molecule that has four binding sites, two for each of two different target cell surface receptors. IGF-1R and ErbB3 (HER3) both activate a major signaling pathway, PI3K/AKT/mTOR, that allows tumor cells to grow and develop resistance to chemotherapy. We designed MM-141 to suppress the PI3K/AKT/mTOR signaling pathway by reducing the levels of IGF-1R and ErbB3 (HER3) that trigger the pathway.

In 2014, we obtained orphan drug designation in the United States for MM-141 for the treatment of pancreatic cancer.

Our three-pronged drug development strategy informs our approach to our MM-141 program:

Understand the problem. Our research suggests that two pathways, IGF-1R and ErbB3 (HER3), cooperate to drive a master control of cancer cells’ growth. Our research also suggests that the blockade of these two pathways should be more effective if one drug blocks both receptors rather than two drugs acting separately.

Design a specific solution. MM-141 is an engineered tetravalent bispecific antibody that blocks both pathways by binding to both IGF-1R and ErbB3 (HER3).

Test the solution in a homogenous patient population. We are prospectively testing the therapeutic effect of MM-141 in pancreatic cancer patients who have high blood levels of free IGF-1, the signal for IGF-1R, in our CARRIE clinical trial. High serum levels of free IGF-1 are prevalent in approximately 50% of pancreatic cancer patients, and high levels are believed to be associated with more aggressive forms of pancreatic cancer.

MM-141 Phase 2 clinical trial in metastatic pancreatic cancer

In May 2015, we initiated the global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial of MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone, in patients with newly diagnosed metastatic pancreatic cancer who have high serum levels of free IGF-1. In January 2017, we reduced the planned enrollment for this clinical trial from approximately 140 patients to approximately 80 patients, and enrollment for this trial is complete. Eligible patients for the trial had to have received no prior radiotherapy, surgery, chemotherapy or investigational therapy for the treatment of metastatic disease. The primary endpoint of the trial is PFS and secondary endpoints include overall survival, objective response rate, safety and tolerability. We expect to report top-line results from the CARRIE clinical trial in the first half of 2018.

MM-141 Phase 1 clinical trial

The design of our CARRIE clinical trial was informed by our multi-arm Phase 1 clinical trial evaluating the safety and tolerability of MM-141 as a monotherapy and in combination with everolimus or with nab-paclitaxel and gemcitabine in patients with advanced solid tumors. Patients in the Phase 1 trial were enrolled in one of three arms: MM-141 as a monotherapy, MM-141 in combination with everolimus and MM-141 in combination with nab-paclitaxel and gemcitabine. Trial data showed common co-expression of IGF-1R and ErbB3 (HER3) in solid tumors, and suggested that the presence of this co-expression in metastatic pancreatic cancer was associated with decreased patient survival. An analysis of pre- and post-treatment biopsies confirmed that levels of IGF-1R and ErbB3 (HER3) were decreased following MM-141 administration. Hyperglycemia was reported as an adverse event of Grade 3 or higher in one out of 42 patients in the trial (2.4%). The most common treatment-emergent adverse events in the trial, of any grade, were vomiting (47.6%), decreased appetite (42.9%), headache (42.9%) and nausea (42.9%). The only dose limiting toxicity in the trial was in the combination arm of MM-141 with everolimus, and was a Grade 4 infusion-related reaction. MM-141 monotherapy was well tolerated with no dose limiting toxicities. The observed safety profile of MM-141 in combination with nab-paclitaxel and gemcitabine was comparable to expected toxicities reported with the individual safety profiles of the chemotherapy agents.

MM-141 diagnostic development

Our CARRIE clinical trial uses a proprietary, validated test to prospectively select patients with high serum levels of free IGF-1 for inclusion in the trial. We are conducting additional research and development on an in vitro diagnostic for MM-141 that may help determine which patients would benefit the most from MM-141. This research is focused on identifying pathway-relevant biomarkers and assessing their correlation with the magnitude of patient response to MM-141.

MM-310

MM-310 overview

MM-310 is an antibody-directed nanotherapeutic that encapsulates a newly engineered form of the highly potent chemotherapy docetaxel as a prodrug in an EphA2 targeted liposome. In preclinical studies, MM-310 demonstrated increased antitumor activity in multiple models compared to free docetaxel. In the preclinical studies, EphA2-targeted liposomes delivered the cytotoxic to the tumor while minimizing exposure to healthy tissues. MM-310 is designed to result in prolonged exposure of the active drug at the tumor site and in preclinical studies had a significantly longer half-life than free docetaxel. In a sampling of approximately 200 tumors, EphA2 was found to be expressed in tumor cells, myofibroblasts and/or tumor-associated blood vessels. EphA2 overall prevalence was found to range from 50% to 100% across multiple indications. In cell models, a high level of specificity was observed in the MM-310 EphA2 targeted liposome, with a more than 100-fold increase in liposome cell association when compared to non-targeted liposomes.

Our three-pronged drug development strategy informs our approach to our MM-310 program:

Understand the problem. Conventional ADCs, which typically incorporate an ultra-high potency drug conjugated to a targeting antibody and which do not utilize liposomes to encapsulate the payload, can be highly effective therapies but are often accompanied by significant toxicities that limit tolerable dosage levels and duration of use. Other potential limitations of conventional ADCs include the need for direct conjugation of the drug to the antibody, which requires subsequent cleavage of the bond to release the drug, and the uptake of the conventional ADC into normal tissue due to both the small size of the ADC and the presence of the accessible target receptor on normal tissue. Docetaxel, the payload for MM-310, is a highly effective and well validated cancer chemotherapy with a conventional potency range, but it is often accompanied by significant toxicity that limits its dosage levels and duration of use. Our hypothesis is that a more sustained release of the drug should result in lower plasma levels and extended exposure at the tumor, and thus less toxicity and improved efficacy. We also believe that EphA2 is an attractive target due to the fact that it is expressed at a very high level on and internalized by cancer cells.

Design a specific solution. MM-310 is an antibody-directed nanotherapeutic that is designed to improve the therapeutic window of the active drug by incorporating it in the form of a drug precursor encapsulated in a nanoliposome to ensure a slower and more sustained release of the drug. The small size of the nanotherapeutic may allow it to take advantage of the leaky vasculature of the tumor through the permeability and retention effect and potentially deliver docetaxel more preferentially, while restricting distribution in normal tissues. The nanoliposome utilizes antibodies to the EphA2 receptor, a receptor often over-expressed in solid tumors, to help target more of the chemotherapy payload to the tumor site.

Test the solution in a homogenous patient population. After identifying the maximum tolerated dose and the drug’s safety profile in humans, future clinical trials will test the drug in tumor types that over-express the EphA2 receptors.

MM-310 Phase 1 clinical trial

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary efficacy in patients with solid tumors and to identify the maximum tolerated dose. In the first part of the trial, MM-310 will be assessed as a monotherapy until a maximum tolerated dose is established. After a maximum tolerated dose is established, an expansion cohort and MM-310 in combination with other therapies will be assessed. We expect to report safety data and the maximum tolerated dose from this trial in the second half of 2018.

MM-310 diagnostic development

We expect to utilize a validated test to prospectively select patients with high EphA2 receptor expression in the expansion cohort of our Phase 1 clinical trial of MM-310.

Preclinical Product Candidates

We are developing preclinical product candidates for a range of solid tumor indications. We have six preclinical programs, which focus on three areas of expertise: disruption of growth factor pathways, disruption of cellular proliferation and repair, and immuno-oncology.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on contract manufacturing organizations, or CMOs, to manufacture our product candidates in order to meet our operational objectives for clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We also currently outsource, and expect to continue to outsource, our fill finish, packaging, labeling and distribution activities.

We currently have manufacturing agreements with Samsung Biologics Co., Ltd., or Samsung, for the manufacture of MM-121 and the performance of associated quality related services and with Ipsen for the manufacture of MM-310 and the performance of certain quality related services. We do not currently have arrangements in place for redundant supply or manufacturing agreements for our other product candidates. To the extent we approach commercialization for any product candidates, we expect that we would identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill finish services as a part of such commercialization plans.

We are developing and testing diagnostic assays for predictive biomarkers in an internal laboratory and through collaborations with third-parties. Upon completion of the development of the diagnostic tests, we plan to evaluate external as well as internal options for manufacturing and commercialization of the tests. We have partnered with Leica for the development of a companion diagnostic for our MM-121 program.

Sources and Availability of Raw Materials

We currently rely on single source suppliers for certain raw materials that we use for our antibody and nanoliposome manufacturing processes. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our integrated research, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. There are many generic products currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

The initial focus of our business is to develop therapeutics and diagnostics for the treatment of solid tumor cancers. Cancer is the second most common cause of death in the United States, exceeded only by heart disease. There are a variety of available drug therapies marketed for solid tumors. Although there has been considerable progress over the past few decades in the treatment of solid tumors and the currently marketed therapies provide benefits to many patients, generally these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from solid tumor cancers remains high. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors.

The following table sets forth information about the solid tumor cancer indications we are studying in our Phase 2 clinical trials of MM-121 and MM-141. The U.S. estimated annual incidence is based on information from the American Cancer Society, Cancer Fact & Figures 2018.

Tumor Type	U.S. Annual Incidence	Selected Marketed Therapies
Breast	268,670

trastuzumab (Herceptin®); docetaxel (Taxotere®); paclitaxel (Taxol®, Abraxane®); capecitabine (Xeloda®); tamoxifen (Nolvadex®, Soltamox®); anastrazole (Arimidex®); letrozole (Femara®); exemestane (Aromasin®); fulvestrant (Faslodex®); ado-trastuzumab emtansine (Kadcyla®); pertuzumab (Perjeta®); lapatinib (Tykerb®); everolimus (Afinitor®); eribulin mesylate (Halaven®); palbociclib (Ibrance®); ribociclib (Kisqali®); abemaciclib (Verzenio®)

Lung and bronchus	234,030

ceritinib (Zykadia®); crizotinib (Xalkori®); docetaxel (Taxotere); gemcitabine (Gemzar®); pemetrexed (Alimta®); gefitinib (Iressa®); afatinib (Gilotrif®); alectinib (Alecensa®); brigatinib (Alunbrig®); osimertinib (Tagrisso®); necitumumab (Portrazza®); erlotinib (Tarceva®); bevacizumab (Avastin®); paclitaxel (Taxol, Abraxane); nivolumab (Opdivo®); pembrolizumab (Keytruda®); atezolizumab (Tecentriq®); trametinib (Mekinist®); dabrafenib (Tafinlar®); ramucirumab (Cyramza®)

Pancreatic	55,440	nab-paclitaxel (Abraxane); gemcitabine (Gemzar); erlotinib (Tarceva); oxaliplatin (Eloxatin®); irinotecan liposome (ONIVYDE®)

We are also accepting for inclusion in our Phase 1 clinical trial of MM-310 patients with additional solid tumor cancer indications, including prostate and ovarian cancers.

In addition to the marketed therapies for solid tumors listed in the table above, there are a number of products in late stage clinical development to treat solid tumors. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.

Collaboration and License Agreements

We are party to certain collaboration and license agreements. We consider the following agreements to be material to our business.

Ipsen

On April 3, 2017, we completed the asset sale with Ipsen. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the asset sale agreement, between us and Ipsen, Ipsen acquired our right, title and interest in the commercial business. Pursuant to the asset sale agreement, we received $575.0 million in cash, plus a working capital adjustment of $5.7 million, and are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. Ipsen has agreed pursuant to the asset sale agreement to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications. We also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement, which we refer to as the Baxalta agreement, with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, collectively Baxalta. We entered into the Baxalta agreement in 2014, and on April 3, 2017, the Baxalta agreement was assigned to Ipsen in connection with the completion of the sale of the commercial business.

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

Dyax

In January 2007, we entered into an amended and restated collaboration agreement with Dyax Corp., or Dyax, which superseded a prior collaboration agreement with Dyax that we entered into in December 2005. Under this collaboration agreement, Dyax used its proprietary phage display technology to identify antibodies that bind to targets of interest to us as therapeutics or diagnostics. Further, Dyax has granted to us a worldwide, non-exclusive, royalty free right to use and make any and all of the antibodies identified by Dyax for certain research purposes. In order to clinically develop or commercialize any such antibody, however, we must obtain an additional product license from Dyax on a target-by-target basis. We have the option to obtain one or more product licenses on terms set forth in the collaboration agreement, subject to limitations on the availability of each such product license under an agreement between Dyax and Cambridge Antibody Technologies, which has merged with MedImmune, LLC and is now owned by AstraZeneca PLC. In January 2016, Dyax was acquired by Shire plc.

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

We also rely on trademark protection of our corporate brand. We are the owner of multiple federal trademark registrations in the United States and outside the United States. In addition, we have multiple additional pending trademark registration applications in the United States and other countries covering the MERRIMACK® word mark and related logos in trademark classes relevant to our products and services.

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

As of January 31, 2018, we owned or controlled a total of 29 issued U.S. patents and 165 corresponding issued foreign patents, in addition to 67 pending U.S. patent applications and 156 pending patent applications in the rest of the world. We intend to continue to protect our proprietary technology with additional filings as appropriate. We do not have patents or patent applications in every jurisdiction where there is a potential commercial market for our product candidates. We continually evaluate our patent portfolio and patent strategy and believe our owned and licensed patents and patent applications, as well as applicable periods of regulatory exclusivity available after new product approval, provide us with a competitive advantage; however, if markets where we do not have patents or patent applications become commercially important, our business may be adversely affected.

The latest patent expiration dates for issued patents covering the composition or use of each of our most advanced product candidates as of January 31, 2018 are summarized below. As described in more detail below, the expiration dates in the table below refer to the latest-expiring granted patent covering the product, product candidate, technology or use thereof in the United States, and one or more countries outside of the United States, but do not account for any patent term extension or extended exclusivity terms, such as pediatric extensions, that may be available in the United States and certain foreign jurisdictions.

Product Candidate	Latest Year of Expiration of Current Patent Protection in the United States	Latest Year of Expiration of Current Patent Protection outside the United States
MM-121	2034	2031
MM-141	2032	2032
MM-310	2031	2031

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

MM-121 (seribantumab)

We own issued patents in the United States, Europe, Japan and fifteen other countries covering the MM-121 composition through at least 2028, not including additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity. In addition, we own a granted patent in the United States covering treatment of heregulin positive lung cancers with certain drug combinations through 2034, granted patents in the United States, Europe, Japan and ten other countries covering treatment of patients with certain forms of breast cancer through at least 2031, and multiple pending patent applications in the United States, Europe and other countries covering various related methods of use, including the treatment of patients with heregulin positive forms of cancer (through 2034, if issued), treatment of patients with heregulin positive NSCLC (through 2036, if issued), treatment of patients with certain forms of breast cancer (through 2031 or 2032, if issued) and/or related diagnostic tests and methods (through 2029, if issued).

MM-141 (istiratumab)

We own issued patents in the United States, Europe, Japan and four other countries, and pending patent applications in six additional countries, covering the MM-141 composition through at least 2032, not including additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity. In addition, we own multiple pending patent applications in the United States and Europe covering methods of treating pancreatic cancer with MM-141 (through 2035, if issued).

MM-310

We have an exclusive license to patent filings covering the MM-310 composition through at least 2037 (if issued) from the University of California. In addition, we own multiple pending patent filings covering the MM-310 liposome composition, companion diagnostic technology for MM-310 and therapeutic uses of MM-310 through at least 2037 (if issued). The expiration dates above do not include any additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity.

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

United States drug and biological product approval process

In the United States, the FDA approves new drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, while new biologic products are licensed for marketing under the Public Health Service Act, or PHSA. Both drugs and biologics are regulated under the FDCA and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial actions, including, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil penalties and criminal prosecution.

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
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product and the safety, potency and purity of a candidate biologic product for each indication;

•	submission to the FDA of an NDA or an abbreviated new drug application, or ANDA, for a new drug product or BLA for a biological product, as applicable;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	FDA review and approval of the NDA or BLA; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy program and the potential requirement to conduct post-approval studies.

We expect that all of our clinical product candidates will be subject to review as biological products under BLA standards. Although MM-310 contains both drug and biological components, we believe that this combination product would be subject to review as a biological product, pursuant to a BLA.

Preclinical studies and the IND Process

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed protocol for clinical studies, among other things, to the FDA as part of an IND. An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and is a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved application. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not necessarily result in the FDA allowing clinical trials to commence.

Clinical trials

Clinical trials involve the administration of the investigational new drug to human subjects – healthy volunteers or patients – under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. For clinical trials involving an IND, an IRB must operate in compliance with FDA regulations. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the DSMB maintains to available data from the study.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1: The investigational drug or biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, side effects associated with increasing doses, pharmacological action, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•

Phase 2: The investigational drug or biological product is administered to a limited patient population to identify common adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: The investigational drug or biological product is administered to an expanded patient population in adequate and well-controlled clinical trials, typically at geographically dispersed clinical trial sites, to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to permit the FDA to evaluate the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

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

In some cases, the FDA may approve an application for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s pharmacology chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs and BLAs is subject to a substantial application user fee, currently $2,421,495 for an application requiring clinical data for fiscal year 2018, and the sponsor of an approved NDA or BLA is also subject to annual product or program fees, currently $304,162 per program. These fees may be increased or decreased annually.

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

In addition to other benefits, such as the ability to have more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

Pediatric information and exclusivity

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

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or patent protection, including the non‑patent and orphan exclusivity. This six month exclusivity may be granted if an application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.

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

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The FDA must also expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Patent term extension

After NDA approval, owners of relevant drug patents may apply for up to a five year patent term extension. The allowable patent term extension is calculated as half of the drug’s testing phase, based on the time between IND application and submission of the NDA, and all of the review phase, based on the time between the NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

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

The FDA has not yet issued proposed regulations setting forth its interpretation of the BPCIA’s provisions but has issued guidance documents and draft guidance documents related to BPCIA implementation concerning biosimilarity and interchangeability, BLA submission requirements, exclusivity, clinical pharmacology, statistics, labeling and naming. As of January 1, 2018, the FDA has approved nine biosimilar products for use in the United States. No interchangeable biosimilars have been approved.

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

Overview of FDA regulation of companion diagnostics

We are developing in vitro diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics.

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

The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring a PMA. A medical device, including an in vitro diagnostic, or IVD, to be commercially distributed in the United States must receive either 510(k) clearance or PMA (or be a Class I exempt device that does not require pre-market review) from the FDA prior to marketing. The FDA has previously required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain a PMA simultaneously with approval of the product candidate.

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

A PMA application also must provide information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee; for fiscal year 2018, the standard fee for review of a PMA is $310,764 and the small business fee for review of a PMA is $77,691.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

Government price reporting

We would be required to report certain price data and pay certain rebates to the U.S. government as a condition of participation in federal healthcare programs. Medicaid is jointly administered by federal and state governments for the benefit of low income and certain disabled beneficiaries. Under the Medicaid Drug Rebate Program, we would be required to pay a certain rebate for each unit of product reimbursed by the state Medicaid programs.

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

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No. 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all European Union Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No. 536/2014 will become applicable no earlier than 2019. It will overhaul the current system of approvals for clinical trials in the European Union and is aimed specifically at simplifying and streamlining the approval of clinical trials in the European Union.

Conditional Marketing Authorization

In the European Union, the EMA supports the development of medicines that address unmet medical needs of patients. In the interest of public health, applicants may be granted a conditional marketing authorization for such medicines where the benefit of immediate availability outweighs the risk of less comprehensive data than normally required, based on the scope and criteria defined in legislation and guidelines.

Medicines for human use are eligible if they belong to at least one of these categories:

•	aimed at treating, preventing or diagnosing seriously debilitating or life-threatening diseases;
•	intended for use in emergency situations (also less comprehensive pharmaceutical and non-clinical data may be accepted for such products);
•	designated as orphan medicines.

Conditional marketing authorization may be granted if the CHMP finds that all the following requirements are met:

•	the benefit-risk balance of the product is positive;
•	it is likely that the applicant will be able to provide comprehensive data;
•	unmet medical needs will be fulfilled;
•	the benefit to public health of the medicinal product's immediate availability on the market outweighs the risks due to need for further data.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provided notice of withdrawal. Since the regulatory framework for pharmaceutical products in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

21st Century Cures Act and new FDA regulations

In December 2016, Congress passed the 21st Century Cures Act, or the Cures Act. This law is intended to enable the acceleration of the discovery, development and delivery of 21st century cures, among other things. Provisions in that law, such as those applying to precision medicine, technical updates to clinical trial databases and advancing new drug therapies, could apply directly or indirectly to our activities. At this point, however, it is not clear how that law will be implemented and what effect it may have on our business.

In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

Healthcare reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. By way of example, the U.S. and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the U.S. Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for products under government healthcare programs.

Since enactment of the ACA, there have been numerous legal challenges and legislative actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, the U.S. Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the U.S. Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027, and premiums in insurance markets may rise.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the U.S. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing.

Pharmaceutical coverage, pricing and reimbursement

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for any drug products for which we obtain regulatory approval and could adversely affect our net revenue and results.

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

Employees

As of January 31, 2018, we had 72 full-time employees, of whom 48 are engaged in research and development. None of our employees is represented by a labor union or covered by collective bargaining agreements.

We consider our relationship with our employees to be good.

Segment, Geographic and Financial Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one operating segment and we operate in only one geographic region (the United States).

Financial information about (1) our net product revenue and other revenues, net loss per share available to common stockholders and our total assets is provided in our consolidated financial statements included in this Annual Report on Form 10-K and (2) our research and development expenses in each of the last three fiscal years is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information about our dependence on limited amounts of customers is provided in Note 1, “Nature of the Business and Summary of Significant Accounting Policies – Concentration of Credit Risk” in the accompanying notes to the consolidated financial statements.

In August 2010, we acquired a controlling financial interest in Silver Creek Pharmaceuticals Inc., or Silver Creek. At such time we had the ability to direct the activities of Silver Creek that most significantly impacted Silver Creek’s economic performance through our ownership percentage and through the board of director seats we controlled, and as such Silver Creek was consolidated in our financial statements. In the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced our ownership percentage of Silver Creek below 50% and resulted in us no longer controlling the Silver Creek board of directors, and as a result Silver Creek was deconsolidated from our financial statements. Information about the deconsolidation of Silver Creek from our financial statements is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In September 2017, we filed an amendment to our certificate of incorporation to effect a one-for-ten reverse stock split of our issued and outstanding common stock, or the reverse split, and on September 6, 2017, the reverse split was effective for trading purposes. Additional information about the reverse split is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Risks Related to the Sale of the Commercial Business to Ipsen

Because the commercial business represented all of our revenues for fiscal year 2016 and the three months ended March 31, 2017, our business following the sale of the commercial business is substantially different than it was prior to such sale.

As a result of the completion of the asset sale with Ipsen, Ipsen acquired our right, title and interest in the commercial business. The commercial business represented all of our revenues for the fiscal year 2016 and the three months ended March 31, 2017. Following the asset sale, we retained only the pipeline business. Our results of operations and financial condition may be materially affected if we fail to grow the pipeline business, if we are unable to raise additional capital when needed to run the pipeline business, if we must incur significant costs in order to raise additional capital to run the pipeline business or if we are unable to successfully develop and commercialize our remaining product candidates.

We are, and in the future may be, subject to securities litigation, which is expensive and could divert our attention.

We have been, and may in the future be, subject to securities class action litigation in connection with the asset sale. Securities litigation against us could result in substantial costs and divert our management’s attention, which could seriously harm our business. For instance, a putative stockholder class action suit was filed by a purported stockholder of ours in the Superior Court of Massachusetts for the County of Middlesex against us and our directors. The case was captioned Robert Garfield v. Merrimack Pharmaceuticals Inc., et al., or the Garfield Action. The Garfield Action complaint alleged that our directors breached their fiduciary duties by entering into the asset sale agreement and that the definitive proxy statement relating to the asset sale contained inadequate disclosures and omissions. Although we believed that the Garfield Action was without merit, to avoid the risk of the litigation delaying or adversely affecting the asset sale and to minimize the expense of defending the litigation related to the asset sale, we agreed to make supplemental disclosures related to the asset sale and to pay the plaintiff’s counsel $375,000 in attorney’s fees in connection with the resolution of the Garfield Action. As a result, the plaintiff concluded that the claims in the Garfield Action were mooted, and the Garfield Action was dismissed with prejudice. Nonetheless, there can be no guarantee that there will not be additional securities class action litigation in connection with the asset sale.

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

Ipsen did not assume any of the excluded liabilities under the asset sale agreement.

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

Since inception, we have incurred significant operating losses. Our net loss from continuing operations before income tax benefit was $118.4 million for the year ended December 31, 2017, $169.5 million for the year ended December 31, 2016 and $162.8 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $482.8 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale of ONIVYDE. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

Upon the closing of the asset sale with Ipsen, which occurred on April 3, 2017, we received a $575.0 million upfront cash payment from Ipsen, subject to the working capital adjustment. We used these proceeds to redeem the 2022 notes, including payment of the $175.0 million outstanding aggregate principal amount, interest through the redemption date and an additional make-whole premium payment of approximately $20.1 million, and our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. Additionally, if certain milestones under the Baxalta agreement are met, we currently expect to receive up to an aggregate of $33.0 million in net milestone payments in future periods. As a result of the cash received from the consummation of the asset sale, we believe that at our currently forecasted spending rates, our existing financial resources, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our planned operations into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

On December 15, 2017, we filed a registration statement on Form S-3 with the SEC to allow the issuance of our securities from time to time in one or more offerings of up to $150,000,000 in aggregate dollar amount. This registration statement was declared effective by the SEC on January 5, 2018. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and these covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. The debt issued in a debt financing would also be senior to our outstanding shares of capital stock upon our liquidation. Significant indebtedness and the pledge of our assets as collateral in the future could limit our ability to obtain additional debt financing. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Future indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have had in the past, and may in the future have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020, or convertible notes. In December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022, or 2022 notes. Although we used a portion of the proceeds from the asset sale to fully extinguish the 2022 notes, and we extinguished all but $56,000 of the aggregate remaining principal amount of the convertible notes in connection with the settlement of the litigation described in Item 3, “Legal Proceedings” below and a related cash tender offer to purchase the convertible notes that we completed on November 10, 2017, we could in the future incur additional indebtedness.

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

To the extent we seek funds from external sources in the future, such funds may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under any future debt instruments could result in an event of default under those instruments, and such debt instruments could require covenants and pledges of our assets as collateral which could limit our ability to obtain other debt financing.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2017, we had federal net operating loss carryforwards of $138.1 million, which begin to expire in 2034, and state net operating loss carryforwards of $223.4 million, which begin to expire in 2028. As of December 31, 2017, we also had federal research and development tax credit carryforwards of $28.8 million and state research and development tax credit carryforwards $18.7 million, which begin to expire in 2022 and 2026, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. If our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

A decrease in the carrying value of our equity holdings in Silver Creek could adversely affect our balance sheet.

In August 2010, we acquired 12,000,000 shares of Series A preferred stock of Silver Creek in exchange for our grant to Silver Creek of technology licenses. As these shares represented a controlling financial interest, we consolidated Silver Creek in our consolidated financial statements. In the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced our ownership percentage of Silver Creek below 50% and resulted in us deconsolidating Silver Creek from our consolidated financial statements. As a result of the deconsolidation, we now account for our investment in Silver Creek under the equity method of accounting. The carrying value of our shares of Series A preferred stock of Silver Creek was $10.6 million at December 31, 2017.  There can be no guarantee that the value of our investment in Silver Creek will not realize a substantial future loss or complete loss of value, which would in turn adversely affect our balance sheet.

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

We invest a significant portion of our efforts and financial resources in the development of our clinical stage product candidates for the treatment of various types of cancer. All of our product candidates are still in preclinical and clinical development. Our ability to generate meaningful product revenues will depend heavily on the successful development of our product candidates. The success of our product candidates, which include both our product candidates and companion diagnostic candidates, will depend on several factors, including the following:

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

For example, in connection with our strategic review of our pipeline which was completed in January 2017, we amended several of our clinical trials, such as our SHERLOC and CARRIE clinical trials, resulting in changes to their power, design and timing, and also discontinued several trials, including our Phase 2 clinical trial of MM-302.

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

For example, in December 2016, we decided to discontinue our Phase 2 clinical trial of MM-302 in combination with trastuzumab in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer based on an opinion from the Data Safety Monitoring Board that continuing the clinical trial would be unlikely to demonstrate benefit over the comparator treatments. Additionally, the previous Phase 2 clinical trials of MM-121 in unselected patient populations with NSCLC, ovarian cancer and breast cancer did not meet their primary endpoints.

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

If we are unable to successfully develop companion diagnostics for our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

An important component of our business strategy is to develop, either alone or together with third parties, companion diagnostics for each of our product candidates. There has been limited success to date industry-wide in developing companion diagnostics. To be successful, we will need to address a number of scientific, technical, regulatory and logistical challenges.

All of our companion diagnostic candidates are in preclinical or clinical development. We have limited experience in the development of companion diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. The FDA and similar regulatory authorities outside the United States are generally expected to regulate in vitro companion diagnostics as medical devices and to require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design, development and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not receive marketing approval and we may not realize the full commercial potential of any product candidates that receive marketing approval. As a result, our business would be harmed, possibly materially.

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

Even if any of our product candidates receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors that may be uncertain or subjective, including:

•	the prevalence and severity of any side effects;
•	efficacy and potential advantages or disadvantages compared to alternative treatments;
•	the price we charge for our product candidates;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	our ability to successfully develop companion diagnostics that effectively identify patient populations likely to benefit from treatment with our product candidates;
•	the strength of marketing and distribution support; and
•	sufficient third-party coverage or reimbursement.

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

We also may not be successful in our efforts to identify or discover new or additional product candidates beyond our current preclinical and clinical product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

Our potential collaborators for any distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

For instance, although it is not a collaboration agreement, Ipsen has agreed pursuant to the asset sale agreement to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications. Although the results of this approval process may enable Ipsen to achieve the milestones necessary for us to receive the contingent payments under the asset sale agreement, there is no guarantee that Ipsen will take the steps set forth in the asset sale agreement and that such development will lead to the successful approval of ONIVYDE for such additional indications. Therefore, there can be no guarantees that any of the milestones set forth in the asset sale agreement will be achieved and that we will receive any future contingent payments. Similarly, although the asset sale agreement entitles us to receive certain net milestone payments of up to $33.0 million under the Baxalta agreement, achievement of such milestones and payment of any or all of the $33.0 million is not guaranteed.

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

We also intend to utilize companion diagnostics in several of our current and planned clinical trials, including our current clinical trials of MM-121, MM-141 and MM-310, to preselect patients who will receive specified treatment regimens. We will rely on third party laboratories to test patient samples in connection with such companion diagnostics. Any failure on the part of these laboratories to properly perform such testing could jeopardize those clinical trials and delay or prevent the approval of the associated product candidate.

Risks Related to the Manufacturing of Our Product Candidates

We rely on third parties for the production of our product candidates. This increases the risk that we will not have sufficient quantities of our product candidates at an acceptable cost or on an acceptable schedule, which could delay, prevent or impair our development or commercialization efforts.

We rely on third-party manufacturers for most of the aspects of the production of our product candidates, including the production of bulk drug substance and fill finish and labeling activities. Reliance on third-party manufacturers entails risks, including:

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

For instance, in 2010, a former fill finish third-party contractor that we used to fill and package MM-121 experienced FDA inspection issues with its quality control processes that resulted in a formal warning letter from the FDA. As a result, we pulled some MM-121 from clinical trial sites and replaced it with MM-121 that was filled by a different contractor. This restocking resulted in a few patients missing one or two doses of MM-121. It is possible that we could experience similar issues with other contractors.

Furthermore, our products may compete with the products of other companies for access to manufacturing facilities. Because there are a limited number of manufacturers that operate under cGMP or QSR regulations and that might be capable of manufacturing for us at an appropriate scale, we may not have access to such manufacturers.

In connection with the asset sale, we entered into a transition services agreement with Ipsen, pursuant to which we and Ipsen are providing certain services to each other for a period of 24 months, including Ipsen’s agreement to manufacture MM-310 pursuant to a manufacturing services agreement. We are also party to a manufacturing agreement with Samsung for the manufacture of MM-121 and performance of associated quality related services. Although we are discussing arrangements with other third parties for our other product candidates, we do not currently have agreements for such arrangements in place and may be unable to conclude such agreements or to do so on acceptable terms.

We also rely on certain single suppliers for certain materials that we use for the manufacture of our product candidates. We purchase these materials from our suppliers on a purchase order basis and do not have long-term supply agreements in place. Any performance failure or refusal to supply on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products. If our current suppliers cannot perform as agreed, we may be required to replace one or more of these suppliers. Although we believe that there may be a number of potential long-term replacements to each supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

We also rely upon third-party manufacturers to provide us with necessary reagents and instruments to develop, test and manufacture our in vitro diagnostics.

Our dependence upon others for the manufacture of our product candidates and companion diagnostics may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

If we fail to fulfill our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements with third parties, including with respect to MM-121, MM-141 and MM-310, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

In addition to our patented technology and products, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, such as our employees, corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Any of these parties may breach these agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

If we continue to pursue development of companion diagnostics to identify patients who are likely to benefit from our product candidates, failure to obtain approval for the companion diagnostic may prevent or delay approval of the product candidate.

We are attempting to develop companion diagnostics to identify patients who are likely to benefit from our product candidates. We currently rely on and expect to continue to rely on third parties for much of the development, testing and manufacturing of our companion diagnostics. We will likely rely on such third parties to also obtain any required regulatory approval for and then commercially supply such companion diagnostics. All of our companion diagnostic candidates are in preclinical development or clinical feasibility testing. We have very limited experience in the development of diagnostics and, even with the help of third parties with greater experience, may fail to obtain the required diagnostic product marketing approval, which could prevent or delay approval of the product candidate.

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

Because our companion diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For our clinical stage product candidates, we are attempting to develop an in vitro companion diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider these in vitro diagnostics to be “in vitro companion diagnostic devices” that require simultaneous approval or clearance with the therapeutics will depend on whether the FDA views the diagnostics to be essential to the safety and efficacy of these therapeutics.

Based on the FDA’s past practice with companion diagnostics, if we are successful in developing a diagnostic for any of our clinical stage product candidates, we would expect that FDA approval of an in vitro companion diagnostic would be required for approval and subsequent commercialization of each such product candidate. We are not aware of any currently available diagnostics that, if necessary, would otherwise allow us to proceed with the approval and subsequent commercialization of our product candidates despite a delay in or failure of our attempts to develop diagnostics.

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

Our product candidates for which we intend to seek approval as biological or drug products may face competition sooner than expected.

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

In March 2010, the ACA was enacted, which includes measures that have significantly changed healthcare financing by both governmental and private insurers. Since enactment of the ACA, there have been numerous legal challenges and legislative actions to repeal and replace provisions of the law, and we expect these to continue. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, the U.S. Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the U.S. Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share and the medical device excise tax on non-exempt medical devices.

The U.S. Congress may consider other legislation to replace elements of the ACA during the next Congressional session. These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of products under Medicare and reform government program reimbursement methodologies for products. At the federal level, the U.S. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other healthcare programs. These measures could reduce the ultimate demand for our product candidates, once approved, or put pressure on our product pricing.

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

Risks Related to Commercialization of Our Product Candidates

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we are found to have improperly promoted off-label uses for any product for which we receive marking approval, we may become subject to significant fines and other liability.

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

The collection and use of personal health data in the European Union is governed by the provisions of the Data Protection Directive. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties.

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

As part of our business strategy, we may enter into business combinations, acquisitions or divestitures. Although we consummated the asset sale to Ipsen in April 2017, we have limited experience in making acquisitions and divestitures. In addition, acquisitions and divestitures are typically accompanied by a number of risks, including:

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

If we are not successful in completing acquisitions or divestitures that we may pursue in the future, we would be required to reevaluate our business strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the acquisitions or divestitures. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price or could issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own a large portion of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could discourage, delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Future sales of shares of our common stock, including by us or our directors and executive officers, or shares issued upon the exercise of currently outstanding options could cause the market price of our common stock to drop significantly, even if our business is doing well.

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws, but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. For instance, in April 2016, we issued an aggregate of 1,236,766 shares of our common stock to certain holders of our convertible notes who had agreed to convert an aggregate of $64.2 million of convertible notes. Any such sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

Furthermore, on December 15, 2017, we filed a registration statement on Form S-3 with the SEC to allow the issuance of our securities from time to time in one or more offerings of up to $150,000,000 in aggregate dollar amount. This registration statement was declared effective by the SEC on January 5, 2018. Any sale of additional shares of our common stock or other securities could reduce the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal facilities consist of approximately 112,300 square feet of research and office space located at One Kendall Square in Cambridge, Massachusetts. The lease on our principal facilities expires in June 2019. In connection with the completion of the asset sale, on April 3, 2017, we entered into a sublease with Ipsen, pursuant to which Ipsen is subleasing approximately 70,237 square feet of space in our Cambridge, Massachusetts facility through the end of the term of the lease in June 2019.

Item 3. Legal Proceedings

On March 15, 2017, the trustee and certain holders of our convertible notes filed a lawsuit filed in the Court of Chancery in the State of Delaware, captioned Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, Highbridge International LLC, and Highbridge Tactical Credit & Convertibles Master Fund, L.P. v. Merrimack Pharmaceuticals, Inc., or the Delaware Action. The Delaware Action complaint alleged that the sale of the commercial business to Ipsen was a sale of “substantially all” of our assets and therefore constituted a Fundamental Change (as defined in the indenture governing the convertible notes) as of the closing of the asset sale, which would trigger (a) certain obligations under the indenture governing the convertible notes, including an offer to repurchase the convertible notes, and (b) an event of default if Ipsen does not assume the obligations under the indenture and execute a supplemental indenture with respect to the convertible notes. In connection with plaintiffs’ withdrawal of a motion for a preliminary injunction, in April 2017, we deposited into an escrow account $60.0 million in proceeds from the asset sale. On October 6, 2017, we entered into the settlement agreement to resolve the Delaware Action. In accordance with the settlement agreement, we paid $32.5 million in cash to the noteholder plaintiffs, which represents $0.90 per each $1.00 of convertible notes held by the noteholder plaintiffs, plus accrued and unpaid interest on the convertible notes held by the noteholder plaintiffs through October 2, 2017. The noteholder plaintiffs collectively held approximately $35.8 million aggregate principal amount of the convertible notes. In addition, we paid a total of $3.8 million in attorneys’ fees and expenses to the plaintiffs’ attorneys. The noteholder plaintiffs have executed a full release in favor of us for any claims arising out of or related to the Delaware Action or the convertible notes.

On February 28, 2017, the Garfield Action was filed by a purported stockholder of ours in the Superior Court of Massachusetts for the County of Middlesex against us and our directors. The case is captioned Robert Garfield v. Merrimack Pharmaceuticals Inc., et al. The Garfield Action complaint alleged that our directors breached their fiduciary duties by entering into the asset sale agreement with Ipsen and that the definitive proxy statement relating to the asset sale contained inadequate disclosures and omissions. Although we believed that the Garfield Action was without merit, to avoid the risk of the litigation delaying or adversely affecting the asset sale and to minimize the expense of defending the litigation related to the asset sale, we agreed to make supplemental disclosures related to the asset sale and to pay the plaintiff’s counsel $375,000 in attorney’s fees in connection with the resolution of the Garfield Action. As a result, the Garfield Action was dismissed with prejudice.

We are not currently a party to any other material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the Nasdaq Global Market under the symbol “MACK”. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter in the years ended December 31, 2016 and 2017.

	High	Low
Year Ended December 31, 2016
First Quarter	$89.10	$50.20
Second Quarter	$90.20	$52.80
Third Quarter	$66.20	$43.90
Fourth Quarter	$67.90	$40.30

Year Ended December 31, 2017
First Quarter	$48.60	$28.30
Second Quarter	$39.90	$11.30
Third Quarter	$15.40	$11.43
Fourth Quarter	$15.39	$10.04

Holders

As of January 31, 2018, there were approximately 124 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

Although our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, we do not currently intend to pay any regular cash dividends in the foreseeable future, nor have we ever declared or paid any other cash dividends on our common stock.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2012 through December 31, 2017. The comparison assumes $100 was invested after the market closed on December 31, 2012 in our common stock and in each of the foregoing indices. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON CUMULATIVE TOTAL RETURN

Among the Nasdaq Composite Index, the Nasdaq Biotechnology Index and Merrimack Pharmaceuticals, Inc.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2014 and the consolidated balance sheet data as of December 31, 2015 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2013 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our unaudited consolidated financial statements not included in this Annual Report on Form 10-K. This data has been updated to account for the commercial business as a discontinued operation and to retroactively reflect the one-for-ten reverse stock split of our issued and outstanding common stock effected in September 2017. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data
Collaboration revenues	$—	$—	$—	$92,296	$47,786
Costs and expenses:
Research and development expenses	67,314	109,565	121,033	103,310	116,929
General and administrative expenses	28,452	32,052	24,048	18,766	18,629
Restructuring expenses	—	5,710	—	—	—
Total costs and expenses	95,766	147,327	145,081	122,076	135,558
Loss from operations continuing operations	(95,766)	(147,327)	(145,081)	(29,780)	(87,772)
Other income and expenses:
Interest income	895	276	99	114	166
Interest expense (1)	(34,650)	(22,449)	(18,769)	(18,230)	(10,938)
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	10,848	—	—	—	—
Gain on sale of asset	1,703	—	—	—	—
Other (expense) income, net	(1,433)	(8)	917	813	627
Net loss from continuing operations before income tax benefit	(118,403)	(169,508)	(162,834)	(47,083)	(97,917)
Income tax benefit	42,399	13,224	11,215	—	—
Net loss from continuing operations	(76,004)	(156,284)	(151,619)	(47,083)	(97,917)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	546,872	2,766	3,832	(36,476)	(32,768)

Net income (loss)	470,868	(153,518)	(147,787)	(83,559)	(130,685)
Net (loss) income attributable to non-controlling interest	(1,160)	(1,778)	170	(268)	240
Net income (loss) attributable to Merrimack Pharmaceuticals, Inc.	$472,028	$(151,740)	$(147,957)	$(83,291)	$(130,925)
Amounts attributable to Merrimack Pharmaceuticals, Inc.:
Net loss from continuing operations	$(74,844)	$(154,506)	$(151,789)	$(46,815)	$(98,157)
Income (loss) from discontinued operations, net of tax	546,872	2,766	3,832	(36,476)	(32,768)
Net income (loss) attributable to Merrimack Pharmaceuticals, Inc.	$472,028	$(151,740)	$(147,957)	$(83,291)	$(130,925)
Basic and dilutive net income (loss) per common share
Net loss from continuing operations	$(5.66)	$(12.33)	$(13.63)	$(4.49)	$(9.93)
Net income (loss) from discontinued operations, net of tax	41.33	0.22	0.34	(3.49)	(3.31)
Net income (loss) per share	$35.67	$(12.11)	$(13.29)	$(7.98)	$(13.24)
Weighted-average common shares used in per share calculations—basic and diluted (2)	13,232	12,533	11,136	10,441	9,892

(1)

In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020, or convertible notes, in an underwritten public offering. In November and December 2012, we borrowed an aggregate principal amount of $40.0 million under a loan agreement with Hercules Technology Growth Capital, Inc., or Hercules. These loans with Hercules were repaid in full in December 2015. In

December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022, or 2022 notes, through a private placement. On April 13, 2016, we entered into separate, privately-negotiated conversion agreements with certain holders of the convertible notes. The execution of the conversion agreements resulted in the conversion of an aggregate principal amount of $64.2 million of convertible notes. In addition, we recognized a one-time $14.6 million non-cash loss on extinguishment during the second quarter of 2016. This loss on extinguishment was recorded as a component of interest expense. Transaction costs incurred with third parties directly related to the conversion were allocated to the liability and equity components, resulting in additional interest expense recognized of $0.2 million during the second quarter of 2016. In April 2017, in connection with the completion of the sale, or the asset sale, to Ipsen S.A., or Ipsen, of all of our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, our first commercial product, and MM-436, or the commercial business, we fully redeemed the 2022 notes, and as a result of the early repayment of the 2022 notes, a loss on extinguishment of $25.0 million was recognized as a component of interest expense. The $25.0 million loss on extinguishment included a $20.1 million prepayment penalty and $4.9 million of amortization expense recognized for the remaining debt discount at settlement as a result of the early repayment. In October and November 2017, we paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of the remaining $60.8 million aggregate principal amount of outstanding convertible notes. We paid, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment was recognized in interest expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the convertible notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

(2)

In July 2013, we closed an underwritten public offering of common stock, which resulted in the sale of approximately 0.6 million shares of common stock. In July 2015, we entered into an agreement to sell shares of our common stock through an “at the market offering” program. We concluded sales under this program in September 2015, having sold approximately 0.4 million shares of common stock.

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data
Cash and cash equivalents	$93,441	$21,524	$185,606	$35,688	$65,086
Marketable securities	—	—	—	88,340	90,116
Equity method investment (1)	10,551	—	—	—	—
Assets held for sale	—	42,430	21,436	12,268	9,641
Total assets	117,326	81,483	234,880	158,506	192,233
Loans payable (2)	—	—	—	39,550	39,082
4.50% convertible notes (3)	—	46,950	88,495	80,452	72,409
11.50% senior secured notes (4)	—	169,911	169,160	—	—
Deferred revenue	—	—	—	—	73,392
Liabilities held for sale	—	83,211	116,677	109,946	12,075
Total liabilities	21,042	334,142	418,569	260,577	235,361
Non-controlling interest	—	(1,539)	239	69	337
Total stockholders’ equity (deficit)	96,284	(251,120)	(183,928)	(102,140)	(43,465)

(1)

In August 2010, we acquired a controlling financial interest in Silver Creek. At such time, we had the ability to direct the activities of Silver Creek that most significantly impacted Silver Creek’s economic performance through our ownership percentage and through the board of director seats we controlled. As such, we consolidated Silver Creek. In the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced our ownership percentage in Silver Creek below 50% and resulted in us no longer controlling the Silver Creek board of directors. We determined that we no longer qualified as the primary beneficiary of Silver Creek since we do not control the board of directors and do not direct the activities that have the most significant impact on Silver Creek’s economic performance. As a result, we deconsolidated Silver Creek from our financial statements on July 13, 2017. Starting on July 14, 2017, we accounted for our investment in Silver Creek under the equity method of accounting as we have the ability to exercise significant influence over Silver Creek. The carrying value of our investment in Silver Creek was $10.6 million at December 31, 2017.

(2)	In November and December 2012, we borrowed an aggregate principal amount of $40.0 million under a loan agreement with Hercules. These loans were repaid in full in December 2015.
(3)

In July 2013, we sold an aggregate of 0.6 million shares of our common stock at a price to the public of $50.00 per share and issued $125.0 million aggregate principal amount of convertible notes in concurrent underwritten public offerings, in which we received aggregate net proceeds of approximately $147.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On April 13, 2016, we entered into separate, privately-negotiated conversion agreements with certain holders of the convertible notes. The execution of the conversion agreements resulted in the conversion of an aggregate principal amount of $64.2 million of convertible notes and the issuance of 1,236,766 shares of our common stock. In October and November 2017, we paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of the remaining $60.8 million aggregate principal amount of outstanding convertible notes. We paid, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment was recognized in interest expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the convertible notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

(4)

In December 2015, we closed a private placement of $175.0 million aggregate principal amount of 2022 notes and received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by us. In April 2017, in connection with the completion of the asset sale, we fully redeemed the 2022 notes and as a result of the early repayment of the 2022 notes, a loss on extinguishment of $25.0 million was recognized as a component of interest expense. The $25.0 million loss on extinguishment included a $20.1 million prepayment penalty and $4.9 million of amortization expense recognized for the remaining debt discount at settlement as a result of the early repayment.

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

Overview

We are a clinical stage biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer by targeting biomarker-defined cancers. Our vision is to ensure that cancer patients and their families live fulfilling lives. Our mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All of our development programs, including four clinical trials and six candidates in preclinical development, fit into our strategy of (1) understanding the biological problems we are trying to solve, (2) designing specific solutions against the problems we are trying to solve and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes.

On April 3, 2017, we began operating as a refocused research and clinical development company in connection with the completion of our previously announced transaction, or the asset sale, with Ipsen S.A., or Ipsen. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the asset sale agreement, between us and Ipsen, Ipsen acquired our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, our first commercial product, and MM-436, or the commercial business. We received $575.0 million in cash, plus a working capital adjustment of $5.7 million, and are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement, which we refer to as the Baxalta agreement, with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, collectively Baxalta. We entered into the Baxalta agreement in 2014, and on April 3, 2017, the Baxalta agreement was assigned to Ipsen in connection with the completion of the asset sale. As a result of the asset sale, the commercial business is accounted for as a discontinued operation for all periods presented.

Our non-commercial assets, including our clinical and preclinical development programs, were not included in the asset sale and remain assets of ours. Our clinical programs are as follows:

•

MM-121 (seribantumab): MM-121 is a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. There are two active development programs for MM-121, each in a Phase 2 clinical trial. We are currently conducting the global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial, evaluating MM-121 in combination with docetaxel in patients with heregulin positive non-small cell lung cancer, or NSCLC. We are also conducting the global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer;

•

MM-141 (istiratumab): MM-141 is a fully human tetravalent bispecific antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1, or IGF-1, receptor and ErbB3 (HER3) cell surface receptor. We are currently conducting and have completed enrollment of the global, double-blinded, placebo-

controlled, Phase 2 randomized CARRIE clinical trial evaluating MM-141 in combination with nab-paclitaxel and gemcitabine in patients with previously untreated metastatic pancreatic cancer with high serum levels of free IGF-1; and

•

MM-310: MM-310 is an antibody-directed nanotherapeutic that targets the ephrin receptor A2, or EphA2, receptor and contains a novel prodrug of the highly potent chemotherapy docetaxel. The EphA2 receptor is highly expressed in most solid tumor types, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. We initiated a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 and to identify the maximum tolerated dose in the first quarter of 2017.

We have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We currently have no products approved for sale and all of our revenue to date has been collaboration revenue and through sales of ONIVYDE and, to date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale.

On April 13, 2016, we entered into separate, privately-negotiated conversion agreements, or the conversion agreements, with certain holders of our 4.50% convertible notes due 2020, or the convertible notes. The execution of the conversion agreements resulted in the conversion of an aggregate principal amount of $64.2 million of convertible notes and the issuance of 1,236,766 shares of our common stock. In connection with a lawsuit filed by the trustee and certain holders of the convertible notes in the Court of Chancery in the State of Delaware, captioned Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, Highbridge International LLC, and Highbridge Tactical Credit & Convertibles Master Fund, L.P. v. Merrimack Pharmaceuticals, Inc., or the Delaware Action, in April 2017, we deposited $60.0 million in proceeds from the asset sale into an escrow account to provide security to the plaintiffs for their claims in the Delaware Action. In October and November 2017, we settled the Delaware Action and redeemed all outstanding convertible notes as described below. See Note 11, “Borrowings,” in the accompanying notes to the consolidated financial statements for additional information.

On October 3, 2016, we announced a 22% reduction in headcount as part of a major corporate restructuring with the objective of prioritizing our research and development on a focused set of systems biology-derived oncology products and strengthening our financial runway. On this same date, we also announced the resignation of Robert Mulroy, our former President and Chief Executive Officer. See Note 12, “Restructuring Activities,” in the accompanying notes to the consolidated financial statements for additional information. In connection with this corporate restructuring, we also initiated a strategic review of our pipeline, including a clinical and financial prioritization of our programs. This strategic review was concluded in January 2017, as described in more detail below.

On November 8, 2016, we entered into a Loan and Security Agreement, or the credit agreement, with BioPharma Credit Investments IV Sub, LP, or Pharmakon, pursuant to which a credit facility of an aggregate principal amount of at least $15.0 million and up to $25.0 million was available to us. The credit facility was originally available at any time through March 15, 2017 upon our request and upon compliance with certain funding conditions. On April 7, 2017, the credit agreement expired.

In connection with the asset sale we completed on January 7, 2017, Ipsen also agreed to sublease 70,237 square feet of our manufacturing facility. In addition, at the closing of the asset sale, we and Ipsen entered into an intellectual property license agreement pursuant to which Ipsen granted us an exclusive license with respect to the portion of the transferred patents relating to certain liposomal technology and a non-exclusive license to the remainder of the transferred patents, in both cases for use outside of the field in which the commercial business will operate. In turn, we granted Ipsen a non-exclusive license with respect to the remaining patents owned by us at the closing of the asset sale for use in the field in which the commercial business will operate.

On January 8, 2017, we announced a planned reduction in our headcount by approximately 30% in connection with the closing of the asset sale and the completion of our strategic pipeline review, and upon the closing of the asset sale, we had approximately 80 employees.

On January 16, 2017, we announced the hiring of Richard Peters, M.D., Ph.D., as our new President and Chief Executive Officer, effective as of February 6, 2017. Dr. Peters was also elected as a member of our board of directors. We entered into an employment agreement with Dr. Peters commencing on February 6, 2017 whereby Dr. Peters will receive an annual base salary of $700,000 and is eligible for an annual bonus of up to 65% of his base salary. Dr. Peters also received a one-time signing bonus of $900,000 and an option to purchase 200,000 shares of our common stock with an exercise price per share equal to the fair market value of our common stock on the date of grant. The option vests over four years, with 25% having vested on February 6, 2018 and the remainder vesting in equal quarterly installments over the following three years.

On August 11, 2017, our stockholders approved an amendment to our certificate of incorporation to effect a one-for-ten reverse stock split of our issued and outstanding common stock, or the reverse split. On September 5, 2017, we filed an amendment to our certificate of incorporation to effect the reverse split, and on September 6, 2017, the reverse split was effective for trading purposes. As a result of the reverse split, every ten shares of common stock issued and outstanding was converted into one share of common stock, reducing the number of issued and outstanding shares of common stock from approximately 132.8 million shares to approximately 13.28 million shares. No fractional shares were issued in connection with the reverse split. The amendment to the certificate of incorporation also proportionately reduced the number of authorized shares of common stock from 200 million to 20 million. The reverse split did not change the par value of the common stock. The reverse split did not change the number of authorized shares or par value of our preferred stock, of which there are no shares issued or outstanding. All outstanding stock options and convertible notes entitling their holders to purchase shares of common stock or acquire shares of common stock upon conversion, as the case may be, were adjusted as a result of the reverse split, as required by the terms of these securities. As a result, all share and per share amounts have been adjusted retroactively to reflect the reverse split for all periods presented.

In October and November 2017, we paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of the remaining $60.8 million aggregate principal amount of outstanding convertible notes. The Company paid, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment was recognized in interest expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the convertible notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

As of December 31, 2017, we had unrestricted cash and cash equivalents of $93.4 million. On April 3, 2017, we closed the asset sale with Ipsen and received a $575.0 million upfront cash payment, plus a working capital adjustment of $5.7 million. We used a portion of the cash payment to redeem the $175.0 million outstanding aggregate principal amount of 11.50% senior secured notes due 2022, or the 2022 notes, which also required an additional make-whole premium payment of approximately $20.1 million, and deposited $60.0 million into an escrow account in response to a lawsuit filed by the trustee and certain holders of convertible notes. We also distributed $140.0 million of the upfront cash payment in the form of a special cash dividend to stockholders in May 2017. As a result of the cash received from the consummation of the asset sale, we believe that at our currently forecasted spending rates, our existing financial resources, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our planned operations into the second half of 2019.

We have never been profitable and, as of December 31, 2017, we had an accumulated deficit of $482.8 million. Our net loss from continuing operations was $76.0 million for the year ended December 31, 2017, $156.3 million for the year ended December 31, 2016 and $151.6 million for the year ended December 31, 2015. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates, including multiple simultaneous clinical trials for certain product candidates. Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Baxalta

On September 23, 2014, we entered into the Baxalta agreement for the development and commercialization of ONIVYDE outside of the United States and Taiwan, or the licensed territory. As part of the Baxalta agreement, we granted Baxalta an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize ONIVYDE in the licensed territory. On April 3, 2017, the Baxalta agreement and all other agreements related to our collaboration with Baxalta and any associated obligations, including our agreement related to commercial supply of ONIVYDE, were assigned to Ipsen in connection with the completion of the asset sale. We retained the rights to receive net milestone payments that may become payable pursuant to the Baxalta agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million, which is comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in a pivotal clinical trial in an indication other than pancreatic cancer.

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

Silver Creek Pharmaceuticals, Inc.

In August 2010, we acquired a controlling financial interest in Silver Creek, a research and development company focused on areas outside of oncology. At such time, we had the ability to direct the activities of Silver Creek that most significantly impacted Silver Creek’s economic performance through our ownership percentage and through the board of director seats we controlled. As such, we initially consolidated Silver Creek.

In the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced our ownership percentage in Silver Creek below 50% and resulted in us no longer controlling the Silver Creek board of directors. We determined that we were no longer the primary beneficiary of Silver Creek, as we do not control the board of directors and do not direct the activities that have the most significant impact on Silver Creek’s economic performance. As a result, we deconsolidated Silver Creek from our financial statements on July 13, 2017 and we recorded a gain on the deconsolidation of Silver Creek of $10.8 million for the year ended December 31, 2017 in our consolidated statement of operations and comprehensive income (loss). Starting on July 14, 2017, we accounted for our investment in Silver Creek under the equity method of accounting as we have the ability to exercise significant influence over Silver Creek. The carrying value of our investment in Silver Creek was $10.6 million at December 31, 2017.

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

On April 3, 2017, the PharmaEngine agreement and all related agreements and any associated obligations, including our agreement related to commercial supply of ONIVYDE to PharmaEngine, were assigned to Ipsen in connection with the asset sale.

Financial Operations Overview

Revenues

Our revenue through December 31, 2017 has been derived from license fees, milestone payments and research, development, manufacturing and other payments received from collaborations, as well as from sales of ONIVYDE.

As a result of the asset sale, all revenue related to the commercial business has been reclassified under discontinued operations.

In the future, we may generate revenue from a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties in connection with any future collaborations and licenses. We expect that any revenue we generate will fluctuate in future periods as a result of the timing of our or a collaborator’s achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of any payments to us relating to such milestones and the extent to which any of our product candidates are approved and successfully commercialized by us or a collaborator. If we fail, or any future collaborator fails, to develop product candidates in a timely manner or to obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. As a result of the refocusing of our development efforts, we expect our research and development expenses to decrease in the year ending December 31, 2018 as compared to the year ended December 31, 2017. We will still incur research and development expenses for the foreseeable future as we continue to develop our clinical stage product candidates and further advance our preclinical products and earlier stage research and development projects.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical stage product candidate, for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
(in thousands)	2017	2016	2015
MM-121	$14,082	$17,866	$17,829
MM-141	10,016	13,317	12,236
MM-310	6,674	6,002	9,141
Legacy Programs (MM-302, MM-151, MM-131)	6,510	22,727	22,924
Preclinical, general research and discovery	23,130	43,570	51,187
Stock-based compensation	6,902	6,083	7,716
Total research and development expenses	$67,314	$109,565	$121,033

In connection with the asset sale, all expenses related to the commercial business have been reclassified under discontinued operations.

The successful development of our clinical and preclinical product candidates is highly uncertain. At this time, other than as discussed below, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash flows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

MM-121 (seribantumab)

In February 2015, we initiated the global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial evaluating MM-121 in combination with docetaxel, versus docetaxel alone, in patients with heregulin positive NSCLC. We expect to report top-line results from the SHERLOC clinical trial in the second half of 2018.

In August 2017, we initiated the global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial of MM-121 in combination with fulvestrant, versus fulvestrant alone, in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer.

MM-141 (istiratumab)

In May 2015, we initiated the global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial of MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone, in patients with newly diagnosed metastatic pancreatic cancer who have high serum levels of free IGF-1. We expect to report top-line results from the CARRIE clinical trial in the first half of 2018.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary activity in patients with solid tumors and to identify the maximum tolerated dose. We expect to report safety data and the maximum tolerated dose from this trial in the second half of 2018.

Legacy Programs

In January 2017, we announced the completion of our strategic pipeline review resulting in the identification of what we believe to be the three most promising clinical programs, MM-121, MM-141 and MM-310. As a result, many product candidates in our pipeline were put on hold until such time as we determine the conditions are appropriate to invest in them. These molecules include MM-302, MM-151, MM-131 and certain early stage discovery efforts.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs for employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, including patent-related expenses, and accounting and information technology services. As a result of the further reduction in headcount and refocusing of our development efforts announced in January 2017, we expect our general and administrative expenses to decrease in the year ending December 31, 2018 as compared to the year ended December 31, 2017.

Restructuring expenses

As a result of the October 2016 corporate restructuring activities, we recognized total restructuring expenses of $5.7 million during the year ended December 31, 2016 related to stock-based compensation expense for certain terminated employees, contractual termination benefits for employees with pre-existing severance arrangements and one-time employee termination benefits. These one-time employee termination benefits were comprised of severance, benefits and related costs.

On January 8, 2017, we announced a reduction in headcount by approximately 30% in connection with the asset sale and the completion of our strategic pipeline review. Upon the closing of the asset sale and the completion of our strategic pipeline review, we had approximately 80 employees.

As a result of the restructuring announced on January 8, 2017 in connection with the asset sale, for the year ended December 31, 2017, we recognized total restructuring expenses of $9.5 million, which was related to contractual termination benefits for employees with pre-existing severance arrangements. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The majority of these payments were made during the second quarter of 2017. The remaining payments represent severance payments that will be paid over one year. The expense of $9.5 million was included in discontinued operations, as the costs are directly associated with the sale of the commercial business.

Interest expense

Interest expense consists primarily of cash and non-cash interest related to our convertible notes and our 2022 notes.

In October and November 2017, we paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of the remaining $60.8 million aggregate principal amount of outstanding convertible notes. We paid, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment was recognized in interest expense in the consolidated statement of operations and comprehensive income (loss) for year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the convertible notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

In connection with the completion of the asset sale on April 3, 2017, the liability under the 2022 notes was satisfied. As a result of the early repayment of the 2022 notes, a loss on extinguishment of $25.0 million was recognized in interest expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017. The $25.0 million loss on extinguishment included a $20.1 million prepayment penalty and $4.9 million of amortization expense recognized for the remaining debt discount at settlement as a result of the early repayment.

As a result of the conversion agreements entered into on April 13, 2016, we recognized a one-time $14.6 million non-cash loss on extinguishment during the second quarter of 2016. This loss on extinguishment was recorded as a component of interest expense. Transaction costs incurred with third parties directly related to the conversion were allocated to the liability and equity components, resulting in additional interest expense recognized of $0.2 million during the second quarter of 2016. We expect that interest expense will decrease significantly in subsequent periods as compared to the year ended December 31, 2017 because we no longer have any significant debt recorded on the consolidated balance sheet data as of December 31, 2017.

Other (expense) income, net

Other (expense) income, net consists primarily of income related to tax incentive awards, our proportionate share of earnings and losses from our equity method investment in Silver Creek, and other income or expense-related items.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates included in continuing and discontinuing operations include revenue recognition, estimates utilized in the valuation of inventory, useful lives with respect to long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, intangible assets, goodwill, in-process research and development, or IPR&D, tax valuation reserves and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1, “Nature of the Business and Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

As a result of the asset sale, all inventory relates to the commercial business and has been reclassified under discontinued operations.

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

As a result of the asset sale, all goodwill and intangible assets related to the commercial business have been reclassified under discontinued operations.

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

Product revenues, net

Prior to the asset sale, we sold ONIVYDE to a limited number of specialty pharmaceutical distributors, or distributors, in the United States. Our distributors subsequently resold the products to healthcare providers. We recognized revenue on product sales when title and risk of loss passed to the distributor, which was typically upon delivery. Product revenues were recorded net of applicable reserves for discounts and allowances. As a result of the asset sale, all product revenues relate to the commercial business and have been reclassified under discontinued operations.

In order to conclude that the price is fixed or determinable, we must be able to reasonably estimate our net product revenues upon delivery to our distributors. As such, we estimated our net product revenues by deducting from our gross product revenues trade allowances, estimated contractual discounts, estimated Medicaid rebates, estimated reserves for product returns and estimated costs of other incentives offered to patients.

These discounts and allowances were based on estimates of the amounts earned or to be claimed on the related sales. Our estimates took into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted distributor buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results varied, we would adjust these estimates, which could have an effect on earnings in the period of adjustment.

Product revenue reserves and allowances that reduce gross revenue are categorized as follows:

Trade allowances: We paid fees to our distributors for providing certain data to us as well as for maintaining contractual inventory and service levels. These trade allowances were recorded as a reduction to accounts receivable on the consolidated balance sheet at the time revenue was recognized.

Rebates and chargeback discounts: We were subject to discount obligations under state Medicaid programs and the Public Health Service 340B Drug Pricing Program, contracts with Federal government entities purchasing via the Federal Supply Schedule and various private organizations, such as group purchasing organizations (which we collectively refer to as third-party payors). We estimated the rebates and chargeback discounts we provided to third-party payors, based upon our expected payor mix, and deducted these estimated amounts from our gross product revenues at the time revenue was recognized. Chargeback discounts were processed when the third-party payor purchased the product at a discount from the distributor, who then in turn charged back to us the difference between the price initially paid by the distributor and the discounted price paid by the third-party payor. These chargeback discounts were recorded as a reduction to accounts receivable on the consolidated balance sheet at the time revenue was recognized. Rebates that were invoiced directly to us were recorded as accrued liabilities on the consolidated balance sheet at the time revenue was recognized.

Product returns: An allowance for product returns was established for returns expected to be made by distributors and was recorded at the time revenue was recognized, resulting in a reduction to product sales. In accordance with contractual terms, distributors had the right to return unopened and undamaged product that was within a permissible number of months before and after the product’s expiration date, subject to contractual limitations. We had the ability to monitor inventory levels and the shelf life of product at distributors and could contractually control the amount of inventory that was sold to distributors. Based on inventory levels held by distributors and the structure of our distribution model, we concluded that we had the ability to reasonably estimate product returns at the time revenue was recognized. Our estimated rate of return was based on historical rates of return for comparable oncology products.

Other incentives: We offered co-pay mitigation support to commercially insured patients. Our co-pay mitigation program was intended to reduce each participating patient’s portion of the financial responsibility for a product’s purchase price to a specified dollar amount. Based upon the terms of our co-pay mitigation program, we estimated average co-pay mitigation amounts in order to establish a reserve for co-pay mitigation claims and deducted these estimated amounts from our gross product revenues at the later of the date that (i) the revenues were recognized or (ii) the incentive was offered. Claims under our co-pay mitigation program were subject to expiration.

As a result of the asset sale, all product revenue and related reserves on the balance sheet have been reclassified under discontinued operations.

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

We entered into the Baxalta agreement in September 2014, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. We determined that the obligations under this agreement represented a single unit of accounting and that the agreement represented a services agreement. As a result, we estimated the level of effort expected to be completed and the consideration expected to be received from Baxalta as a result of providing the identified deliverables and recognized revenue related to the agreement based on proportional performance as effort was completed over the expected services period. As a result of the asset sale, all revenue related to the commercial business has been reclassified under discontinued operations.

We entered into the Actavis agreement in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. We determined that the obligations represented a single unit of accounting and recognized revenue as product was supplied to Actavis. Therefore, we deferred total billed and billable milestones and development expenses related to this agreement. All milestone payments received and development expenses reimbursed until the period of commercialization were deferred, and upon commercialization would have been recognized over the delivery period of the bulk drug product to Actavis. As a result of the asset sale, all revenue related to the commercial business has been reclassified under discontinued operations.

All operating results recognized related to the Baxalta and Actavis agreements are presented as income from discontinued operations, net of tax in the consolidated statements of operations and comprehensive income (loss) for all periods presented. In addition, in the consolidated balance sheet as of December 31, 2016, the assets and liabilities related to the Baxalta and Actavis agreements have been presented separately.

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

As a result of the asset sale, all license and collaboration revenue related to the commercial business has been reclassified under discontinued operations.

Stock-based compensation expense

We account for our stock-based compensation awards in accordance with Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. For stock options granted to employees and to members of our board of directors for their service on the board of directors, we estimate the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of our common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option and the expected dividend yield of our common stock. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

We record stock options issued to non-employees at fair value, remeasure to reflect the current fair value at each reporting period and recognize expense over the related service period. When applicable, these equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

	Years Ended December 31,
(in thousands)	2017	2016
Research and development expenses	$(67,314)	$(109,565)
General and administrative expenses	(28,452)	(32,052)
Restructuring expenses	—	(5,710)
Loss from continuing operations	(95,766)	(147,327)
Interest income	895	276
Interest expense	(34,650)	(22,449)
Gain on deconsolidation of Silver Creek	10,848	—
Gain on sale of asset	1,703	—
Other expense, net	(1,433)	(8)
Net loss from continuing operations before income tax benefit	(118,403)	(169,508)
Income tax benefit	42,399	13,224
Net loss from continuing operations	$(76,004)	$(156,284)

Research and development expenses

Research and development expenses were $67.3 million for the year ended December 31, 2017 compared to $109.6 million for the year ended December 31, 2016, a decrease of $42.3 million, or 39%. This decrease was primarily attributable to:

•

$20.4 million of decreased expenses related to our preclinical, general research and discovery in relation to the refocus of early stage development spend and lower overhead costs to support general research and development expense related to the April 2017 reduction in headcount;

•

$16.2 million of decreased expenses related to our legacy programs (MM-302, MM-151, MM-131) as a result of our prioritization of MM-121, MM-141 and MM-310 and close-out activities associated with the legacy programs, in addition to a one-time non-cash impairment charge of $2.8 million recognized during the fourth quarter of 2016 related to the MM-302 IPR&D asset;

•	$3.8 million of decreased MM-121 expenses related to the timing of activity and services incurred related to the ongoing Phase 2 SHERLOC clinical trial; and
•	$3.3 million of decreased MM-141 expenses related to the timing of the services performed in the ongoing Phase 2 CARRIE clinical trial.

General and administrative expenses

General and administrative expenses were $28.5 million for the year ended December 31, 2017 compared to $32.1 million for the year ended December 31, 2016, a decrease of $3.6 million, or 11%. This decrease was primarily attributable to a decrease in corporate expenses related to reduced headcount levels and stock-based compensation in 2017 compared to 2016.

Restructuring expenses

No restructuring expenses were recognized in continuing operations during the year ended December 31, 2017. We recognized restructuring expenses of $5.7 million during the year ended December 31, 2016 related to our October 2016 corporate restructuring activities described above.

Interest expense

Interest expense was $34.7 million for the year ended December 31, 2017, compared to $22.5 million for the year ended December 31, 2016. This increase was primarily attributable to interest expense related to the settlement of the 2022 notes and an additional make-whole premium payment of approximately $20.1 million in the year ended December 31, 2017.

Gain on deconsolidation

We deconsolidated Silver Creek from our financial statements on July 13, 2017, the date we were no longer the primary beneficiary of Silver Creek, in accordance with ASC 810-10-40-4(c), Consolidation. As a result, we recorded a gain on the deconsolidation of Silver Creek of $10.8 million in the year ended December 31, 2017 in our consolidated statement of operations and comprehensive income (loss).

Other expense, net

Other expense, net was $1.4 million for the year ended December 31, 2017, compared to less than $0.1 million for the year ended December 31, 2016. The increase was primarily attributable to the $0.8 million of losses recognized in the year ended December 31, 2017 for our proportionate share of Silver Creek’s losses.

Income tax benefit (expense)

We recognized an income tax benefit of $42.4 million in continuing operations and an income tax expense of $46.6 million in discontinued operations for the year ended December 31, 2017. We recognized an income tax benefit of $13.2 million in continuing operations and an income tax expense of $13.2 million in discontinued operations for the year ended December 31, 2016. These increases were primarily related to the asset sale.

Discontinued operations

We recognized income from discontinued operations, net of tax of $546.9 million for the year ended December 31, 2017, as compared to income from discontinued operations, net of tax of $2.8 million recognized for the year ended December 31, 2016. This increase was primarily related to the asset sale.

Comparison of the years ended December 31, 2016 and 2015

	Years Ended December 31,
(in thousands)	2016	2015
Research and development expenses	$(109,565)	$(121,033)
General and administrative expenses	(32,052)	(24,048)
Restructuring expenses	(5,710)	—
Loss from continuing operations	(147,327)	(145,081)
Interest income	276	99
Interest expense	(22,449)	(18,769)
Other (expense) income, net	(8)	917
Net loss from continuing operations before income tax benefit	(169,508)	(162,834)
Income tax benefit	13,224	11,215
Net loss from continuing operations	$(156,284)	$(151,619)

Research and development expenses

Research and development expenses were $109.6 million for the year ended December 31, 2016 compared to $121.0 million for the year ended December 31, 2015, a decrease of $11.4 million, or 9%. This decrease was primarily attributable to:

•	$3.1 million of decreased MM-310 expenses primarily due to the timing of preclinical research activities and cost conservation measures implemented during 2016;
•

$1.4 million of decreased MM-151 expenses primarily due to the completion of the Phase 1 clinical trial of MM-151 as a monotherapy and in combination with irinotecan in patients with solid tumors during 2015;

•

$8.3 million of decreased expenses related to preclinical, general research and discovery as a result of our cost management efforts and the timing of manufacturing campaigns for our preclinical programs; and

•	$1.6 million of decreased stock-based compensation expenses primarily due to a reduction in our headcount and a decrease in our stock price over the course of the year ended December 31, 2016.

These decreases were partially offset by:

•	$1.1 million of increased MM-141 expenses related to increased costs associated with the ongoing Phase 2 CARRIE clinical trial, which was initiated in May 2015; and
•

$1.2 million of increased MM-302 expenses primarily attributable to the non-cash impairment charge of $2.8 million recognized during the fourth quarter of 2016 related to the MM-302 IPR&D asset, offset by decreased activity in our Phase 2 clinical trial of MM-302 in locally advanced or metastatic breast cancer.

General and administrative expenses

General and administrative expenses were $32.1 million for the year ended December 31, 2016 compared to $24.0 million for the year ended December 31, 2015, an increase of $8.1 million, or 34%. This increase was primarily attributable to an increase in labor and labor-related expenses and facility-related costs.

Restructuring expenses

We recognized restructuring expenses of $5.7 million during the year ended December 31, 2016 related to our October 2016 corporate restructuring activities described above. No restructuring expenses were recognized during the year ended December 31, 2015.

Interest expense

Interest expense was $22.5 million for the year ended December 31, 2016 compared to $18.8 million for the year ended December 31, 2015. This increase was primarily attributable to a one-time non-cash charge of $14.6 million associated with the induced conversion of an aggregate principal amount of $64.2 million of our convertible notes in April 2016, offset by a decrease in interest expense related to our previously outstanding loans payable to Hercules Technology Growth Capital, Inc., or Hercules, that were repaid in full during December 2015.

Other (expense) income, net

Other expense, net was less than $0.1 million for the year ended December 31, 2016. Other income, net was $0.9 million for the year ended December 31, 2015, which was primarily related to the amortization of Massachusetts Life Sciences Center, or MLSC, tax incentives.

Income tax benefit (expense)

We recognized an income tax benefit of $13.2 million in continuing operations and an income tax expense of $13.2 million in discontinued operations for the year ended December 31, 2016. We recognized an income tax benefit of $11.2 million in continuing operations and an income tax expense of $11.2 million in discontinued operations for the year ended December 31, 2015.

Discontinued operations

We recognized income from discontinued operations, net of tax of $2.8 million for the year ended December 31, 2016, compared to income from discontinued operations, net of tax of $3.8 million recognized for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through December 31, 2017 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. Through December 31, 2017, we have received $575.0 million from the asset sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $487.6 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations and $68.9 million of cash receipts related to ONIVYDE sales. We have also entered into an arrangement to use our manufacturing capabilities to manufacture drug product on behalf of Actavis, for which we have received $4.9 million in upfront fees and reimbursements as of December 31, 2017. As of December 31, 2017, we had unrestricted cash and cash equivalents of $93.4 million.

In April 2012, we closed our initial public offering pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 1,504,246 shares of common stock under the registration statement at a public offering price of $70.00 per share, including 74,246 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $98.1 million, after deducting underwriting discounts and commissions and other offering expenses but prior to the payment of dividends on our Series B convertible preferred stock. At the time of our initial public offering, our convertible preferred stock and warrants to purchase convertible preferred stock automatically converted to common stock and warrants to purchase common stock, respectively.

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

On July 17, 2013, we sold an aggregate of 575,000 shares of our common stock at a price to the public of $50.00 per share and issued $125.0 million aggregate principal amount of convertible notes in concurrent underwritten public offerings. As a result of the concurrent common stock offering and convertible notes offering, we received aggregate net proceeds of approximately $147.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

On July 13, 2015, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell, from time to time, shares of our common stock having an aggregate sales price of up to $40.0 million through the ATM offering, under which Cowen acted as sales agent. We concluded sales under the ATM offering in September 2015, having sold approximately 0.4 million shares of common stock and generating approximately $38.6 million in net proceeds, after deducting commissions and offering expenses.

On December 22, 2015, we closed a private placement of $175.0 million aggregate principal amount of 2022 notes. As a result of the issuance of the 2022 notes, we received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by us.

On April 3, 2017, the liability under the 2022 notes was satisfied. As a result of the early repayment of the 2022 notes, a loss on extinguishment of $25.0 million was recognized in interest expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017. The $25.0 million loss on extinguishment included a $20.1 million prepayment penalty and $4.9 million of amortization expense recognized for the remaining debt discount at settlement as a result of the early repayment.

In October and November 2017, we paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of the remaining $60.8 million aggregate principal amount of outstanding convertible notes. We paid, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment was recognized in interest expense in the consolidated statement of operations and comprehensive income (loss) for year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the convertible notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net cash used in operating activities	$(145,935)	$(170,241)	$(105,356)
Net cash provided by (used in) investing activities	576,891	(3,257)	75,110
Net cash (used in) provided by financing activities	(359,039)	9,416	180,164
Net increase (decrease) in cash and cash equivalents	$71,917	$(164,082)	$149,918

Operating activities

Cash used in operating activities was $145.9 million during the year ended December 31, 2017, of which $104.3 million was used by continuing operations and $41.6 million was used by discontinued operations. The cash used in operating activities was primarily a result of our $76.0 million net loss from continuing operations and net decrease in assets and liabilities of $19.6 million. The net decrease in operating assets and liabilities during year ended December 31, 2017 was primarily driven by the increase in prepaid expenses and other assets offset by decreases in accounts payable and deferred rent. The non-cash adjustments to net loss of $8.7 million resulted in an increase in cash used, including removal of a $42.4 million income tax benefit, $17.3 million of non-cash activity related to discontinued operations, offset by $12.8 million of stock-based compensation expense, $3.7 million in non-cash interest expense and a $5.2 million non-cash loss on extinguishment.

Cash used in operating activities was $170.2 million during the year ended December 31, 2016, of which $122.9 million was used by continuing operations and $47.3 million was used by discontinued operations. Cash used in operating activities of $170.2 million during the year ended December 31, 2016 was primarily a result of our $156.3 million net loss from continuing operations and a net decrease in operating assets and liabilities of $7.5 million. The net decrease in operating assets and liabilities during the year ended December 31, 2016 was primarily driven by a decrease in accounts payable and accrued expenses. This decrease was offset by $40.9 million of non-cash items, including a $2.8 million IPR&D impairment charge related to MM-302, a $14.6 million non-cash loss on extinguishment related to the April 2016 conversion of a portion of the convertible notes, $12.1 million of stock-based compensation expense and $6.0 million of non-cash interest expense.

Cash used in operating activities was $105.4 million during the year ended December 31, 2015, of which $109.9 million was used by continuing operations and $4.5 million was provided by discontinued operations. Cash used in operating activities of $105.4 million during the year ended December 31, 2015 was primarily a result of our $151.6 million net loss from continuing operations. This net loss was offset by a net increase in operating assets and liabilities of $17.2 million and non-cash items of $24.6 million, including $13.2 million of stock-based compensation expense and $8.2 million of non-cash interest expense. The net increase in operating assets and liabilities during the year ended December 31, 2015 was primarily driven by an increase in accounts payable and accrued expenses.

Investing activities

Cash provided by investing activities of $576.9 million during the year ended December 31, 2017 was primarily due to cash received from the asset sale of $580.7 million, offset by $4.0 million of Silver Creek cash that was deconsolidated in July 2017.

Cash used in investing activities was $3.3 million during the year ended December 31, 2016, of which $2.8 million was used by continuing operations and $0.5 million was used by discontinued operations. Cash used in investing activities of $3.3 million for the year ended December 31, 2016 was primarily due to purchases of marketable securities of $84.3 million in addition to $2.6 million of property and equipment purchases, offset by proceeds from sales and maturities of marketable securities of $84.2 million.

Cash provided by investing activities was $75.1 million during the year ended December 31, 2015, of which $76.0 million was provided by continuing operations and $0.9 million was used by discontinued operations. Cash provided by investing activities of $75.1 million for the year ended December 31, 2015 was primarily due to proceeds from sales and maturities of marketable securities of $87.9 million, offset by $11.9 million of property and equipment purchases.

Financing activities

Cash used in financing activities of $359.0 million during the year ended December 31, 2017 was primarily due to the $175.0 million used to settle the principle balance of the 2022 notes, $54.7 million used to settle the convertible notes, and $140.0 million dividend paid in May 2017.

Cash provided by financing activities of $9.4 million for the year ended December 31, 2016 was primarily due to $6.2 million of proceeds received from the exercise of stock options and $3.4 million of total proceeds received from the issuance of convertible promissory notes and Series C preferred stock by Silver Creek.

Cash provided by financing activities of $180.2 million for the year ended December 31, 2015 was primarily due to $38.6 million of net proceeds from the ATM offering, $10.1 million of proceeds from the exercise of stock options and warrants, $169.4 million in net proceeds from the issuance of the 2022 notes, after considering the accounting treatment of $0.9 million of issuance costs that were allocated to the associated debt modification, and $2.1 million in net proceeds from the sale of Series B preferred stock by Silver Creek. These cash proceeds were offset by the repayment of $40.0 million in loans payable under the loan agreement with Hercules.

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

As a result of the cash received from the consummation of the asset sale, we believe that at our currently forecasted spending rates, our existing financial resources, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our planned operations into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

On April 13, 2016, we entered into separate, privately-negotiated conversion agreements with certain holders of the convertible notes. Under the conversion agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of convertible notes held by them. We initially settled each $1,000 principal amount of convertible notes surrendered for conversion by delivering 14 shares of our common stock on April 18, 2016. In total, we issued an aggregate of 873,215 shares of our common stock on this initial closing date. In addition, pursuant to the conversion agreements, at the additional closings (as defined in the conversion agreements), we issued an aggregate of 363,511 shares of our common stock representing an aggregate of $27.7 million as additional payments in respect of the conversion of the convertible notes. The number of additional shares was determined based on the daily VWAP (as defined in the conversion agreements) of our common stock for each of the trading days in the 10-day trading period following the date of the conversion agreements.

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

The initial conversion rate of the convertible notes upon issuance in July 2013 was 160.0000 shares of our common stock per $1,000 principal amount of convertible notes, which was equivalent to an initial conversion price of $6.25 per share of common stock. As a result of the special cash dividend that was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, the conversion rate of the convertible notes was adjusted from 160.0000 shares of our common stock per $1,000 principal amount of convertible notes to 235.2112 shares of our common stock per $1,000 principal amount of convertible notes. As a result of the one-for-ten reverse stock split of our common stock effected on September 5, 2017, the conversion rate of the convertible notes was further adjusted from 235.2112 shares of our common stock per $1,000 principal amount of convertible notes to 23.5210 shares of our common stock per $1,000 principal amount of convertible notes. The conversion rate will be subject to further adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its convertible notes in connection with such a corporate event in certain circumstances.

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

In October and November 2017, we paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of the remaining $60.8 million aggregate principal amount of outstanding convertible notes. We paid, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment was recognized in interest expense in the consolidated statement of operations and comprehensive income (loss) for year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the convertible notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations, net of scheduled sublease payments	$4,980	$3,422	$1,558	$—	$—
Repayment of MLSC tax incentive awards	1,402	1,402	—	—	—
Antibody and technology licensing costs	260	174	86	—	—
Total contractual cash obligations	$6,642	$4,998	$1,644	$—	$—

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

Other than the specific payments noted in the table and as described above, milestone and royalty payments associated with antibody licensing, manufacturing technology licensing costs and other in-licensed collaboration payments have not been included in the above table, as management cannot reasonably estimate if or when they will occur. For instance, under a collaboration agreement with Dyax Corp. related to antibody identification and evaluation, we may be required to make aggregate development and regulatory milestone payments of up to $16.2 million for therapeutic products and aggregate regulatory milestone payments of up $1.0 million for diagnostic products directed to selected targets associated with MM-121 and MM-141. We also are required to pay mid single digit royalties on net sales of licensed products.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Tax Loss Carryforwards

At December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of $138.1 million and $223.4 million, respectively. In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2016-09, “Compensation - Stock Compensation (Topic 718),” effective for annual periods beginning after December 15, 2016. The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. In accordance with the updated guidance, we increased the federal and state net operating loss carryforwards by approximately $39.2 million and $25.2 million, respectively, for the deductions related to the exercise of stock options. Our existing federal and state net operating loss carryforwards begin to expire 2028 through 2036. We also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $18.7 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2026, respectively. As of December 31, 2017, we also had available investment tax credits for state income tax purposes of $0.4 million, which began to expire in 2018 and will continue to expire through 2020 if they are not utilized. We have Orphan Drug Credits of $120.8 million, which begin to expire in 2031. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, we have considered our history of losses and concluded that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets. In the second quarter of 2017, when the asset sale was consummated, we utilized deferred tax assets. The valuation allowance was released during the year ended December 31, 2017 when we determined it is more likely than not that the deferred tax assets will be realizable in that period.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, or the TCJA. We have recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA, which could result in changes to the provisional tax impacts during 2018.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. We completed an evaluation of ownership changes through December 31, 2017 to assess whether utilization of our net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. We believe that we can utilize all of our existing tax attributes as a result of the analysis. To the extent an ownership change occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

We have not, as of yet, conducted a study of our domestic research and development credit carryforwards and Orphan Drug Credits. This study may result in an increase or decrease to our credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the statement of operations and comprehensive income (loss), balance sheet or cash flows if an adjustment were required.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-34 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Executives,” “Director Nomination Process,” “Board Policies,” “Code of Business Conduct and Ethics,” “Board Meetings and Attendance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included under the captions “Executive and Director Compensation Processes,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2017 Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at 2017 Year End,” “2017 Option Exercises and Stock Vested Table,” “Employment Agreements,” “Potential Payments Upon Termination or Change in Control” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

Our consolidated financial statements are set forth on pages F-1 through F-34 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits

Exhibit Number	Description of Exhibit

1.1

Sales Agreement, dated as of December 15, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed on December 15, 2017)

2.1

Asset Purchase and Sale Agreement, dated as of January 7, 2017, by and between the Registrant and Ipsen S.A. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2017)

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

4.1*	Specimen certificate evidencing shares of common stock

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

10.1#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.3#

Form of Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.4#

Form of Non-Qualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.5#

Employment Agreement, dated as of August 10, 2017, by and between the Registrant and Jean M. Franchi (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017)

10.6#

Employment Agreement, dated as of May 4, 2017, by and between the Registrant and Sergio L. Santillana (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.7#

Employment Agreement, dated as of May 1, 2017, by and between the Registrant and Daryl C. Drummond (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.8#

Employment Agreement, dated as of January 17, 2017, by and between the Registrant and Richard Peters (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

10.9#

Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Jeffrey A. Munsie (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

Exhibit Number	Description of Exhibit

10.10#

Retention Bonus Agreement, dated as of April 3, 2017, by and between the Registrant and Jeffrey A. Munsie (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.11#*	Scientific Advisory Board Consulting and Confidentiality Agreement, dated as of February 6, 2018, by and between the Registrant and George D. Demetri

10.12#

Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.13#

Separation and Release of Claims Agreement, dated as of October 11, 2016, by and between the Registrant and Robert J. Mulroy (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

10.14#

Separation and Release of Claims Agreement, dated as of April 11, 2017, by and between the Registrant and Peter N. Laivins (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.15#

Separation and Release of Claims Agreement, dated as of April 11, 2017, by and between the Registrant and William M. McClements (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.16#

Separation and Release of Claims Agreement, dated as of April 11, 2017, by and between the Registrant and Edward J. Stewart (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.17

Indenture of Lease, dated as of August 24, 2012, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC), as amended by the First Amendment of Lease, dated as of March 18, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.18

Second Amendment of Lease, dated as of September 12, 2013, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013)

10.19

Third Amendment of Lease, dated as of February 23, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.20

Fourth Amendment of Lease, dated as of July 22, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015)

10.21

Fifth Amendment of Lease, dated as of April 3, 2017, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.22

Sixth Amendment of Lease, dated as of June 9, 2017, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.23*	Seventh Amendment of Lease, dated as of February 6, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC

10.24

Sublease Agreement, dated as of April 3, 2017, by and between the Registrant and Ipsen Bioscience, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.25†

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

Exhibit Number	Description of Exhibit
10.28†

Amended and Restated Collaboration Agreement, dated as of January 24, 2007, by and between the Registrant and Dyax Corp., as amended on July 31, 2008 and November 6, 2009 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.29

Amendment to Amended and Restated Collaboration Agreement, dated as of January 18, 2012, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.30

Stipulation and Agreement of Settlement and Release, dated as of October 6, 2017, by and among the Registrant, Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, 1992 MSF International Ltd (formerly known as Highbridge International LLC) and 1992 Tactical Credit Master Fund, L.P. (formerly known as Highbridge Tactical Credit & Convertibles Master Fund, L.P.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2017)

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

MERRIMACK PHARMACEUTICALS, INC.

Date: March 12, 2018	By:	/s/ Richard Peters, M.D., Ph.D.
Richard Peters, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Peters, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2018
Richard Peters, M.D., Ph.D.

/s/ Jean M. Franchi	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2018
Jean M. Franchi

/s/ Gary L. Crocker	Chairman of the Board	March 12, 2018
Gary L. Crocker

/s/ George D. Demetri, M.D.	Director	March 12, 2018
George D. Demetri, M.D.

/s/ John M. Dineen	Director	March 12, 2018
John M. Dineen

/s/ Vivian S. Lee, M.D., Ph.D.	Director	March 12, 2018
Vivian S. Lee, M.D., Ph.D.

/s/ Ulrik B. Nielsen, Ph.D.	Director	March 12, 2018
Ulrik B. Nielsen, Ph.D.

/s/ Michael E. Porter, Ph.D.	Director	March 12, 2018
Michael E. Porter, Ph.D.

/s/ James H. Quigley	Director	March 12, 2018
James H. Quigley

/s/ Russell T. Ray	Director	March 12, 2018
Russell T. Ray

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Merrimack Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Merrimack Pharmaceuticals, Inc. and its subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), of non-controlling interest and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 12, 2018

We have served as the Company’s auditor since 2002.

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$93,441	$21,524
Restricted cash	102	102
Accounts receivable, net	100	275
Prepaid expenses and other current assets	1,403	2,239
Assets held for sale	—	33,295
Total current assets	95,046	57,435
Restricted cash	674	674
Property and equipment, net	6,467	14,212
Equity method investment	10,551	—
Other assets	4,588	27
Long-term assets held for sale	—	9,135
Total assets	$117,326	$81,483
Liabilities, non-controlling interest and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, accrued expenses and other	$17,606	$28,670
Deferred rent	2,171	2,014
Liabilities held for sale	—	57,538
Total current liabilities	19,777	88,222
Deferred rent, net of current portion	1,209	3,386
Long-term debt, net of current portion	—	216,861
Long-term liabilities held for sale	—	25,673
Other long-term liabilities	56	—
Total liabilities	21,042	334,142
Commitments and contingencies (Note 16)
Non-controlling interest	—	(1,539)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2017 and 2016; no shares issued or outstanding at December 31, 2017 or 2016	—	—
Common stock, $0.01 par value: 20,000 shares authorized at December 31, 2017 and 2016, 13,343 and 13,020 issued and outstanding at December 31, 2017 and 2016, respectively	1,334	1,302
Additional paid-in capital	577,721	702,377
Accumulated deficit	(482,771)	(954,799)
Total stockholders’ equity (deficit)	96,284	(251,120)
Total liabilities, non-controlling interest and stockholders’ equity (deficit)	$117,326	$81,483

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Costs and expenses:
Research and development expenses	$67,314	$109,565	$121,033
General and administrative expenses	28,452	32,052	24,048
Restructuring expenses	—	5,710	—
Total costs and expenses	95,766	147,327	145,081
Loss from continuing operations	(95,766)	(147,327)	(145,081)
Other income and expenses:
Interest income	895	276	99
Interest expense	(34,650)	(22,449)	(18,769)
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	10,848	—	—
Gain on sale of asset	1,703	—	—
Other (expense) income, net	(1,433)	(8)	917
Net loss from continuing operations before income tax benefit	(118,403)	(169,508)	(162,834)
Income tax benefit	42,399	13,224	11,215
Net loss from continuing operations	(76,004)	(156,284)	(151,619)
Discontinued operations:
Income from discontinued operations, net of tax	546,872	2,766	3,832
Net income (loss)	470,868	(153,518)	(147,787)
Net (loss) income attributable to non-controlling interest	(1,160)	(1,778)	170
Net income (loss) attributable to Merrimack Pharmaceuticals, Inc.	$472,028	$(151,740)	$(147,957)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	74
Other comprehensive income	—	—	74
Comprehensive income (loss)	$472,028	$(151,740)	$(147,883)
Amounts attributable to Merrimack Pharmaceuticals, Inc.:
Net loss from continuing operations	$(74,844)	$(154,506)	$(151,789)
Income from discontinued operations, net of tax	546,872	2,766	3,832
Net income (loss) attributable to Merrimack Pharmaceuticals, Inc.	$472,028	$(151,740)	$(147,957)
Basic and dilutive net income (loss) per common share
Net loss from continuing operations	$(5.66)	$(12.33)	$(13.63)
Net income from discontinued operations, net of tax	41.33	0.22	0.34
Net income (loss) per share	$35.67	$(12.11)	$(13.29)
Weighted-average common shares used in per share calculations—basic and diluted	13,232	12,533	11,136
Cash dividend paid per common share	$10.55	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Non-Controlling Interest

and Stockholders’ Equity (Deficit)

		Common Stock
(in thousands)	Non- Controlling Interest	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2014	$69	10,670	$1,067	$552,037	$(74)	$(655,170)	$(102,140)
Exercise of stock options and common stock warrants	—	536	54	10,047	—	—	10,101
Issuance of common stock in at the market offering, net of issuance costs	—	381	38	38,522	—	—	38,560
Issuance of Series B preferred stock by Silver Creek Pharmaceuticals, Inc.	895	—	—	1,188	—	—	1,188
Stock-based compensation	—	—	—	15,351	—	—	15,351
Other comprehensive income (loss)	—	—	—	—	74	—	74
Loss attributable to non-controlling interest	(725)	—	—	—	—	725	725
Net loss	—	—	—	—	—	(147,787)	(147,787)
Balance at December 31, 2015	$239	11,587	$1,159	$617,145	$—	$(802,232)	$(183,928)
Exercise of stock options	—	196	20	6,422	—	—	6,442
Issuance of common stock due to conversion of convertible notes due 2020	—	1,237	123	100,838	—	—	100,961
Consideration allocated to reacquisition of conversion feature of convertible notes due 2020	—	—	—	(39,923)	—	—	(39,923)
Issuance of Series C preferred stock by Silver Creek Pharmaceuticals, Inc.	(827)	—	—	2,689	—	—	2,689
Stock-based compensation	—	—	—	15,206	—	—	15,206
Loss attributable to non-controlling interest	(951)	—	—	—	—	951	951
Net loss	—	—	—	—	—	(153,518)	(153,518)
Balance at December 31, 2016	$(1,539)	13,020	$1,302	$702,377	$—	$(954,799)	$(251,120)
Exercise of stock options	—	323	32	6,657	—	—	6,689
Consideration allocated to reacquisition of conversion feature on extinguishment of convertible notes due 2020	—	—	—	(4,481)	—	—	(4,481)
Dividend paid	—	—	—	(140,000)	—	—	(140,000)
Issuance of Series C preferred stock by Silver Creek Pharmaceuticals, Inc.	847	—	—	—	—	—	—
Stock-based compensation	—	—	—	13,168	—	—	13,168
Loss attributable to non-controlling interest	(1,160)	—	—	—	—	1,160	1,160
Deconsolidation of non-controlling interest	1,852	—	—	—	—	—	—
Net income	—	—	—	—	—	470,868	470,868
Balance at December 31, 2017	$—	13,343	$1,334	$577,721	$—	$(482,771)	$96,284

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$470,868	$(153,518)	$(147,787)
Less:
Income from discontinued operations	546,872	2,766	3,832
Loss from continuing operations	(76,004)	(156,284)	(151,619)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	3,678	6,004	8,217
Non-cash loss on extinguishment	5,202	14,566	—
Non-cash activity related to discontinued operations	17,282	13,224	11,215
Benefit from intra period tax allocation	(42,399)	(13,224)	(11,215)
Loss on disposal of property and equipment	—	493	4
Gain on sale of property and equipment	(439)	(40)	—
Impairment of in-process research and development intangible asset	—	2,800	—
Depreciation and amortization expense	5,221	4,895	3,250
Stock-based compensation expense	12,788	12,140	13,161
Loss on equity method investment	849	—	—
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	(10,848)	—	—
Changes in operating assets and liabilities:
Accounts receivable	175	(264)	1,654
Prepaid expenses and other assets	(8,476)	2,184	(32)
Accounts payable, accrued expenses and other	(9,278)	(9,837)	13,163
Deferred rent and tax incentives	(2,021)	408	2,374
Net cash used in continuing operations for operating activities	(104,270)	(122,935)	(109,828)
Net cash (used in) provided by discontinuing operations for operating activities	(41,665)	(47,306)	4,472
Net cash used in operating activities	(145,935)	(170,241)	(105,356)
Cash flows from investing activities
Purchase of marketable securities	—	(84,262)	—
Proceeds from sales and maturities of marketable securities	—	84,160	87,899
Purchase of property and equipment	(915)	(2,640)	(11,902)
Deconsolidation of Silver Creek Pharmaceuticals, Inc. cash	(4,002)	—	—
Proceeds on sale of property and equipment	1,094	—	—
Proceeds from sale of discontinued operations	580,714	—	—
Net cash provided by (used in) continuing operations for investing activities	576,891	(2,742)	75,997
Net cash used in discontinuing operations for investing activities	—	(515)	(887)
Net cash provided by (used in) investing activities	576,891	(3,257)	75,110
Cash flows from financing activities
Proceeds from exercise of options and warrants to purchase common stock	6,917	6,224	10,087
Proceeds from at the market offering, net of issuance costs	—	—	38,560
Proceeds from issuance of senior secured notes due 2022, net of issuance costs	—	—	169,434
Proceeds from issuance of preferred stock by Silver Creek Pharmaceuticals, Inc.	3,994	3,361	2,083
Repayment of debt	(229,662)	—	(40,000)
Payment of dividend	(140,000)	—	—
Other financing activities, net	(288)	(169)	—
Net cash (used in) provided by financing activities	(359,039)	9,416	180,164
Net increase (decrease) in cash and cash equivalents	71,917	(164,082)	149,918
Cash and cash equivalents, beginning of period	21,524	185,606	35,688
Cash and cash equivalents, end of period	$93,441	$21,524	$185,606
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$14	$130	$816
Receivables related to stock option exercises in prepaid expenses and other current assets	—	232	14
Receivables related to the sale of property and equipment in prepaid expenses and other current assets	—	40	—
Principal amount of convertible notes due 2020 converted into shares of common stock	—	64,209	—
Supplemental disclosure of cash flows
Cash paid for income taxes	$7,926	$—	$—
Cash paid for interest	30,966	23,914	10,087

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Summary of Significant Accounting Policies

Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a clinical stage biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer by targeting biomarker-defined cancers. The Company’s vision is to ensure that cancer patients and their families live fulfilling lives. The Company’s mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All of the Company’s development programs, including four clinical trials and six candidates in preclinical development, fit into the Company’s strategy of (1) understanding the biological problems it is trying to solve, (2) designing specific solutions against the problems it is trying to solve and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes.

On April 3, 2017, the Company completed the previously announced asset sale (the “Asset Sale”) with Ipsen S.A. (“Ipsen”). Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017 (the “Asset Sale Agreement”), between the Company and Ipsen, the Company sold to Ipsen its right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in the Company’s business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE and MM-436 (the “Commercial Business”). The Company received $575.0 million in cash, plus a working capital adjustment of $5.7 million, and is eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. The working capital adjustment of $5.7 million was agreed to with Ipsen and received by the Company in the year ended December 31, 2017. The Company also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement (the “Baxalta Agreement”) with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH (collectively, “Baxalta”). The Company entered into the Baxalta Agreement in 2014, and on April 3, 2017, the Baxalta Agreement was assigned to Ipsen in connection with the completion of the Asset Sale.

The Company’s non-commercial assets, including its clinical and preclinical development programs, were not included in the Asset Sale and remain assets of the Company. The Company’s most advanced assets and a description of the status of each asset is as follows:

•

MM-121 (seribantumab): MM-121 is a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. There are two active development programs for MM-121, each in a Phase 2 clinical trial. The Company is currently conducting the global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial, evaluating MM-121 in combination with docetaxel in patients with heregulin positive non-small cell lung cancer. The Company is also conducting the global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer;

•

MM-141 (istiratumab): MM-141 is a fully human tetravalent bispecific antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1 (“IGF-1”), receptor and ErbB3 (HER3) cell surface receptor. The Company is currently conducting and has completed enrollment of the global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating MM-141 in combination with nab-paclitaxel and gemcitabine in patients with previously untreated metastatic pancreatic cancer with high serum levels of free IGF-1; and

•

MM-310: MM-310 is an antibody-directed nanotherapeutic that contains a novel prodrug of the highly potent chemotherapy docetaxel and targets the ephrin receptor A2 receptor, which is highly expressed in most solid tumor types, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. The Company initiated a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 and to identify the maximum tolerated dose in the first quarter of 2017.

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

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies, among others. In addition, the Company is dependent upon the services of its employees and consultants.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2017 the Company had an accumulated deficit of $482.8 million. During the year ended December 31, 2017, the Company incurred a net loss from continuing operations of $76.0 million and used $104.3 million of cash in continuing operations for operating activities. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $93.4 million at December 31, 2017 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company will ultimately need to seek additional funding through public or private equity or debt financings, through existing or new collaboration arrangements, or through divestitures of its assets. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into additional collaborative arrangements or divest its assets. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects.

Summary of Significant Accounting Policies

The Company’s significant accounting policies include policies related to both continuing and discontinuing operations.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment and the Company operates in only one geographic region (the United States).

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary.

As of March 31, 2017, the Commercial Business met all the conditions to be classified as held-for-sale and represents a discontinued operation since the disposal of the Commercial Business is a strategic shift that will have a major effect on the Company’s operations and financial results. The Company will not have further significant involvement in the operations of the discontinued Commercial Business. The operating results of the Commercial Business are reported as discontinued operations, net of tax in the consolidated statements of operations and comprehensive income (loss) for all periods presented. In addition, in the consolidated balance sheet as of December 31, 2016, the assets and liabilities held for sale have been presented separately. For additional information, see Note 2, “Discontinued Operations – Sale of Commercial Business.”

The consolidated financial statements have historically included the accounts of the Company and Silver Creek Pharmaceuticals, Inc. (“Silver Creek”) with all intercompany transactions and balances eliminated in consolidation. Silver Creek represented a variable interest entity that the Company consolidated as the primary beneficiary. As discussed in Note 3, “Investment in Silver Creek,” Silver Creek completed a preferred stock financing in the third quarter of 2017, which reduced the Company’s ownership percentage in Silver Creek below 50% and resulted in the Company no longer controlling the Silver Creek board of directors. The Company determined that it is no longer the primary beneficiary of Silver Creek since the Company does not control the board of directors and does not direct the activities that have the most significant impact on Silver Creek’s economic performance. Therefore, the Company deconsolidated Silver Creek from its financial statements in the third quarter of 2017 in accordance with ASC 810-10-40-4(c), Consolidation. The Company accounts for its investment in Silver Creek under the equity method of accounting as of December 31, 2017.

The Company’s consolidated balance sheet as of December 31, 2016 included Silver Creek’s assets and liabilities, after intercompany eliminations. The Company’s consolidated balance sheet as of December 31, 2017 does not include the assets and liabilities of Silver Creek since the Company deconsolidated Silver Creek in the third quarter of 2017. The Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017 include Silver Creek’s results for the period through July 13, 2017, the day immediately preceding the deconsolidation of Silver Creek.

On August 11, 2017, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to effect a one-for-ten reverse stock split of its issued and outstanding common stock (the “Reverse Split”). On September 5, 2017, the Company filed an amendment to its certificate of incorporation to effect the Reverse Split, and on September 6, 2017, the Reverse Split was effective for trading purposes. As a result of the Reverse Split, every ten shares of common stock issued and outstanding was converted into one share of common stock, reducing the number of issued and outstanding shares of common stock from approximately 132.8 million shares to approximately 13.28 million shares. No fractional shares were issued in connection with the Reverse Split. The amendment to the certificate of incorporation also proportionately reduced the number of authorized shares of common stock from 200 million to 20 million. The Reverse Split did not change the par value of the common stock. The Reverse Split did not change the number of authorized shares or par value of the Company’s preferred stock, of which there are no shares issued or outstanding. All outstanding stock options and convertible notes entitling their holders to purchase shares of common stock or acquire shares of common stock upon conversion, as the case may be, were adjusted as a result of the Reverse Split, as required by the terms of these securities. This change is reflected throughout the financial statements as appropriate. As a result, all share and per share amounts have been adjusted retroactively to reflect the Reverse Split for all periods. For additional information, see Note 14, “Stock-Based Compensation.”

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these consolidated financial statements include, but may not be limited to, revenue recognition, estimates utilized in the valuation of inventory, accounting for stock-based compensation and accrued expenses. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Certain estimates, such as revenue recognition, estimates of discounts and allowances related to commercial sales of ONIVYDE, estimates utilized in the valuation of inventory, useful lives with respect to long-lived assets and intangible assets, contingencies, intangible assets, goodwill and in-process research and development (“IPR&D”) related specifically to the Commercial Business, which has been reclassified under discontinued operations and included in assets and liabilities held for sale.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds, commercial paper, corporate notes and bonds and certificates of deposit.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of December 31, 2017 and 2016, the Company recorded restricted cash of $0.8 million and $0.8 million, respectively, which was primarily related to the Company’s facility lease.

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized on the statement of operations and comprehensive income (loss) as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense). Realized gains and losses are recognized in interest income. Any premium or discount arising at purchase is amortized and/or accreted to interest income. The Company did not have any marketable securities as of December 31, 2017 or 2016.

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

As a result of the Asset Sale, all inventory relates to the Commercial Business and has been reclassified under discontinued operations.

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

As a result of the Asset Sale, all goodwill and intangible assets relate to the Commercial Business and have been reclassified under discontinued operations.

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

As discussed in Note 3, “Investment in Silver Creek,” Silver Creek completed a preferred stock financing in the third quarter of 2017, which reduced the Company’s ownership percentage in Silver Creek below 50% and resulted in the Company no longer controlling the Silver Creek board of directors. The Company determined that it is no longer the primary beneficiary of Silver Creek since the Company does not control the board of directors and does not direct the activities that have the most significant impact on Silver Creek’s economic performance. Therefore, the Company deconsolidated Silver Creek from its financial statements in the third quarter of 2017 in accordance with ASC 810-10-40-4(c), Consolidation.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.

Product Revenues, Net

Prior to the Asset Sale, the Company sold ONIVYDE to a limited number of specialty pharmaceutical distributors in the United States (collectively, its “Distributors”). The Company’s Distributors subsequently resold the products to healthcare providers. The

Company recognized revenue on product sales when title and risk of loss had passed to the Distributor, which was typically upon delivery. Product revenues were recorded net of applicable reserves for discounts and allowances. As a result of the Asset Sale, all product revenues relate to the Commercial Business and have been reclassified under discontinued operations.

In order to conclude that the price is fixed or determinable, the Company must be able to reasonably estimate its net product revenues upon delivery to its Distributors. As such, the Company estimated its net product revenues by deducting from its gross product revenues trade allowances, estimated contractual discounts, estimated Medicaid rebates, estimated reserves for product returns and estimated costs of other incentives offered to patients.

These discounts and allowances were based on estimates of the amounts earned or to be claimed on the related sales. The Company’s estimates took into consideration its historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted Distributor buying and payment patterns. Actual amounts may ultimately differ from the Company’s estimates. If actual results varied, the Company would adjust these estimates, which could have an effect on earnings in the period of adjustment.

Product revenue reserves and allowances that reduce gross revenue are categorized as follows:

Trade Allowances: The Company paid fees to its Distributors for providing certain data to the Company as well as for maintaining contractual inventory and service levels. These trade allowances were recorded as a reduction to accounts receivable on the consolidated balance sheet at the time revenue is recognized.

Rebates and Chargeback Discounts: The Company was subject to discount obligations under state Medicaid programs and the Public Health Service 340B Drug Pricing Program, contracts with Federal government entities purchasing via the Federal Supply Schedule and various private organizations, such as group purchasing organizations (collectively, its “Third-party Payors”). The Company estimated the rebates and chargeback discounts it provided to Third-party Payors, based upon its estimated payor mix, and deducted these estimated amounts from its gross product revenues at the time revenue was recognized. Chargeback discounts were processed when the Third-party Payor purchased the product at a discount from the Distributor, who then in turn charged back to the Company the difference between the price initially paid by the Distributor and the discounted price paid by the Third-party Payor. These chargeback discounts were recorded as a reduction to accounts receivable on the consolidated balance sheet at the time revenue was recognized. Rebates that were invoiced directly to the Company were recorded as accrued liabilities on the consolidated balance sheet at the time revenue was recognized.

Product Returns: An allowance for product returns was established for returns expected to be made by Distributors and was recorded at the time revenue was recognized, resulting in a reduction to product sales. In accordance with contractual terms, Distributors had the right to return unopened and undamaged product that was within a permissible number of months before and after the product’s expiration date, subject to contractual limitations. The Company had the ability to monitor inventory levels and the shelf life of product at Distributors and could contractually control the amount of inventory that was sold to Distributors. Based on inventory levels held by Distributors and the structure of the Company’s distribution model, the Company concluded that it had the ability to reasonably estimate product returns at the time revenue was recognized. The Company’s estimated rate of return was based on historical rates of return for comparable oncology products.

Other Incentives: The Company offered co-pay mitigation support to commercially insured patients. The Company’s co-pay mitigation program was intended to reduce each participating patient’s portion of the financial responsibility for a product’s purchase price to a specified dollar amount. Based upon the terms of the Company’s co-pay mitigation program, the Company estimated average co-pay mitigation amounts in order to establish a reserve for co-pay mitigation claims and deducted these estimated amounts from its gross product revenues at the later of the date that (i) the revenues were recognized or (ii) the incentive was offered. Claims under the Company’s co-pay mitigation program were subject to expiration.

All product revenue recognized relates to the Commercial Business and is presented as income from discontinued operations, net of tax in the consolidated statements of operations and comprehensive income (loss) for all periods presented. In addition, in the consolidated balance sheet as of December 31, 2016, the balance sheet accounts described above are included in assets and liabilities held for sale.

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

In September 2014, the Company entered into the Baxalta Agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, “Baxter”) for the development and commercialization of ONIVYDE outside of the United States and Taiwan (the “Licensed Territory”). In connection with Baxter International Inc.’s separation of the Baxalta business, the Baxalta Agreement was assigned to Baxalta during the second quarter of 2015. The Baxalta Agreement was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. The Company determined that the obligations under this agreement represent a single unit of accounting and that the agreement represents a services agreement. As a result, the Company has estimated the level of effort expected to be completed as a result of providing the identified deliverables and will recognize revenue related to the agreement based on proportional performance as effort is completed over the expected services period.

The Company also entered into a development, license and supply agreement (the “Actavis Agreement”) with Watson Laboratories, Inc. (“Actavis”) in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements.

All operating results recognized related to the Baxalta Agreement and Actavis Agreement are presented as income from discontinued operations, net of tax in the consolidated statements of operations and comprehensive income (loss) for all periods presented. In addition, in the consolidated balance sheet as of December 31, 2016, the assets and liabilities related to the Baxalta Agreement and Actavis Agreement have been presented separately as assets and liabilities held for sale. Both the Baxalta Agreement and Actavis Agreement were assigned to Ipsen in connection with the completion of the Asset Sale.

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

Other Revenues

Prior to the Asset Sale, the Company was a party to separate commercial supply agreements with Baxalta and PharmaEngine, Inc. (“PharmaEngine”) pursuant to which the Company supplied ONIVYDE to these entities. Revenue was recognized under these commercial supply arrangements when the counterparty took delivery of the commercial supply product and when the other general revenue recognition criteria outlined above were met. The Baxalta Agreement and the PharmaEngine agreement were assigned to Ipsen in connection with the completion of the Asset Sale.

The Company was also eligible to receive royalty revenues on Baxalta’s net sales of ONIVYDE in the Licensed Territory. The Company recognizes royalty revenues in the period that the related sales occur.

All other revenue recognized relates to the Commercial Business and is presented as income from discontinued operations, net of tax in the consolidated statements of operations and comprehensive income (loss) for all periods presented.

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

General and Administrative Expenses

General and administrative expenses are comprised of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in the Company’s commercial, legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs for employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, including patent-related expenses, and accounting and information technology services.

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. For stock options granted to employees and to members of the Company’s Board of Directors for their service on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires the Company to make assumptions with respect to the expected term of the option, the expected volatility of the Company’s common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option and the expected dividend yield of the Company’s common stock. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

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

Other (Expense) Income, Net

The Company records other income or expense related to tax incentive awards other income or expense-related items as components of “Other (expense) income, net” within the consolidated statements of operations and comprehensive income (loss).

The Company has been awarded tax incentives by the Massachusetts Life Sciences Center (“MLSC”), an independent agency of the Commonwealth of Massachusetts. These tax incentives require that the Company achieve certain hiring targets. Failure to maintain the additional headcount in subsequent periods could require the Company to repay some or all of the incentives. The Company recognizes the benefit of these incentives on a straight-line basis over the five-year performance period of each award, beginning when the Company achieves the hiring goal target, with a cumulative catch-up recognized in the period that the hiring goal target is achieved. The Company received MLSC tax incentives in 2011, 2013, 2014 and 2015 totaling $3.8 million in the aggregate, allowing the Company to monetize approximately $3.4 million of state research and development tax credits. As a result of the October 2016 corporate restructuring described more fully in Note 12, “Restructuring Activities,” the Company determined that it would be required to repay a portion of the 2014 and 2015 tax incentives received from the MLSC in the aggregate amount of $1.4 million. Such amounts have been classified as current liabilities as of December 31, 2017.

The Company recognized $0.1 million and $0.7 million in income related to these MLSC tax incentives during the years ended December 31, 2016 and 2015, respectively. No income was recognized during the year ended December 31, 2017.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and marketable securities. The Company places its cash deposits in accredited financial institutions and, therefore, the Company’s management believes these funds are subject to minimal credit risk. The Company invests cash equivalents in money market funds. The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. The Company also is subject to credit risk from its accounts receivable related to its product sales and collaborators. The Company evaluates the creditworthiness of each of its customers and has determined that all of its customers are creditworthy. To date, the Company has not experienced significant losses with respect to the collection of its accounts receivable.

No customer individually accounted for 10% or more of total gross revenues or total gross accounts receivable for the years ended December 31, 2017, 2016 or 2015.

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

The Company does not have any revenue generating contracts with customers due to the sale of the Commercial Business in 2017 and therefore does not expect adoption of the new revenue standard to have a material impact on the consolidated financial statements. The Company will adopt the new revenue standard on January 1, 2018 using the modified retrospective approach.

In January 2016, the FASB issued ASU 2016-01, “Financial Statements – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities,” which contains a number of provisions related to the measurement, presentation and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption of this guidance is not permitted with the exception of certain specific presentation requirements that are not currently applicable to the Company. The Company will adopt this guidance as of the required effective date of January 1, 2018 and does not anticipate that the adoption will have a material impact to the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how entities present certain types of cash transactions in the statement of cash flows. This guidance also clarifies how the predominance principle should be applied when classifying cash receipts and cash payments that have attributes of more than one class of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt ASU 2016-15 as of the required effective date of January 1, 2018 and is currently evaluating the potential impact that the adoption of this guidance may have on the consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASU 2017-09. The standard should be applied prospectively to awards modified on or after the adoption date. This guidance will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company will adopt ASU 2017-09 as of the required effective date of January 1, 2018. The adoption of ASU 2017-09 will have an impact on the accounting for the modification of stock-based awards, if any, after the date of adoption.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Discontinued Operations - Sale of Commercial Business

Ipsen

As of March 31, 2017, the Commercial Business met all the conditions to be classified as held-for-sale and represents a discontinued operation since the disposal of the Commercial Business is a strategic shift that will have a major effect on the Company’s operations and financial results. The Company will not have further significant involvement in the operations of the discontinued Commercial Business. The operating results of the Commercial Business are reported as discontinued operations, net of tax in the consolidated statements of operations and comprehensive income (loss) for all periods presented. In addition, in the consolidated balance sheet as of December 31, 2016, the assets and liabilities held for sale have been presented separately. This change is reflected throughout the financial statements as appropriate.

As discussed in Note 1, “Nature of the Business and Summary of Significant Accounting Policies,” on April 3, 2017, the Company completed the sale of the Commercial Business to Ipsen. Pursuant to the Asset Sale Agreement, the Company may be entitled to up to $450.0 million in additional payments based on the achievement by or on behalf of Ipsen of certain milestone events if the U.S. Food and Drug Administration (the “FDA”) approves ONIVYDE for certain indications as follows: (i) $225.0 million upon the regulatory approval by the FDA of ONIVYDE for the first-line treatment of metastatic adenocarcinoma of the pancreas (a) in combination with fluorouracil and leucovorin (with or without oxaliplatin), (b) in combination with gemcitabine and abraxane or (c) following submission and filing of regulatory approval by Ipsen for purposes of commercialization by Ipsen; (ii) $150.0 million upon the regulatory approval by the FDA of ONIVYDE for the treatment of small cell lung cancer after failure of first-line chemotherapy; and (iii) $75.0 million upon the regulatory approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

Discontinued Operations and Assets Held for Sale

The consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 reflect the operations of the Commercial Business as a discontinued operation. Discontinued operations for the years ended December 31, 2017, 2016 and 2015 includes the following:

(in thousands)	Years Ended December 31,
	2017	2016	2015
Revenues:
Product revenues, net	$16,135	$53,064	$4,328
License and collaboration revenues	7,797	87,119	84,930
Other revenues	1,973	4,090	—
Total revenues	25,905	144,273	89,258
Costs and expenses:
Cost of revenues	3,890	6,912	46
Research and development expenses	3,002	51,352	39,955
Selling, general and administrative expenses	10,907	48,677	33,747
Restructuring expenses	9,535	146	—
Total costs and expenses	27,334	107,087	73,748
Other income and expenses:
Interest expense	(6,743)	(21,196)	(463)
Gain on sale of Commercial Business	601,670	—	—
Income from discontinued operations	$593,498	$15,990	$15,047
Income tax expense	(46,626)	(13,224)	(11,215)
Total income from discontinued operations	$546,872	$2,766	$3,832

The carrying value of the assets and liabilities of the Commercial Business classified as “Assets held for sale” in the consolidated balance sheets are as follows:

(in thousands)	December 31, 2016
Assets
Current assets:
Accounts receivable, net	$17,194
Inventory	14,554
Prepaid expenses and other current assets	1,547
Total current assets held for sale	33,295
Property and equipment, net	1,553
Intangible assets, net	3,977
Goodwill	3,605
Total long-term assets held for sale	9,135
Liabilities
Current liabilities:
Accounts payable, accrued expenses and other	21,312
Deferred revenues	36,226
Total current liabilities held for sale	57,538
Deferred revenues, net of current portion	25,673
Total long-term liabilities held for sale	25,673

The Company has reclassified approximately $0.6 million of accounts payable, accrued expenses and other from continuing operations to discontinuing operations for the year ended December 31, 2016.

3. Investment in Silver Creek

On August 20, 2010, the Company acquired a controlling financial interest in Silver Creek. At such time, the Company had the ability to direct the activities of Silver Creek that most significantly impacted Silver Creek’s economic performance through its ownership percentage and through the board of director seats controlled by the Company. As such, Silver Creek was consolidated by the Company.

Since the Company acquired its financial interest, Silver Creek has raised funding through the issuance of Series A, B and C preferred stock. The Company has not participated in any Silver Creek financings nor has it provided any funding since the Company acquired its financial interest. As of December 31, 2016, the Company held an ownership interest in Silver Creek greater than 50% and maintained the ability to control the board of directors and the activities that most significantly impacted the economic performance of Silver Creek.

During the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced the Company’s ownership percentage in Silver Creek below 50% and resulted in the Company no longer controlling the Silver Creek board of directors. As of December 31, 2017, the Company’s ownership percentage in Silver Creek was approximately 43%. The Company determined that it is no longer the primary beneficiary of Silver Creek since the Company does not control the board of directors and does not direct the activities that have the most significant impact on Silver Creek’s economic performance. Therefore, the Company deconsolidated Silver Creek from its financial statements on July 13, 2017 in accordance with ASC 810-10-40-4(c), Consolidation. Starting on July 14, 2017, the Company accounted for its investment in Silver Creek under the equity method of accounting as it has the ability to exercise significant influence over Silver Creek. Under the equity method of accounting, the Company will record its proportionate share of the investee’s earnings (losses) in its results of operations with a corresponding increase (decrease) in the carrying value of the investment.

The Company recorded a gain on the deconsolidation of Silver Creek of $10.8 million for the year ended December 31, 2017 in the consolidated statement of operations and comprehensive income (loss). On the date of deconsolidation, the fair value of the Company’s investment in Silver Creek exceeded the Company’s share of the net assets of Silver Creek, which generated the gain. On July 14, 2017, the Company recorded its investment in Silver Creek at a fair value of $11.4 million, which was based on a third party valuation report. The gain on deconsolidation includes the following:

(in thousands)
Fair value of the Company's retained investment in Silver Creek	$11,400
Carrying value of non-controlling interest	(1,852)
Derecognition of Silver Creek's net liabilities	1,300
Gain recognized on deconsolidation of Silver Creek	$10,848

The change in the non-controlling interest related to Silver Creek was as follows:

(in thousands)	Non- Controlling Interest
Balance at December 31, 2016	$(1,539)
Net loss attributable to Silver Creek through July 13, 2017	(1,160)
Issuance of Silver Creek Series C preferred stock	847
Balance at date of deconsolidation	(1,852)
Carrying value of non-controlling interest	1,852
Balance at December 31, 2017	$—

(in thousands)	Non- Controlling Interest
Balance at December 31, 2015	$239
Issuance of Silver Creek Series C preferred stock	(827)
Net loss attributable to Silver Creek	(951)
Balance at December 31, 2016	$(1,539)

As of December 31, 2017, the Company held an equity investment in Silver Creek, which was accounted for as an equity method investment. The carrying value of the investment in Silver Creek was $10.6 million at December 31, 2017. During the year ended December 31, 2017, the Company recorded a loss associated with Silver Creek of $0.8 million as a component of other (expense) income, net in the consolidated statements of operations and comprehensive income (loss), representing its proportionate share of Silver Creek’s losses from July 14, 2017 through December 31, 2017.

4. Net Loss Per Common Share

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

The Company follows the two-class method when computing net income (loss) per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed, or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the years ended December 31, 2017, 2016 and 2015, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of December 31, 2017, 2016 and 2015.

As discussed in Note 11, “Borrowings,” in July 2013, the Company issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020 (the “Convertible Notes”) in an underwritten public offering. Following the repayment and satisfaction in full of the Company’s obligations to Hercules Technology Growth Capital, Inc. (“Hercules”) under its Loan and Security Agreement with Hercules (the “Loan Agreement”), which occurred in December 2015, upon any conversion of the Convertible Notes, the Convertible Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the conversion premium will be settled in common stock, inclusive of a contractual make-whole provision resulting from a fundamental change, and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. As of December 31, 2016, $60.8 million aggregate principal amount of the Convertible Notes remained outstanding. As of December 31, 2017, no Convertible Notes remained outstanding.

The stock options and conversion premium on the Convertible Notes are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2017, 2016 and 2015 causes such securities to be anti-dilutive. Securities excluded from the calculation of diluted loss per share are shown in the chart below:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Outstanding options to purchase common stock	1,616	1,903	1,921
Conversion of the Convertible Notes	—	1,216	2,500

5. License and Collaboration Agreements

Baxalta

On April 3, 2017, the Baxalta Agreement was assigned to Ipsen in connection with the completion of the Asset Sale, as discussed in Note 1, “Nature of the Business and Summary of Significant Accounting Policies.” The Company retained the rights to receive net milestone payments that may become payable pursuant to the Baxalta Agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million, which is comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in a pivotal clinical trial in an indication other than pancreatic cancer.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 and the input categories associated with those assets and liabilities:

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$89,310	$—	$—
Totals	$89,310	$—	$—

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,373	$—	$—
Totals	$12,373	$—	$—
Liabilities:
Silver Creek warrant liability	$—	$—	$1,499
Totals	$—	$—	$1,499

In December 2016, Silver Creek issued warrants to purchase an aggregate of 1.9 million shares of Silver Creek Series C preferred stock. The issuance of these warrants is described more fully in Note 11, “Borrowings.” The Silver Creek warrants were valued at $1.5 million as of December 31, 2016 using a Black-Scholes option pricing model, probability-weighted for different exercise scenarios. The key assumptions utilized in the Black-Scholes option pricing model as of December 31, 2016 were a risk-free interest rate of 2.3%, expected dividend yield of 0.0%, expected volatility of 61.7% and expected term of 6.9 years.

During the first quarter of 2017, Silver Creek issued additional warrants to purchase an aggregate of 1.8 million shares of Silver Creek Series C preferred stock. During the second quarter of 2017, Silver Creek issued additional warrants to purchase an aggregate of 0.3 million shares of Silver Creek Series C preferred stock. In June 2017, Silver Creek amended the outstanding warrant purchase agreements to increase the number of shares for which each warrant is redeemable.

During the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, issuing 2.0 million shares of Series C preferred stock at $1.50 per share for proceeds of $2.9 million. In conjunction with this sale, Silver Creek also issued warrants to purchase an aggregate of 1.7 million shares of Silver Creek Series C preferred stock. The sale of additional shares of Series C preferred stock in the third quarter resulted in the deconsolidation of Silver Creek, effective July 13, 2017. As such, the Company valued the warrants on that date. The warrants were valued at $5.2 million and $1.5 million as of July 13, 2017 and December 31, 2016, respectively, using a Black-Scholes option pricing model, probability-weighted for different exercise scenarios. The key assumptions utilized in the Black-Scholes option pricing model as of July 14, 2017 were a risk-free interest rate of 2.1%, expected dividend yield of 0.0%, expected volatility of 60.0% and expected term of 6.4 years – 7.0 years. The key assumptions utilized in the Black-Scholes option pricing model as of December 31, 2016 were a risk-free interest rate of 2.3%, expected dividend yield of 0.0%, expected volatility of 61.7% and expected term of 6.9 years. Changes in the fair value of the warrants are recognized as a component of “other (expense) income, net” in the consolidated statements of operations and comprehensive income (loss). The change in fair value through the date of deconsolidation on July 13, 2017 for the year ended December 31, 2017 was $1.1 million and is recorded in other income (expense) on the statement of operations and comprehensive income (loss).

There were no changes in valuation techniques or transfers between the fair value measurement levels during the years ended December 31, 2017 or 2016. There were no liabilities measured at fair value on a recurring basis as of December 31, 2017.

Other Fair Value Measurements

The estimated fair value of the Convertible Notes was $57.5 million as of December 31, 2016. The Company estimated the fair value of the Convertible Notes by using a quoted market rate in an inactive market, which is classified as a Level 2 input. The carrying value of the Convertible Notes was $47.0 million as of December 31, 2016 due to the bifurcation of the conversion feature of the Convertible Notes as described more fully in Note 11, “Borrowings.” No other fair value measurements were required during the year ended December 31, 2017, as the Company purchased the Convertible Notes in 2017.

As discussed in Note 11, “Borrowings,” in December 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022 (the “2022 Notes”). The Company estimated the fair value of the 2022 Notes by using publicly-available information related to one of the 2022 Notes borrower’s portfolio of debt investments based on unobservable inputs, which is classified as a Level 3 input. The estimated fair value of the 2022 Notes was $167.0 million as of December 31, 2016. The carrying value of the 2022 Notes was $169.9 million as of December 31, 2016. No other fair value measurements were required during the year ended December 31, 2017, as the 2022 Notes were redeemed in 2017.

7. Marketable Securities

As of both December 31, 2017 and 2016, the Company maintained only cash equivalents comprised of money market funds. As of December 31, 2017, the Company did not hold any marketable securities.

There were no realized gains or losses on available-for-sale securities during the years ended December 31, 2017, 2016 or 2015.

8. Intangible Assets, Net

As part of the acquisition of Hermes BioSciences, Inc. on October 6, 2009, the Company acquired IPR&D assets of $2.8 million related to MM-302, an antibody-targeted nanotherapeutic that contains a chemotherapy drug.

In December 2016, the Company determined that it would stop the ongoing Phase 2 clinical trial of MM-302, which is an antibody-targeted nanotherapeutic containing a chemotherapy drug. The decision to stop the trial was made following an independent Data and Safety Monitoring Board (the “DSMB”) opinion that continuing the clinical trial would be unlikely to demonstrate benefit over the comparator treatments. Subsequent to this recommendation, a futility assessment was performed that confirmed the DSMB’s opinion. Both the treatment and control arms were found to have shorter than expected median progression free survival. While patients currently enrolled in the clinical trial may choose to continue on their assigned treatment based upon discussion with their study physician, no further development of MM-302 is being contemplated by the Company at this time. As a result of this determination, the Company recorded an impairment charge of $2.8 million during the fourth quarter of 2016. This impairment charge was recorded as a component of “Research and development expenses” within the consolidated statements of operations and comprehensive income (loss).

The Company did not have any intangible assets in continuing operations as of December 31, 2017 or 2016.

9. Property and Equipment, Net

Property and equipment, net as of December 31, 2017 and 2016 consisted of the following:

	December 31,
(in thousands)	2017	2016
Lab equipment	$13,486	$17,537
IT equipment	3,853	8,509
Leasehold improvements	20,790	20,633
Furniture and fixtures	335	626
Construction in process	30	378
Total property and equipment, gross	38,494	47,683
Less: Accumulated depreciation	(32,027)	(33,471)
Total property and equipment, net	$6,467	$14,212

Depreciation expense was $5.1 million, $6.5 million and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capitalized interest costs were insignificant for the years ended December 31, 2017, 2016 and 2015.

During the year ended December 31, 2016, the Company recognized a $0.5 million charge related to the disposal of property and equipment. There were no significant losses recognized related to the disposal of property and equipment during the years ended December 31, 2017 and 2015. During the years ended December 31, 2017 and 2016, the Company recognized a $0.4 million and less than $0.1 million gain on the sale of equipment, respectively. There were no significant gains recognized related to the sale of property and equipment during the year ended December 31, 2015.

10. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2017 and 2016 consisted of the following:

	December 31,
(in thousands)	2017	2016
Accounts payable	$2,887	$2,692
Accrued goods and services	5,663	7,534
Accrued clinical trial costs	3,901	8,776
Accrued drug purchase costs	222	480
Accrued payroll and related benefits	2,884	3,394
Accrued restructuring expenses	628	774
Accrued interest	—	2,100
Accrued dividends payable	19	19
Silver Creek warrant liability	—	1,499
Deferred tax incentives	1,402	1,402
Total accounts payable, accrued expenses and other	$17,606	$28,670

11. Borrowings

2022 Notes

In December 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 2022 Notes and entered into an indenture (the “U.S. Bank Indenture”) with U.S. Bank National Association as trustee and collateral agent (the “2020 Notes Trustee”). As a result of this placement, the Company received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by the Company. The private placement and offering expenses included $0.9 million of transaction costs that were expensed in accordance with the debt modification guidance per ASC 470, Debt, as further discussed below. The 2022 Notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. The Company will pay semi-annual installments of principal on the 2022 Notes of $21,875,000 each, subject to adjustment as provided in the 2022 Notes, on June 15 and December 15 of each year, beginning on June 15, 2019. The 2022 Notes will mature on December 15, 2022, unless earlier redeemed or repurchased in accordance with their terms prior to such date.

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

The 2022 Notes are senior secured obligations of the Company and will be equal in right of payment to all existing and future pari passu indebtedness of the Company (including the Convertible Notes), will be senior in right of payment to all existing and future subordinated indebtedness of the Company, will have the benefit of a security interest in the 2022 Notes collateral and will be junior in lien priority in respect of any asset-based lending collateral that secures any first priority lien obligations from time to time. The 2022 Notes contain customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, and make certain restricted payments, but do not contain covenants related to future financial performance. The 2022 Notes are secured by a first priority lien on substantially all of the Company’s assets.

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

Debt issuance costs incurred by the Company, excluding costs allocated to the debt modification as discussed below, are accounted for as a direct deduction to the carrying value of the 2022 Notes and are amortized to interest expense using the effective interest method over the life of the 2022 Notes. The effective interest rate associated with the 2022 Notes is 12.32%. For the years ended December 31, 2017, 2016 and 2015, interest expense related to the 2022 Notes was approximately $6.7 million, $20.9 million, and $0.5 million, respectively. These amounts are included as a component of income from discontinued operations, net of tax in the consolidated statement of operations and comprehensive income (loss).

In connection with the completion of the Asset Sale on April 3, 2017, the liability under the 2022 Notes was satisfied. As a result of the early repayment of the 2022 Notes, a loss on extinguishment of $25.0 million was recognized in interest expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017. The $25.0 million loss on extinguishment included a $20.1 million prepayment penalty and $4.9 million of amortization expense recognized for the remaining debt discount at settlement as a result of the early repayment.

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

On April 13, 2016, the Company entered into separate, privately-negotiated conversion agreements (the “Conversion Agreements”) with certain holders of the Convertible Notes. Under the Conversion Agreements, such holders agreed to convert an aggregate principal amount of $64.2 million of Convertible Notes held by them. The Company initially settled each $1,000 principal amount of Convertible Notes surrendered for conversion by delivering 14 shares of the Company’s common stock on April 18, 2016. In total, the Company issued an aggregate of 873,215 shares of its common stock on this initial closing date. In addition, pursuant to the Conversion Agreements, at the additional closings (as defined in the Conversion Agreements), the Company issued an aggregate of 363,551 shares of the Company’s common stock representing an aggregate of $27.7 million as additional payments in respect of the conversion of the Convertible Notes. The number of additional shares was determined based on the daily VWAP (as defined in the Conversion Agreements) of the Company’s common stock for each of the trading days in the 10-day trading period following the date of the Conversion Agreements. The issuance of 1,236,766 total shares of the Company’s common stock pursuant to the Conversion Agreements resulted in an increase to common stock and additional paid-in capital of $101.0 million.

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

The initial conversion rate of the Convertible Notes upon issuance in July 2013 was 160 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $6.25 per share of common stock. As a result of the special cash dividend that was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, the conversion rate of the Convertible Notes was adjusted from 160.0000 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes to 235.2112 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes. As a result of the one-for-ten reverse stock split of the Company’s common stock effected on September 5, 2017, the conversion rate of the Convertible Notes was further adjusted from 235.2112 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes to 23.5210 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes. The conversion rate will be subject to further adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the Maturity Date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances.

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

The Wells Fargo Indenture contains customary terms and covenants and events of default with respect to the Convertible Notes. If an event of default (as defined in the Wells Fargo Indenture) occurs and is continuing, the Convertible Notes Trustee by written notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by written notice to the Company and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders will, declare 100% of the principal of and accrued and unpaid interest on the Convertible Notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture), 100% of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. There were no events of default as of or during the years ended December 31, 2017 and 2016.

For the years ended December 31, 2017, 2016 and 2015, interest expense related to the Convertible Notes was $9.2 million, $22.7 million and $13.7 million, respectively. As discussed below, interest expense for the year ended December 31, 2017 includes a loss on extinguishment of $0.3 million associated with the October and November 2017 extinguishment as well as $3.5 million of transaction costs. As discussed above, interest expense for the year ended December 31, 2016 includes the loss on extinguishment of $14.6 million associated with the April 2016 conversion of the Convertible Notes as well as $0.2 million of related transaction costs.

In October and November 2017, the Company paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of its remaining $60.8 million aggregate principal amount of outstanding Convertible Notes. The Company paid, in cash, an amount equal to $900 per $1,000 principal amount of Convertible Notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment of $0.3 million was recognized in interest expense in the consolidated statement of operations and comprehensive income (loss) for year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the Convertible Notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

Loan Agreement

In November 2012, the Company entered into the Loan Agreement with Hercules pursuant to which the Company received loans in the aggregate principal amount of $40.0 million. The Company, as permitted under the Loan Agreement, had previously extended the interest-only payment period with the aggregate principal balance of the loans to be repaid in monthly installments starting on June 1, 2014 and continuing through November 1, 2016. On June 25, 2014, the Company entered into an amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend until October 1, 2014 the period during which the Company makes interest-only payments. On November 6, 2014, the Company entered into a further amendment to the Loan Agreement, whereby the Company and Hercules agreed to extend by four additional months the period during which the Company makes interest-only payments. On February 25, 2015, the Company entered into a fourth amendment to the Loan Agreement pursuant to which the Company and Hercules agreed to extend the maturity date and the period during which the Company makes interest-only payments on its current loans in the aggregate principal amount of $40.0 million. As a result of this amendment, the Company was required to repay the outstanding aggregate principal balance of the loan beginning on June 1, 2016 and continuing through November 1, 2018. As a result of the FDA’s approval of the Company’s new drug application for ONIVYDE, which occurred on October 22, 2015, the Company elected to extend the interest-only period by an additional six months such that the Company would repay the outstanding aggregate principal balance of the loans beginning on December 1, 2016 and continuing through November 1, 2018. This amendment was treated as a debt modification for accounting purposes.

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

During the fourth quarter of 2015, the Company repaid the loans in full in conjunction with the issuance of the 2022 Notes. The total repayment amount included the $40.0 million in outstanding principal, the $1.2 million fee discussed above and interest accrued up through the repayment date. The Company assessed the repayment of the Loan Agreement with Hercules in conjunction with the issuance of the 2022 Notes, of which Hercules holds a portion, in accordance with the debt extinguishment and modification guidance per ASC 470, Debt. Based upon this assessment, the Company concluded that this transaction represented a debt modification, and accordingly, $0.3 million of unamortized debt issuance costs related to the Loan Agreement are being amortized as an adjustment of interest expense over the life of the 2022 Notes using the effective interest method. In addition, $0.9 million of debt issuance costs associated with the 2022 Notes were allocated to the modified Loan Agreement and expensed as a component of “Interest expense” on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2015.

For the year ended December 31, 2015, interest expense related to the Hercules loans was $5.4 million. No interest expense related to the Hercules loans was recognized during the years ended December 31, 2017 and 2016.

Credit Facility

On November 8, 2016, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP (“Pharmakon”) pursuant to which a credit facility of an aggregate principal amount of at least $15.0 million and up to $25.0 million was available. If the Company borrowed under the Credit Agreement, the credit facility would have borne interest at an annual rate of 11.50%.

The Company had not borrowed any amounts under the Credit Agreement as of December 31, 2016 and, on April 27, 2017, the Credit Agreement expired.

Silver Creek Convertible Notes

In December 2012, the Company’s then-majority owned subsidiary, Silver Creek, entered into a Note Purchase Agreement pursuant to which it issued convertible notes to various lenders in aggregate principal amounts of $1.6 million in December 2012, $0.9 million during the year ended December 31, 2013 and $1.0 million during the year ended December 31, 2014. The notes issued pursuant to the Note Purchase Agreement bore interest at 6% per annum. Upon issuance, these convertible notes contained a feature wherein if at any time prior to maturity Silver Creek entered into a qualifying equity financing, defined as a sale or series of related sales of equity securities prior to the maturity date and resulting in at least $4.0 million of gross proceeds, the notes would automatically convert into the next qualifying equity financing at a 25% discount. The Company determined that this convertible feature met the definition of a derivative and required separate accounting treatment. The derivative was estimated to be valued at $0.2 million using a probability-weighted model and was recorded as derivative liability on the consolidated balance sheets. For the year ended December 31, 2014, the derivative was remeasured upon conversion of the notes with the gain in remeasurement recognized in other income. The specific notes that were outstanding as of December 31, 2014 matured and converted, along with an immaterial amount of accrued interest into shares of Silver Creek Series A preferred stock on December 31, 2014.

In May 2016, Silver Creek issued an aggregate of $1.0 million of convertible notes (the “Silver Creek Notes”). In August 2016, Silver Creek issued $0.2 million of additional Silver Creek Notes under the same terms as the May 2016 issuance. The Silver Creek Notes were automatically convertible into shares of Silver Creek equity under a variety of conversion scenarios. The Silver Creek Notes bore interest at 6% per annum and were set to mature and convert, along with accrued interest, into Silver Creek Series B preferred stock at a conversion price of $1.35 per share on December 31, 2016. If, prior to maturity, Silver Creek entered into a sale or series of related sales of equity securities resulting in at least $4.0 million of gross proceeds, the Silver Creek Notes would convert into the equity securities sold at the lesser of the price paid per share for the equity securities or $1.60 per share. Principal and accrued interest related to the Silver Creek Notes were not permitted to be paid in cash by Silver Creek without the consent of a majority of the noteholders.

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

New purchasers of the Silver Creek Series C preferred stock also received warrants to purchase an aggregate of 1.9 million shares of Silver Creek Series C preferred stock at a future date. The exercise price of the warrants varies based upon the achievement of certain milestone events defined in the related warrant agreements. Milestone Event 1 is defined as the date that is seven business days following the acceptance by the FDA of Silver Creek’s filing of an investigational new drug application (“IND”), or 30 business days after the IND is filed without FDA rejection of the application. Milestone Event 2 is defined as the date that is seven business days following the date when Silver Creek completes a Phase 1 clinical trial, provided that if Silver Creek receives proceeds of less than $4.0 million pursuant to the sale of Series C preferred stock, Milestone Event 2 means the date that is seven business days following the first dose in humans in a clinical trial.

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

The Company has no future payments under any borrowings.

12. Restructuring Activities

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

Under this corporate restructuring, the Company recognized total restructuring expenses of $5.7 million for the year ended December 31, 2016, which was related to stock-based compensation expense for certain terminated employees, contractual termination benefits for employees with pre-existing severance arrangements and one-time employee termination benefits. These one-time employee termination benefits were comprised of severance, benefits and related costs, all of which resulted in cash expenditures during the third and fourth quarters of 2016.

On January 8, 2017, the Company announced a reduction in headcount by approximately 30% in connection with the Asset Sale and the completion of its strategic pipeline review. Upon the closing of the Asset Sale and the completion of its strategic pipeline review, the Company had approximately 80 employees.

Under this corporate restructuring, the Company recognized total restructuring expenses of $9.5 million for the year ended December 31, 2017, which was related to contractual termination benefits for employees with pre-existing severance arrangements. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The majority of these payments were made during the second quarter of 2017. The remaining payments represent severance payments that will be paid over one year. The expense of $9.5 million was included as a component of income from discontinued operations, net of tax in the consolidated statements of operations and comprehensive income (loss), as the costs are directly associated with the Asset Sale.

The following table summarizes the charges related to the restructuring activities as of December 31, 2017 and 2016:

(in thousands)	Accrued Restructuring Expenses at December 31, 2016	Expenses	Less: Payments	Accrued Restructuring Expenses at December 31, 2017
Severance, benefits and related costs due to workforce reduction	$774	$9,521	$(9,667)	$628
Totals	$774	$9,521	$(9,667)	$628

(in thousands)	Expenses	Less: Payments	Less: Non-Cash Expenses	Accrued Restructuring Expenses at December 31, 2016
Severance, benefits and related costs due to workforce reduction	$5,710	$(3,565)	$(1,371)	$774
Totals	$5,710	$(3,565)	$(1,371)	$774

13. Common Stock

In July 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock having an aggregate sales price of up to $40.0 million through an “at the market offering” program under which Cowen acted as the sales agent. The Company concluded sales under this program in September 2015, having sold approximately 0.4 million shares of common stock and generating approximately $38.6 million in net proceeds, after deducting commissions and offering expenses.

As of December 31, 2017 and 2016, the Company had 20.0 million shares of $0.01 par value common stock authorized. There were approximately 13.3 million and 13.0 million shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively.

14. Stock-Based Compensation

In 2008, the Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) for employees, officers, directors, consultants and advisors. The 2011 Stock Incentive Plan (the “2011 Plan”) became effective upon closing of the Company’s initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Additional shares also become available for grant by reason of the forfeiture, cancellation, expiration or termination of existing awards. The Company registered 0.4 million, 0.4 million and 0.4 million of additional shares of common stock related to the 2011 Plan in February 2016, February 2015 and March 2014, respectively. As of December 31, 2017, there were 0.4 million shares remaining available for grant under the 2011 Plan.

The Board of Directors authorized and declared a special cash dividend of $140.0 million on the Company's common stock, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017. The Board of Directors determined, in accordance with the adjustment provision of each of the Company’s 1999 Stock Option Plan, as amended, the 2008 Plan and the 2011 Plan (collectively, the “Equity Plans”), that the special cash dividend was unusual and non-recurring and that appropriate adjustment to the stock options to purchase shares of the Corporation’s common stock outstanding under the Equity Plans was required. The Company treated this adjustment as a modification to the original stock option grant because the terms of the agreements were modified in order to preserve the value of the option awards after a large non-recurring cash dividend. The calculation of the incremental compensation expense is based on the excess of the fair value of the award measured immediately before and after the modification. As a result, the Company recognized an incremental compensation expense of $6.9 million associated with the modification that occurred for the year ended December 31, 2017.

On August 11, 2017, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to effect the Reverse Split. On September 5, 2017, the Company filed an amendment to its certificate of incorporation to effect the Reverse Split, and on September 6, 2017, the Reverse Split was effective for trading purposes. As a result of the Reverse Split, every ten shares of common stock issued and outstanding was converted into one share of common stock, reducing the number of issued and outstanding shares of common stock from approximately 132.8 million shares to approximately 13.28 million shares. No fractional shares were issued in connection with the Reverse Split. The amendment to the certificate of incorporation also proportionately reduced the number of authorized shares of common stock from 200 million to 20 million. The Reverse Split did not change the par value of the common stock. The Reverse Split did not change the number of authorized shares or par value of the Company’s preferred stock, of which there are no shares issued or outstanding. All outstanding stock options and Convertible Notes entitling their holders to purchase shares of common stock or acquire shares of common stock upon conversion, as the case may be, were adjusted as a result of the Reverse Split, as required by the terms of these securities.

During the years ended December 31, 2017, 2016 and 2015, the Company issued options to purchase 2.1 million, 0.4 million and 0.4 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Options granted to directors generally vest immediately.

The fair value of stock options granted to employees during the years ended December 31, 2017, 2016 and 2015 was estimated at the date of grant using the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.7 – 2.2%	1.1 – 2.0%	1.5 – 1.8%
Expected dividend yield	0%	0%	0%
Expected term	5.0 – 6.1 years	5.0 – 5.8 years	5.0 – 5.9 years
Expected volatility	64 – 68%	67 – 69%	66 – 67%

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

The Company recognized stock-based compensation expense during the years ended December 31, 2017, 2016 and 2015 as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Employee awards:
Research and development expense	$6,902	$6,083	$7,711
General and administrative expense	5,886	4,685	5,392
Restructuring expense	—	1,371	—
Stock-based compensation expense for employee awards	12,788	12,139	13,103
Stock-based compensation expense for non-employee awards	—	1	58
Total stock-based compensation expense	$12,788	$12,140	$13,161

The following table summarizes stock option activity during the year ended December 31, 2017:

(in thousands, except per share amounts)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,902	$57.70	5.97	$7,564
Granted	2,111	$23.69
Exercised	(323)	$20.70
Forfeited	(2,074)	$56.60
Outstanding at December 31, 2017	1,616	$22.07	6.65	$60,031
Vested and expected to vest at December 31, 2017	1,615	$22.07	6.64	$60,031
Exercisable at December 31, 2017	996	$26.43	4.96	$59,689

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $4.07, $58.00 and $34.10, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $2.4 million, $5.6 million and $30.9 million, respectively.

As of December 31, 2017, there was $5.0 million of total unrecognized stock-based compensation expense related to unvested employee stock options. The Company expects to recognize this expense over a weighted-average period of approximately 2.58 years.

15. Income Taxes

2017 U.S. Tax Reform

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

Income Taxes

The Company completed the Asset Sale and recorded the income tax implications of the sale in the second quarter of 2017. The Asset Sale generated taxable income for the Company, which has resulted in income tax expense. The Company released a portion of its valuation allowance in the year ended December 31, 2017, as it is now able to utilize its net operating loss carryforwards to offset the taxable income generated from the Asset Sale. The Company’s current income tax expense for the year ended December 31, 2017 is $4.2 million, which is comprised of federal AMT of $0.3 million and state income tax of $3.9 million.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate to continuing operations an income tax benefit for the loss in continuing operations with an offsetting income tax expense to discontinued operations.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized an income tax benefit of $42.4 million, $13.2 million and $11.2 million, respectively, in continuing operations and income tax expense in discontinued operations of $46.6 million, $13.2 million and $11.2 million, respectively.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
Federal income tax at statutory federal rate	35.0%	35.0%	35.0%
State taxes	1.7	0.6	1.2
Permanent differences	(3.0)	(6.3)	(2.4)
Stock-based compensation	(7.2)	(1.5)	(1.0)
Tax Cuts and Jobs Act impact	(19.9)	—	—
Tax credits	11.6	12.6	9.0
Change in deferred state tax rate	7.7	(0.3)	(1.9)
Other	0.3	3.7	(0.5)
Change in valuation allowance	9.9	(36.0)	(32.5)
Total	36.1%	7.8%	6.9%

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2017 and 2016 are as follows:

	December 31,
(in thousands)	2017	2016
Deferred tax assets
Net operating losses	$43,133	$194,027
Capitalized research and development expenses	847	15,854
Credit carryforwards	164,709	144,823
Depreciation	2,605	2,557
Deferred compensation	5,855	12,463
Accrued expenses	905	3,601
Deferred revenue	—	21,935
Other temporary differences	2,145	25,276
Installment sale tax basis	15,868	—
Total gross deferred tax assets	236,067	420,536
Valuation allowance	(236,067)	(414,558)
Net deferred tax assets	—	5,978
Deferred tax liabilities
Intangible assets	—	(1,428)
Debt discount	—	(4,550)
Net deferred taxes	$—	$—

At December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of $138.1 million and $223.4 million, respectively. In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” effective for annual periods beginning after December 15, 2016. The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. In accordance with the updated guidance, the Company has increased the federal and state net operating loss carryforwards by approximately $39.2 million and $25.2 million, respectively, for the deductions related to the exercise of stock options. The Company's existing federal and state net operating loss carryforwards begin to expire 2028 through 2036. The Company also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $18.7 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2026, respectively. As of December 31, 2017, the Company also had available investment tax credits for state income tax purposes of $0.4 million, which began to expire in 2018 and will continue to expire through 2020 if they are not utilized. The Company has orphan drug credits of $120.8 million, which begin to expire in 2031.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company completed an evaluation of ownership changes through December 31, 2017 to assess whether utilization of the Company’s net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company believes it can utilize all of its existing tax attributes as a result of the analysis. To the extent an ownership change occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

The Company has not, as of yet, conducted a study of its domestic research and development credit carryforwards and orphan drug credits. This study may result in an increase or decrease to the Company's credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the statement of operations and comprehensive loss, balance sheet or cash flows if an adjustment were required.

In the second quarter of 2017, when the Asset Sale was consummated, the Company determined that it would utilize a portion of its deferred tax assets to offset the income generated from the Asset Sale and released a portion of its valuation allowance. As of December 31, 2017, the Company has evaluated the positive and negative evidence bearing upon the realizability of its remaining deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets. The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2017, 2016 and 2015 was as follows:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
December 31, 2015	$257,489	$69,088	$—	$326,577
December 31, 2016	326,577	87,981	—	414,558
December 31, 2017	414,558	66,801	(245,292)	236,067

The change in the valuation allowance in in the year ended December 31, 2017 primarily relates to the release of the valuation allowance as a result of the net operating loss utilization of $217.8 million to offset the gain on the sale of the Commercial Business. The change in valuation allowance also includes a net decrease of $27.5 million related to the impact of the TCJA. Additions to the table above relate to losses generated in the current period.

16. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. During August 2012, the Company entered into an Indenture of Lease (the “Amended Lease”), which amended and restated its facility lease. The Amended Lease will terminate on June 30, 2019. In accordance with all related amendments, the Company leases in total approximately 112,300 square feet at its corporate headquarters located at One Kendall Square in Cambridge, Massachusetts.

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

In May 2016, the Company entered into a sublease agreement (the “Sublease”) whereby a subtenant agreed to lease 8,143 square feet of office and lab space from the Company. The Sublease terminates on June 30, 2019. Rental income received from the subtenant has been classified by the Company as reduction of rent expense. Total future minimum rental payments to be received by the Company from the subtenant as of December 31, 2017 are $0.4 million.

In connection with the completion of the Asset Sale, on April 3, 2017, the Company entered into a sublease with Ipsen, pursuant to which Ipsen is subleasing approximately 70,237 square feet of space in the Company’s Cambridge, Massachusetts facility through the end of the term of the lease on June 30, 2019.

Total rent expense was $3.6 million, $5.0 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease commitments on non-cancelable operating leases and scheduled sublease payments as of December 31, 2017 are as follows:

Years ended December 31,	Gross Payments	Scheduled Sublease Payments	Net Payments
2018	$7,438	$4,016	$3,422
2019	3,753	2,195	1,558
Total future minimum lease payments	$11,191	$6,211	$4,980

17. Related Party Transactions

Related parties of the Company held approximately 4%, 7% and 7% of the outstanding shares of Silver Creek Series A and Series B preferred stock as of December 31, 2017, 2016 and 2015, respectively. No shares of Silver Creek Series C preferred stock issued during 2017 or 2016 were held by related parties of the Company as of December 31, 2017, 2016 or 2015.

18. Retirement Plan

On May 31, 2002, the Company established a 401(k) defined contribution savings plan (the “401(k) Plan”) for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The 401(k) Plan permits the Company to contribute at its discretion. For the years ended December 31, 2017, 2016 and 2015, the Company made contributions of $0.8 million, $1.3 million and $1.1 million, respectively, to the 401(k) Plan.

19. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2017
Research and development expenses	21,605	19,751	13,598	12,360
General and administrative expenses	5,634	14,798	3,366	4,654
Restructuring expenses	—	—	—	—
Net loss from continuing operations	(29,206)	(29,646)	(5,323)	(11,829)
(Loss) income from discontinued operations, net of tax	(947)	540,485	8,456	(1,122)
Net (loss) income	(30,153)	510,839	3,133	(12,951)
Net (loss) income attributable to Merrimack Pharmaceuticals, Inc.	(29,686)	511,563	3,102	(12,951)
Basic and dilutive net (loss) income per common share
Net loss from continuing operations	(2.20)	(2.18)	(0.40)	(0.89)
Net (loss) income from discontinued operations, net of tax	(0.07)	40.80	0.64	(0.08)
Net (loss) income per share	(2.27)	38.62	0.24	(0.97)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2016
Research and development expenses	28,002	27,695	28,247	25,621
General and administrative expenses	6,452	8,138	6,448	11,014
Restructuring expenses	—	—	809	4,901
Net loss from continuing operations	(37,715)	(51,633)	(26,845)	(40,091)
(Loss) income from discontinued operations, net of tax	(943)	675	(3,430)	6,464
Net loss	(38,658)	(50,958)	(30,275)	(33,627)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	(38,473)	(50,750)	(30,068)	(32,449)
Basic and dilutive net (loss) income per common share
Net loss from continuing operations	(3.23)	(4.07)	(2.06)	(2.93)
Net (loss) income from discontinued operations, net of tax	(0.08)	0.05	(0.27)	0.43
Net loss per share	(3.31)	(4.02)	(2.33)	(2.50)