Form 10-Q
period 2018-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2018-05-08
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, there were 13,342,784 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$34,268	$93,441
Marketable securities	41,998	—
Prepaid expenses and other current assets	844	1,605
Total current assets	77,110	95,046
Restricted cash	674	674
Property and equipment, net	5,358	6,467
Equity method investment	9,805	10,551
Other assets	4,548	4,588
Total assets	$97,495	$117,326
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$15,323	$17,606
Deferred rent	2,211	2,171
Total current liabilities	17,534	19,777
Deferred rent, net of current portion	651	1,209
Other long-term liabilities	56	56
Total liabilities	18,241	21,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued or outstanding at March 31, 2018 or December 31, 2017	—	—
Common stock, $0.01 par value: 20,000 shares authorized at March 31, 2018 and December 31, 2017; 13,343 shares issued and outstanding at March 31, 2018 and December 31, 2017	1,334	1,334
Additional paid-in capital	578,485	577,721
Accumulated deficit	(500,553)	(482,771)
Accumulated other comprehensive loss	(12)	—
Total stockholders’ equity	79,254	96,284
Total liabilities and stockholders’ equity	$97,495	$117,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Operating expenses:
Research and development expenses	$13,106	$21,605
General and administrative expenses	4,270	5,634
Total operating expenses	17,376	27,239
Loss from continuing operations	(17,376)	(27,239)
Other income and expenses:
Interest income	275	14
Interest expense	—	(1,979)
Other income (expense), net	(681)	(2)
Total other income and expenses	(406)	(1,967)
Net loss from continuing operations	(17,782)	(29,206)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(947)

Net loss	(17,782)	(30,153)
Net loss attributable to non-controlling interest	—	(467)
Net loss attributable to Merrimack Pharmaceuticals, Inc.	$(17,782)	$(29,686)

Other comprehensive loss:
Unrealized loss on marketable securities	(12)	—
Other comprehensive loss	(12)	—
Comprehensive loss	$(17,794)	$(29,686)

Amounts attributable to Merrimack Pharmaceuticals, Inc.:
Net loss from continuing operations	$(17,782)	$(28,739)
Loss from discontinued operations, net of tax	—	(947)
Loss attributable to Merrimack Pharmaceuticals, Inc.	$(17,782)	$(29,686)
Basic and dilutive net loss per common share
Net loss from continuing operations	$(1.33)	$(2.20)
Net loss from discontinued operations, net of tax	—	(0.07)
Net loss per share	$(1.33)	$(2.27)
Weighted-average common shares used per share calculations—basic and diluted	13,343	13,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(17,782)	$(30,153)
Less:
Loss from discontinued operations	—	(947)
Loss from continuing operations	(17,782)	(29,206)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	—	1,508
Depreciation and amortization expense	1,239	1,182
Premiums paid on marketable securities	(51)	—
Amortization and accretion on marketable securities	(141)
Stock-based compensation expense	764	796
Loss on equity method investment	746	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	801	(372)
Accounts payable, accrued expenses and other	(2,397)	8,054
Deferred rent	(518)	(86)
Net cash used in continuing operations for operating activities	(17,339)	(18,124)
Net cash provided by discontinuing operations for operating activities	—	7,968
Net cash used in operating activities	(17,339)	(10,156)
Cash flows from investing activities
Purchase of property and equipment	(16)	(290)
Purchases of marketable securities	(41,818)	—
Net cash used in investing activities	(41,834)	(290)
Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	—	4,053
Proceeds from issuance of Series C preferred stock by Silver Creek Pharmaceuticals, Inc., net of issuance costs	—	2,024
Net cash provided by financing activities	—	6,077
Net decrease in cash, cash equivalents and restricted cash	(59,173)	(4,369)
Cash, cash equivalents and restricted cash, beginning of period	94,217	22,300
Cash, cash equivalents and restricted cash, end of period	$35,044	$17,931
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$114	$34
Receivables related to property and equipment sale in other current assets	—	76
Supplemental disclosure of cash flows
Cash paid for interest	—	1,368

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

The Company owns worldwide development and commercial rights to all of its clinical and preclinical programs. The Company’s most advanced assets and a description of the status of each asset are as follows:

•

MM-121 (seribantumab): MM-121 is a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. There are two active development programs for MM-121, each in a Phase 2 clinical trial. The Company is conducting the global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial evaluating MM-121 in combination with docetaxel in patients with heregulin positive non-small cell lung cancer. The Company is also conducting the global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer;

•

MM-141 (istiratumab): MM-141 is a fully human tetravalent bispecific antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1 (“IGF-1”), receptor and ErbB3 (HER3) cell surface receptor. The Company is conducting and has completed enrollment of the global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating MM-141 in combination with nab-paclitaxel and gemcitabine in patients with previously untreated metastatic pancreatic cancer with high serum levels of free IGF-1; and

•

MM-310: MM-310 is an antibody-directed nanotherapeutic that targets the ephrin receptor A2 (“EphA2”) receptor and contains a novel prodrug of the highly potent chemotherapy docetaxel. The EphA2 receptor is highly expressed in most solid tumor types, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. The Company is conducting a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 in patients with solid tumors and to identify the maximum tolerated dose.

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

The Company’s product candidates are in development, and none are approved for any indication by the U.S. Food and Drug Administration (“FDA”) or any other regulatory agency. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies, among others. In addition, the Company is dependent upon the services of its employees and consultants.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2018, the Company had an accumulated deficit of $500.6 million. During the three months ended March 31, 2018, the Company incurred a net loss from continuing operations of $17.8 million and used $17.3 million of cash in continuing operations for operating activities. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents and marketable securities of $76.3 million at March 31, 2018 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date that the condensed consolidated financial statements are issued.

The Company will ultimately need to seek additional funding through equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements, partnerships, joint ventures, combinations or divestitures of one or more of its businesses. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborative arrangements or divest its assets. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements reflect the operations of Merrimack Pharmaceuticals, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Certain reclassifications have been made to the prior year’s condensed consolidated balance sheet and condensed consolidated statement of cash flows to enhance comparability with the current year’s condensed consolidated financial statements presentation. These reclassifications had no effect on previously reported net income within the condensed consolidated statement of operations and comprehensive loss.

Consolidation

The accompanying condensed consolidated financial statements reflect Merrimack Pharmaceuticals, Inc. and its wholly owned subsidiary. For the three months ended March 31, 2017, the condensed consolidated financial statements also include the accounts of Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). For the three months ended March 31, 2017, Silver Creek represented a variable interest entity that the Company consolidated as the primary beneficiary. In the third quarter of 2017, the Company deconsolidated Silver Creek from its financial statements since the Company was no longer the primary beneficiary of Silver Creek. The Company’s ownership percentage decreased to less than 50% and the Company no longer controlled Silver Creek’s board of directors or directed the activities that had the most significant impact on Silver Creek’s economic performance. The Company accounts for its investment in Silver Creek under the equity method of accounting.

On April 3, 2017, the Company completed the sale of its right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to developing, manufacturing and commercializing ONIVYDE and MM-436 (the “Commercial Business”). As of March 31, 2017, the Commercial Business met all the conditions to be classified as a discontinued operation since the disposal of the Commercial Business represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the operating results of the Commercial Business are reported as a loss from discontinued operations, net of tax in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017. During the three months ended March 31, 2018, there were no discontinued operations.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017, and its statements of cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in the notes related to the three months ended March 31, 2018 and 2017 are unaudited. The results for the three months ended March 31, 2018 and 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018.

Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	March 31, 2018	March 31, 2017
Cash and cash equivalents	$34,268	$17,155
Restricted cash in prepaid expenses and other current assets	102	—
Restricted cash (short term)	—	102
Restricted cash (long term)	674	674
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$35,044	$17,931

Restricted cash included in prepaid expenses and other current assets and restricted cash long term on the statement of financial position represent amounts pledged as collateral for operating lease obligations as contractually required. This restriction will lapse when the arrangements expire.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions and judgments reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company has classified its investments with maturities beyond one year as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable debt securities as available-for-sale. Accordingly, these marketable debt securities are recorded at fair value and unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.

3. Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is determined based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. As a basis for considering such assumptions, GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used to develop the assumptions and for measuring fair value as follows: Level 1 observable inputs such as quoted prices in active markets for identical assets; Level 2 inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The following tables show assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,785	$—	$—
Corporate debt securities	—	2,009	—
Commercial paper	—	13,781	—
Totals	$6,785	$15,790	$—

Marketable securities:
Corporate debt securities	$—	$6,217	$—
Commercial paper	—	21,841	—
Government securities	—	13,940	—
Totals	$—	$41,998	$—

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$89,310	$—	$—
Totals	$89,310	$—	$—

During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities.

4. Marketable Securities and Cash Equivalents

The following table summarizes the Company’s marketable securities and cash equivalents as of March 31, 2018. The Company did not hold any marketable securities as of December 31, 2017.

	March 31, 2018
(in thousands)	Amortized Cost	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$6,785	$—	$6,785
Corporate debt securities	2,010	(1)	2,009
Commercial paper	13,781	—	13,781
Total cash equivalents	$22,576	$(1)	$22,575

Marketable securities:
Corporate debt securities	$6,227	$(10)	$6,217
Commercial paper	21,841	—	21,841
Government securities	13,941	(1)	13,940
Total marketable securities	$42,009	$(11)	$41,998
Total cash equivalents and marketable securities	$64,585	$(12)	$64,573

5. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Accounts payable	$2,560	$2,887
Accrued goods and services	4,027	5,682
Accrued clinical trial costs	4,925	3,901
Accrued drug purchase costs	918	222
Accrued payroll and related benefits	1,240	2,884
Accrued restructuring expenses	251	628
Deferred tax incentives	1,402	1,402
Total accounts payable, accrued expenses and other	$15,323	$17,606

6. Stock-Based Compensation

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

At March 31, 2018, there were 0.5 million shares remaining available for grant under the 2011 Plan.

During the three months ended March 31, 2018 and 2017, the Company issued options to purchase 0.6 million and 0.0 million shares of common stock, respectively. These options generally vest over a three-year period for employees. Options granted to directors generally vest immediately.

The fair value of stock options granted to employees during the three months ended March 31, 2018 and 2017 was estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.3 – 2.7%	2.1%
Expected dividend yield	0%	0%
Expected term	5.8 years	5.8 years
Expected volatility	62 – 63%	67 – 68%

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

The Company recognized stock-based compensation expense during the three months ended March 31, 2018 and 2017 as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Employee awards:
Research and development expense	$334	$468
General and administrative expense	430	328
Total stock-based compensation expense	$764	$796

The following table summarizes stock option activity during the three months ended March 31, 2018:

			Weighted-Average Remaining	Aggregate
(in thousands, except per share amounts)	Options	Weighted-Average Exercise Price	Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2017	1,616	$22.07	6.65	$60,031
Granted	566	$10.74
Exercised	—	$—
Forfeited	(145)	$21.04
Outstanding at March 31, 2018	2,037	$19.00	7.22	$—
Vested and expected to vest at March 31, 2018	2,036	$19.00	7.22	$—
Exercisable at March 31, 2018	1,032	$25.17	4.97	$—

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2018 and 2017 was $6.26 and $24.30, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 was $1.4 million. There were no options exercised during the three months ended March 31, 2018.

As of March 31, 2018, there was $7.2 million of total unrecognized stock-based compensation expense related to unvested employee stock awards. The Company expects to recognize this expense over a weighted-average period of approximately 2.58 years.

7. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options based on the treasury stock method. In a period when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods where a loss is reported, there is no difference in basic and dilutive loss per share.

The Company follows the two-class method when computing net loss per share when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three months ended March 31, 2018 and 2017, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of March 31, 2018 and 2017.

The stock options and conversion premium on the 4.50% convertible notes due 2020 (the “Convertible Notes”) are excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2017 causes such securities to be anti-dilutive. Outstanding securities excluded from the calculation of diluted loss per share for the three months ended March 31, 2018 and 2017 are shown in the chart below:

	Three Months Ended March 31,
(in thousands)	2018	2017
Outstanding options to purchase common stock	2,037	1,652
Conversion of the Convertible Notes	—	1,216

8. Discontinued Operations

On April 3, 2017, the Company completed the sale of the Commercial Business. As of March 31, 2017, the Commercial Business met all the conditions to be classified as a discontinued operation since the disposal of the Commercial Business represented a strategic shift that had a major effect on the Company’s operations and financial results.

The condensed consolidated financial statements for the three months ended March 31, 2017 reflect the operations of the Commercial Business as a discontinued operation. Discontinued operations for the three months ended March 31, 2017 includes the following:

(in thousands)	Three Months Ended March 31,
2017
Revenues:
Product revenues, net	$16,135
License and collaboration revenues	7,797
Other revenues	1,973
Total revenues	25,905
Costs and expenses:
Cost of revenues	3,890
Research and development expenses	3,730
Selling, general and administrative expenses	8,733
Restructuring expenses	5,265
Total costs and expenses	21,618
Other income and expenses:
Interest expense	(5,234)
Loss from discontinued operations	$(947)

On January 8, 2017, the Company announced a reduction in headcount by approximately 30% in connection with the sale of the Commercial Business and the completion of its strategic pipeline review.

Under this corporate restructuring, for the three months ended March 31, 2017, the Company recognized total restructuring expenses of $5.3 million related to contractual termination benefits for employees with pre-existing severance arrangements. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which resulted in cash expenditures. The expense of $5.3 million was included in discontinued operations, as the costs are directly associated with the sale of the Commercial Business. For the three months ended March 31, 2018, there were no discontinued operations.

9. Investment in Silver Creek

On August 20, 2010, the Company acquired a controlling financial interest in Silver Creek. At such time, the Company had the ability to direct the activities of Silver Creek that most significantly impacted Silver Creek’s economic performance through its ownership percentage and through the board of director seats controlled by the Company. As such, Silver Creek was consolidated by the Company.

Since the Company acquired its financial interest, Silver Creek has raised funding through the issuance of preferred stock. The Company has not participated in any Silver Creek financings nor has it provided any funding.

During the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, reducing the Company’s ownership percentage in Silver Creek below 50% and resulting in the Company no longer controlling the Silver Creek board of directors. Accordingly, the Company determined that it was no longer the primary beneficiary of Silver Creek and deconsolidated Silver Creek from its financial statements on July 13, 2017. Starting on July 14, 2017, the Company accounted for its investment in Silver Creek under the equity method of accounting since the Company has the ability to exercise significant influence over Silver Creek. Under the equity method of accounting, the Company has recorded its proportionate share of the investee’s earnings (losses) in its results of operations with a corresponding increase (decrease) in the carrying value of the investment. Silver Creek continues to be a related party to the Company after deconsolidation.

10. Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following new Accounting Standards Updates (“ASU”), which the Company adopted on January 1, 2018:

•	ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and related amendments;
•	ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”;
•	ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”;
•	ASU 2016-18, “Statement of Cash Flows - Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”; and
•	ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”

The adoption of these standards did not have a material impact on the Company’s financial position, results of operations or statement of cash flows; however, the adoption of ASU 2016-18 resulted in the reclassification of certain prior year amounts in the Company’s condensed consolidated statements of cash flows to conform to the current year presentation.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes all existing lease accounting guidance within ASC 840, Leases. The new standard requires that lease assets and lease liabilities be recognized by lessees for those leases previously classified as operating leases under ASC 840, with limited exceptions. This update also creates a new definition of a lease and provides guidance as to whether a contract is or contains a lease. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”. ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive loss. The guidance will be effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on the condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed above, the Company does not believe that the adoption of recently issued standards has or may have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We own worldwide development and commercial rights to all of our clinical and preclinical programs. Our most advanced assets and a description of the status of each asset are as follows:

•

MM-121 (seribantumab): MM-121 is a fully human monoclonal antibody that binds to the ErbB3 (HER3) receptor and targets heregulin positive cancers. There are two active development programs for MM-121, each in a Phase 2 clinical trial. We are conducting the global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial evaluating MM-121 in combination with docetaxel in patients with heregulin positive non-small cell lung cancer, or NSCLC. We are also conducting the global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer;

•

MM-141 (istiratumab): MM-141 is a fully human tetravalent bispecific antibody designed to block tumor survival signals by targeting receptor complexes containing the insulin-like growth factor 1, or IGF-1, receptor and ErbB3 (HER3) cell surface receptor. We are conducting and have completed enrollment of the global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating MM-141 in combination with nab-paclitaxel and gemcitabine in patients with previously untreated metastatic pancreatic cancer with high serum levels of free IGF-1; and

•

MM-310: MM-310 is an antibody-directed nanotherapeutic that targets the ephrin receptor A2, or EphA2, receptor and contains a novel prodrug of the highly potent chemotherapy docetaxel. The EphA2 receptor is highly expressed in most solid tumor types, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. We are conducting a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 in patients with solid tumors and to identify the maximum tolerated dose.

On April 3, 2017, we completed the sale, or the asset sale, to Ipsen S.A., or Ipsen, of our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, our first commercial product, and MM-436, or the commercial business, for $580.7 million. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the asset sale agreement, between us and Ipsen, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement, which we refer to as the Baxalta agreement, with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, collectively Baxalta. The Baxalta agreement was assigned to Ipsen in connection with the completion of the asset sale. As of March 31, 2017, the commercial business met all the conditions to be classified as a discontinued operation since the disposal of the commercial business represented a strategic shift that had a major effect on our operations and financial results. Therefore, the operating results of the commercial business are reported as a loss from discontinued operations, net of tax in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017. During the three months ended March 31, 2018, there were no discontinued operations.

We have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We currently have no products approved for sale. We have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale.

As of March 31, 2018, we had unrestricted cash and cash equivalents and marketable securities of $76.3 million. We believe that at our currently forecasted spending rates, our existing financial resources, together with the net milestone payments we expect to receive under the Baxalta agreement, assuming certain milestones under such agreement are met, will be sufficient to fund our planned operations into the second half of 2019.

We have never been profitable and, as of March 31, 2018, we had an accumulated deficit of $500.6 million. Our net loss from continuing operations was $17.8 million and $29.2 million for the three months ended March 31, 2018 and 2017, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years as we continue the research and development of our product candidates, including multiple clinical trials for certain product candidates. Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our product candidates as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenues

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

Research and development expenses

Research and development expenses consist of the costs associated with our preclinical research activities, conduct of clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

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

We use our employee and infrastructure resources across multiple research and development programs. We track expenses related to our most advanced product candidates on a per project basis. Accordingly, we allocate internal employee-related and infrastructure costs, as well as third-party costs, to each of these programs. We do not allocate to specific development programs either stock-based compensation expense or expenses related to preclinical programs. Costs that are not directly attributable to specific clinical programs, such as wages related to shared laboratory services, travel and employee training and development, are not allocated and are considered general research and discovery expenses.

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
MM-121	$6,308	$3,595
MM-141	1,363	2,787
MM-310	1,292	1,300
Preclinical, general research and discovery	3,681	8,986
Legacy programs	128	4,469
Stock-based compensation	334	468
Total research and development expenses	$13,106	$21,605

The successful development of our product candidates is highly uncertain. At this time, other than as discussed below, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our product candidates or the period, if any, in which material net cash flows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

In February 2018, we dosed the first patient in our global, double-blinded, placebo-controlled, biomarker-selected Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant, versus fulvestrant alone, in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer.

MM-141 (istiratumab)

In May 2015, we initiated the global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone, in patients with previously untreated metastatic pancreatic cancer with high serum levels of free IGF-1. We expect to report top-line results from the CARRIE clinical trial in the first half of 2018.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary activity in patients with solid tumors and to identify the maximum tolerated dose. We expect to report safety data and the maximum tolerated dose from this trial in the second half of 2018.

Legacy Programs

In January 2017, we announced the completion of our strategic pipeline review resulting in the identification of what we believe to be our three most promising clinical programs, MM-121, MM-141 and MM-310. As a result, certain other product candidates in our pipeline were put on hold or discontinued, and we do not plan to invest in their additional development at this time.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs for employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses and professional fees for legal, accounting and information technology services. We expect to maintain general and administrative expenses at similar levels in future periods as we continue to support the further research and development and commercialization of our product candidates.

Interest income

Interest income for the three months ended March 31, 2018 consisted primarily of interest income associated with our marketable securities. Interest income for the three months ended March 31, 2017 consisted primarily of interest income associated with our interest bearing cash and cash equivalent accounts.

Interest expense

Interest expense for the three months ended March 31, 2017 consisted primarily of cash and non-cash interest related to our 4.50% convertible notes due 2020, or convertible notes, and our 11.50% senior secured notes due 2022, or 2022 notes, both of which were extinguished in 2017. We had no debt at March 31, 2018.

Other income (expense), net

Other income (expense), net consists primarily of our proportionate share of losses from our equity method investment in Silver Creek Pharmaceuticals, Inc., or Silver Creek.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 12, 2018, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2017. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
(in thousands)	2018	2017
Research and development expenses	$(13,106)	$(21,605)
General and administrative expenses	(4,270)	(5,634)
Loss from continuing operations	(17,376)	(27,239)
Interest income	275	14
Interest expense	—	(1,979)
Other income (expense), net	(681)	(2)
Net loss from continuing operations	$(17,782)	$(29,206)

Research and development expenses

Research and development expenses were $13.1 million for the three months ended March 31, 2018 compared to $21.6 million for the three months ended March 31, 2017, a decrease of $8.5 million, or 39%. This decrease was primarily attributable to:

•	$4.3 million of decreased expenses related to our legacy programs as a result of our prioritization of MM-121, MM-141 and MM-310 and close-out activities associated with the legacy programs; and
•

$5.3 million of decreased expenses related to our preclinical, general research and discovery efforts related to the refocus of our early stage development spend and lower overhead costs to support general research and development expense related to the reduction in headcount.

This decrease was partially offset by $1.3 million of increased expenses related to the progression of the MM-121 and MM-141 programs.

General and administrative expenses

General and administrative expenses were $4.3 million for the three months ended March 31, 2018 compared to $5.6 million for the three months ended March 31, 2017, a decrease of $1.3 million, or 23%. This decrease was primarily attributable to a decrease in corporate expenses related to headcount and stock-based compensation.

Interest income

Interest income was $0.3 million for the three months ended March 31, 2018 compared to $0.0 million for the three months ended March 31, 2017, primarily attributable to the interest income associated with our marketable securities.

Interest expense

Interest expense was $2.0 million for the three months ended March 31, 2017. There was no interest expense during the three months ended March 31, 2018 due to the extinguishment of our debt in 2017.

Other income (expense), net

Other income (expense), net was $0.7 million of expense for the three months ended March 31, 2018 compared to $0.0 million for the three months ended March 31, 2017, primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through March 31, 2018 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. Through March 31, 2018, we have received $580.7 million from the asset sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations and $68.9 million of cash receipts related to ONIVYDE sales. As of March 31, 2018, we had unrestricted cash and cash equivalents and marketable securities of $76.3 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(17,339)	$(10,156)
Net cash used in investing activities	(41,834)	(290)
Net cash provided by financing activities	—	6,077
Net decrease in cash, cash equivalents and restricted cash	$(59,173)	$(4,369)

Operating activities

Cash used in operating activities was $17.3 million during the three months ended March 31, 2018. The cash used in operating activities was primarily a result of our $17.8 million net loss from operations and changes in assets and liabilities of $2.1 million. The net decrease in operating assets and liabilities during the three months ended March 31, 2018 was primarily driven by decreases in accounts payable, accrued expenses and other, prepaid expenses and other current assets and deferred rent. This decrease was offset by non-cash items, including $1.2 million in depreciation and amortization, $0.8 million of stock-based compensation expense, $0.7 million in loss on equity method investment. Cash used in operating activities of $10.2 million during the three months ended March 31, 2017, of which $18.1 million was used by continuing operations and $8.0 million was provided by discontinued operations, was primarily a result of our $29.2 million net loss from continuing operations and a net increase in operating assets and liabilities of $7.6 million. The net increase in operating assets and liabilities during the three months ended March 31, 2017 was primarily driven by cash management strategies. This increase was offset by $3.5 million of non-cash items, including $0.8 million of stock-based compensation expense and $1.5 million in non-cash interest expense.

Investing activities

Cash used in investing activities of $41.8 million during the three months ended March 31, 2018 was primarily due to purchases of marketable securities totaling $41.8 million. Cash used in investing activities of $0.3 million during the three months ended March 31, 2017 was primarily due to purchases of property and equipment.

Financing activities

There was no cash provided by or used in financing activities during the three months ended March 31, 2018. Cash provided by financing activities of $6.1 million during the three months ended March 31, 2017 was primarily due to $4.0 million of proceeds received from the exercise of stock options and $2.0 million of proceeds received from the issuance of Series C preferred stock by Silver Creek.

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

Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our product candidates as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, if we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Our contractual obligations and commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 12, 2018.

There have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

See Note 10, “Recent Accounting Pronouncements,” in the accompanying notes to the condensed consolidated financial statements for a full description of recent accounting pronouncements.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the completion of the asset sale with Ipsen, Ipsen acquired our right, title and interest in the commercial business. The commercial business represented all of our revenues for the fiscal year 2016 and the three months ended March 31, 2017. Following the asset sale, we retained only non-commercial assets, including our clinical and preclinical development programs, or the pipeline business. Our results of operations and financial condition may be materially affected if we fail to grow the pipeline business, if we are unable to raise additional capital when needed to run the pipeline business, if we must incur significant costs in order to raise additional capital to run the pipeline business or if we are unable to successfully develop and commercialize our remaining product candidates.

We have been, and in the future may be, subject to securities litigation, which is expensive and could divert our attention.

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

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $17.8 million for the three months ended March 31, 2018. Our net loss from continuing operations before income tax benefit was $118.4 million for the year ended December 31, 2017, $169.5 million for the year ended December 31, 2016 and $162.8 million for the year ended December 31, 2015. As of March 31, 2018, we had an accumulated deficit of $500.6 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our product candidates as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture.

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

We have had in the past, and may in the future have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of convertible notes. In December 2015, we issued $175.0 million aggregate principal amount of 2022 notes. Although we used a portion of the proceeds from the asset sale to fully extinguish the 2022 notes, and we have extinguished all but $56,000 of the aggregate remaining principal amount of the convertible notes, we could in the future incur additional indebtedness.

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

In August 2010, we acquired 12,000,000 shares of Series A preferred stock of Silver Creek in exchange for our grant to Silver Creek of technology licenses. As these shares represented a controlling financial interest, we consolidated Silver Creek in our consolidated financial statements. In the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced our ownership percentage of Silver Creek below 50% and resulted in us deconsolidating Silver Creek from our consolidated financial statements. As a result of the deconsolidation, we now account for our investment in Silver Creek under the equity method of accounting. The carrying value of our shares of Series A preferred stock of Silver Creek was $9.8 million at March 31, 2018. There can be no guarantee that the value of our investment in Silver Creek will not realize a substantial future loss or complete loss of value, which would in turn adversely affect our balance sheet.

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

In connection with the asset sale, we entered into a transition services agreement with Ipsen, pursuant to which we and Ipsen are providing certain services to each other for a period of 24 months, including Ipsen’s agreement to manufacture MM-310 pursuant to a manufacturing services agreement. We are also party to a manufacturing agreement with Samsung Biologics Co., Ltd. for the manufacture of MM-121 and performance of associated quality related services. Although we are discussing arrangements with other third parties for our other product candidates, we do not currently have agreements for such arrangements in place and may be unable to conclude such agreements or to do so on acceptable terms.

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

In addition, our patents may also be challenged in a federal court in connection with a third party’s abbreviated new drug application, or ANDA, a Section 505(b)(2) new drug application, or NDA, or a Biologic License Application under Section 351(k), or BLA, seeking FDA approval to market a generic version or a biosimilar version of our products, resulting in a patent challenge to one or more patents listed in the Orange Book for our product or that protect our biologic product. This patent challenge can result in one or more of those patents for our products being deemed uninfringed, invalid, unenforceable and/or narrowed in scope, which could compromise the scope or duration of our exclusive rights in the relevant product. An ANDA, Section 505(b)(2) NDA or BLA can be filed after FDA approval of a product and the expiration of any relevant regulatory exclusivity. Other challenges to a patent may be mounted without regard to the date of an FDA approval.

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

We obtained orphan drug designation in the United States for MM-121 for the treatment of heregulin positive NSCLC and for MM-141 for the treatment of pancreatic cancer. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

In March 2010, the Health Care Reform Laws were enacted, which include measures that have significantly changed healthcare financing by both governmental and private insurers. Since enactment of the Health Care Reform Laws, there have been numerous legal challenges and legislative actions to repeal and replace provisions of the law, and we expect these to continue. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, the U.S. Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the U.S. Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share and the medical device excise tax on non-exempt medical devices.

The U.S. Congress may consider other legislation to replace elements of the Health Care Reform Laws during the next Congressional session. These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

The collection and use of personal health data in the European Union will be governed by the provisions of the General Data Protection Regulation, or GDPR, which comes into effect in May 2018. This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties.

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks could also include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

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

We have not historically declared or paid regular cash dividends on our common stock. Although our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, we do not currently intend to pay any regular cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

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

Item 6.Exhibits.

Exhibit Number	Description of Exhibit

10.1

Seventh Amendment of Lease, dated as of February 6, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2018)

10.2*	Eighth Amendment of Lease, dated as of February 15, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC

10.3

Scientific Advisory Board Consulting and Confidentiality Agreement, dated as of February 6, 2018, by and between the Registrant and George D. Demetri (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2018)

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

MERRIMACK PHARMACEUTICALS, INC.

Date: May 8, 2018	By:	/s/ Jean M. Franchi
Jean M. Franchi
Chief Financial Officer
(Principal Financial Officer)