Form 10-Q
period 2018-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2018-08-07
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, there were 13,342,784 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$22,460	$93,441
Marketable securities	37,544	—
Prepaid expenses and other current assets	1,727	1,605
Total current assets	61,731	95,046
Restricted cash	584	674
Property and equipment, net	4,143	6,467
Equity method investment	9,134	10,551
Other assets	4,634	4,588
Total assets	$80,226	$117,326
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$15,569	$17,606
Deferred rent	2,325	2,171
Total current liabilities	17,894	19,777
Deferred rent, net of current portion	—	1,209
Other long-term liabilities	56	56
Total liabilities	17,950	21,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued or outstanding at June 30, 2018 or December 31, 2017	—	—
Common stock, $0.01 par value: 30,000 shares authorized at June 30, 2018 and 20,000 shares authorized at December 31, 2017; 13,343 shares issued and outstanding at June 30, 2018 and December 31, 2017	1,334	1,334
Additional paid-in capital	579,265	577,721
Accumulated deficit	(518,322)	(482,771)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ equity	62,276	96,284
Total liabilities and stockholders’ equity	$80,226	$117,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Operating expenses:
Research and development expenses	$13,678	$19,751	$26,784	$41,356
General and administrative expenses	3,513	14,798	7,783	20,432
Total operating expenses	17,191	34,549	34,567	61,788
Loss from continuing operations	(17,191)	(34,549)	(34,567)	(61,788)
Other income and expenses:
Interest income	282	382	557	396
Interest expense	—	(26,762)	—	(28,741)
Gain on sale of asset	—	1,703	—	1,703
Other income (expense), net	(860)	(659)	(1,541)	(661)
Total other income and expenses	(578)	(25,336)	(984)	(27,303)
Net loss from continuing operations before income tax benefit	(17,769)	(59,885)	(35,551)	(89,091)
Income tax benefit	—	30,239	—	30,239
Net loss from continuing operations	(17,769)	(29,646)	(35,551)	(58,852)
Discontinued operations:
Income from discontinued operations, net of tax	—	540,485	—	539,538

Net (loss) income	(17,769)	510,839	(35,551)	480,686
Net loss attributable to non-controlling interest	—	(724)	—	(1,191)
Net (loss) income attributable to Merrimack Pharmaceuticals, Inc.	$(17,769)	$511,563	$(35,551)	$481,877

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	11	—	(1)	—
Other comprehensive income (loss)	11	—	(1)	—
Comprehensive (loss) income	$(17,758)	$511,563	$(35,552)	$481,877

Amounts attributable to Merrimack Pharmaceuticals, Inc.:
Net loss from continuing operations	$(17,769)	$(28,922)	$(35,551)	$(57,661)
Income from discontinued operations, net of tax	—	540,485	—	539,538
(Loss) income attributable to Merrimack Pharmaceuticals, Inc.	$(17,769)	$511,563	$(35,551)	$481,877
Basic and dilutive net (loss) income per common share
Net loss from continuing operations	$(1.33)	$(2.18)	$(2.66)	$(4.38)
Net income from discontinued operations, net of tax	—	40.80	—	41.02
Net (loss) income per share	$(1.33)	$38.62	$(2.66)	$36.64
Weighted-average common shares used per share calculations—basic and diluted	13,343	13,246	13,343	13,153
Cash dividend paid per common share	$—	$10.55	$—	$10.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net (loss) income	$(35,551)	$480,686
Less:
Gain from discontinued operations	—	539,538
Loss from continuing operations	(35,551)	(58,852)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Non-cash interest expense	—	2,374
Loss on extinguishment of debt	—	25,011
Benefit from intra-period tax allocation	—	(30,239)
Depreciation and amortization expense	2,258	2,058
Non-cash activity related to discontinued operations	—	15,025
Loss (gain) on sale of property and equipment	184	(512)
Premiums paid on marketable securities	(40)	—
Amortization and accretion on marketable securities	(223)	—
Stock-based compensation expense	1,544	9,529
Loss on equity method investment	1,417	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(79)	(3,790)
Income taxes payable	—	8,141
Accounts payable, accrued expenses and other	(2,037)	2,494
Deferred rent	(1,055)	(209)
Net cash used in continuing operations for operating activities	(33,582)	(28,970)
Net cash used in discontinuing operations for operating activities	—	(46,416)
Net cash used in operating activities	(33,582)	(75,386)
Cash flows from investing activities
Purchase of property and equipment	(118)	(287)
Proceeds on sale of property and equipment	—	1,104
Proceeds from sale of business	—	575,000
Proceeds from maturities and sales of marketable securities	11,050	—
Purchases of marketable securities	(48,331)	—
Net cash (used in) provided by investing activities	(37,399)	575,817
Cash flows from financing activities
Payment of debt extinguishment costs	—	(20,124)
Proceeds from exercise of options to purchase common stock	—	6,079
Proceeds from issuance of Series C preferred stock by Silver Creek Pharmaceuticals, Inc., net of issuance costs	—	2,599
Repayment of debt	—	(175,000)
Payment of dividend	—	(140,000)
Net cash used in financing activities	—	(326,446)
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,981)	173,985
Cash, cash equivalents and restricted cash, beginning of period	94,217	22,300
Cash, cash equivalents and restricted cash, end of period	$23,236	$196,285
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$—	$349
Receivables related to property and equipment sale in other current assets	—	155
Supplemental disclosure of cash flows
Cash paid for interest	—	28,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a clinical stage biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer by targeting biomarker-defined cancers. The Company’s vision is to ensure that cancer patients and their families live fulfilling lives. The Company’s mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All of the Company’s development programs, including three clinical trials and six candidates in preclinical development, fit into the Company’s strategy of (1) understanding the biological problems it is trying to solve, (2) designing specific solutions against the problems it is trying to solve and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes.

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

On June 25, 2018, the Company announced top-line results from its global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating the addition of MM-141 (istiratumab) to standard-of-care treatment in patients with previously untreated metastatic pancreatic cancer and high serum levels of the insulin-like growth factor 1 (“IGF-1”). The CARRIE clinical trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, the Company will not devote additional resources to and will cease all of its development activities for MM-141.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2018, the Company had an accumulated deficit of $518.3 million. During the six months ended June 30, 2018, the Company incurred a net loss from continuing operations of $35.6 million and used $33.6 million of cash in continuing operations for operating activities. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities of $60.0 million at June 30, 2018, in addition to $14.7 million in net borrowings received in July 2018 from its Loan and Security Agreement with Hercules Capital, Inc. and a $18.0 million ONIVYDE milestone payment received in August 2018 (see Note 11), will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements into at least the first quarter of 2020. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations. The Company may receive additional milestone payments under existing agreements and will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Certain reclassifications have been made to the prior year’s condensed consolidated balance sheet and condensed consolidated statement of cash flows to enhance comparability with the current year’s condensed consolidated financial statements presentation. These reclassifications had no effect on previously reported net income within the condensed consolidated statement of operations and comprehensive (loss) income.

Consolidation

The accompanying condensed consolidated financial statements reflect Merrimack Pharmaceuticals, Inc. and its wholly owned subsidiary. For the three and six months ended June 30, 2017, the condensed consolidated financial statements also include the accounts of Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). For the three and six months ended June 30, 2017, Silver Creek represented a variable interest entity that the Company consolidated as the primary beneficiary. In the third quarter of 2017, the Company deconsolidated Silver Creek from its financial statements since the Company was no longer the primary beneficiary of Silver Creek. The Company’s ownership percentage decreased to less than 50% and the Company no longer controlled Silver Creek’s board of directors or directed the activities that had the most significant impact on Silver Creek’s economic performance. The Company accounts for its investment in Silver Creek under the equity method of accounting.

On April 3, 2017, the Company completed the sale of its right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to developing, manufacturing and commercializing ONIVYDE and MM-436 (the “Commercial Business”). As of March 31, 2017, the Commercial Business met all the conditions to be classified as a discontinued operation since the disposal of the Commercial Business represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the operating results of the Commercial Business are reported as a loss from discontinued operations, net of tax in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017. During the three and six months ended June 30, 2018, there were no discontinued operations.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, and its statements of cash flows for the six months ended June 30, 2018 and 2017. The financial data and other information disclosed in the notes related to the three and six months ended June 30, 2018 and 2017 are unaudited. The results for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

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

Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	June 30, 2018	June 30, 2017
Cash and cash equivalents	$22,460	$135,501
Restricted cash in prepaid expenses and other current assets	192	—
Restricted cash (short term)	—	102
Restricted cash (long term)	584	60,682
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$23,236	$196,285

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

The following tables show assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$688	$—	$—
Commercial paper	—	5,582	—
Totals	$688	$5,582	$—

Marketable securities:
Corporate debt securities	$—	$2,148	$—
Commercial paper	—	25,423	—
Government securities	—	9,973	—
Totals	$—	$37,544	$—

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$89,310	$—	$—
Totals	$89,310	$—	$—

During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities.

4. Marketable Securities and Cash Equivalents

The following table summarizes the Company’s marketable securities and cash equivalents as of June 30, 2018. The Company did not hold any marketable securities as of December 31, 2017.

	June 30, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$688	$—	$—	$688
Commercial paper	5,582	—	—	5,582
Total cash equivalents	$6,270	$—	$—	$6,270

Marketable securities:
Corporate debt securities	$2,150	$—	$(2)	$2,148
Commercial paper	25,423	—	—	25,423
Government securities	9,972	1	—	9,973
Total marketable securities	$37,545	$1	$(2)	$37,544
Total cash equivalents and marketable securities	$43,815	$1	$(2)	$43,814

5. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Accounts payable	$1,750	$2,887
Accrued goods and services	2,810	5,682
Accrued clinical trial costs	3,978	3,901
Accrued drug purchase costs	4,140	222
Accrued payroll and related benefits	1,489	2,884
Accrued restructuring expenses	—	628
Deferred tax incentives	1,402	1,402
Total accounts payable, accrued expenses and other	$15,569	$17,606

6. Stock-Based Compensation

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

At June 30, 2018, there were 0.6 million shares remaining available for grant under the 2011 Plan.

During the six months ended June 30, 2018 and 2017, the Company issued options to purchase 0.6 million and 1.9 million shares of common stock, respectively. Stock options granted to employees vest over a three-year period. Stock options granted to non-employee directors prior to 2018 generally vested immediately. Stock options granted to non-employee directors in 2018 vest over a one-year period, ending on the earlier of the one-year anniversary of the grant date or the day prior to the Company’s next annual meeting of stockholders after the grant date.

The fair value of stock options granted to employees during the six months ended June 30, 2018 and 2017 were estimated at the date of grant using the following assumptions:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.3 – 2.9%	1.7 – 2.1%
Expected dividend yield	0%	0%
Expected term	5.3 – 5.8 years	5.7 – 6.1 years
Expected volatility	62 – 63%	65 – 68%

The Company uses the simplified method to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The computation of expected volatility is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Management’s assumptions do not include an estimated forfeiture rate.

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2018 and 2017 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Employee awards:
Research and development expense	$280	$4,916	$614	$5,383
General and administrative expense	500	3,818	930	4,146
Total stock-based compensation expense	$780	$8,734	$1,544	$9,529

The following table summarizes stock option activity during the six months ended June 30, 2018:

			Weighted-Average Remaining	Aggregate
(in thousands, except per share amounts)	Options	Weighted-Average Exercise Price	Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2017	1,616	$22.07	6.65	$60,031
Granted	625	$10.64
Exercised	—	$—
Forfeited	(298)	$22.04
Outstanding at June 30, 2018	1,943	$18.40	6.98	$—
Vested and expected to vest at June 30, 2018	1,943	$18.40	6.98	$—
Exercisable at June 30, 2018	1,028	$23.81	4.92	$—

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2018 and 2017 was $6.19 and $3.80, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2017 was $0.9 million and $2.3 million, respectively. There were no options exercised during the three and six months ended June 30, 2018.

As of June 30, 2018, there was $6.4 million of total unrecognized stock-based compensation expense related to unvested employee stock awards. The Company expects to recognize this expense over a weighted-average period of approximately 2.31 years.

7. Net (Loss) Income Per Common Share

Basic net (loss) income per share is calculated by dividing the net (loss) income attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of common shares outstanding during the period.

Diluted net (loss) income per share is computed by dividing the net loss attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options based on the treasury stock method. In a period when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods where a loss is reported, there is no difference in basic and dilutive loss per share.

The Company follows the two-class method when computing net (loss) income per share when it has issued shares that meet the definition of participating securities. The two-class method determines net (loss) income per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three and six months ended June 30, 2018 and 2017, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of June 30, 2018 and 2017.

The stock options and conversion premium on the 4.50% convertible notes due 2020 (the “Convertible Notes”) are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2017 causes such securities to be anti-dilutive. Outstanding securities excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2018 and 2017 are shown in the chart below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Outstanding options to purchase common stock	1,943	1,892	1,943	1,892
Conversion of the Convertible Notes	—	1,216	—	1,216

8. Discontinued Operations

On April 3, 2017, the Company completed the sale of the Commercial Business. As of March 31, 2017, the Commercial Business met all the conditions to be classified as a discontinued operation since the disposal of the Commercial Business represented a strategic shift that had a major effect on the Company’s operations and financial results.

The condensed consolidated financial statements for the three and six months ended June 30, 2017 reflect the operations of the Commercial Business as a discontinued operation. Discontinued operations for the three and six months ended June 30, 2017 includes the following:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product revenues, net	$—	$—	$—	$16,135
License and collaboration revenues	—	—	—	7,797
Other revenues	—	—	—	1,973
Total revenues	—	—	—	25,905
Costs and expenses:
Cost of revenues	—	—	—	3,890
Research and development expenses	—	—	—	3,700
Selling, general and administrative expenses	—	—	—	8,709
Restructuring expenses	—	4,216	—	9,535
Total costs and expenses	—	4,216	—	25,834
Other income and expenses:
Interest expense	—	(1,509)	—	(6,743)
Gain on sale of commercial business	—	598,120	—	598,120
Income from discontinued operations	$—	$592,395	$—	$591,448
Income tax expense	—	(51,910)	—	(51,910)
Total income from discontinued operations	$—	$540,485	$—	$539,538

On January 8, 2017, the Company announced a reduction in headcount by approximately 30% in connection with the sale of the Commercial Business and the completion of its strategic pipeline review.

Under this corporate restructuring, for the three and six months ended June 30, 2017, the Company recognized total restructuring expenses of $4.2 million and $9.5 million, respectively, which was related to contractual termination benefits for employees with pre-existing severance arrangements. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which resulted in cash expenditures. The expense of $9.5 million was included in discontinued operations, as the costs are directly associated with the sale of the Commercial Business. For the three and six months ended June 30, 2018, there were no discontinued operations.

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

Since the Company acquired its financial interest, Silver Creek has raised funding through the issuance of preferred stock and convertible promissory notes. The Company has not participated in any Silver Creek financings nor has it provided any funding.

During the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, reducing the Company’s ownership percentage in Silver Creek below 50% and resulting in the Company no longer controlling the Silver Creek board of directors. Accordingly, the Company determined that it was no longer the primary beneficiary of Silver Creek and deconsolidated Silver Creek from its financial statements on July 13, 2017. Starting on July 14, 2017, the Company accounted for its investment in Silver Creek under the equity method of accounting since the Company has the ability to exercise significant influence over Silver Creek. Under the equity method of accounting, the Company has recorded its proportionate share of Silver Creek’s losses in its results of operations with a corresponding decrease in the carrying value of the investment. As of June 30, 2018, the carrying value of the

Company’s investment in Silver Creek was $9.1 million. There can be no guarantee that the value of the Company’s investment in Silver Creek will not realize a substantial future loss or complete loss of value. On a quarterly basis, the Company reviews the investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, negative current events or long-term outlooks impacting Silver Creek and/or its programs, planned or announced delays in the clinical development process to advance its programs, a current fair value of investment at a lower value than the Company’s investment and/or investors no longer providing financial support or reducing their financial commitment to Silver Creek.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes all existing lease accounting guidance within ASC 840, Leases. The new standard requires that lease assets and lease liabilities be recognized by lessees for those leases previously classified as operating leases under ASC 840, with limited exceptions. This update also creates a new definition of a lease and provides guidance as to whether a contract is or contains a lease. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the condensed consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220).” ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive loss. The guidance will be effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on the condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” The amendments in ASU 2018-09 affect a wide variety of topics in the FASB Accounting Standards Codification and XBRL Taxonomy. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance of the update. However, many of the amendments in ASU 2018-09 do have transition guidance with effective dates for annual periods beginning after December 15, 2018 for public business entities. The Company is currently assessing the impact that adopting this new accounting standard will have on the condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed above, the Company does not believe that the adoption of recently issued standards has or may have a material impact on the Company’s condensed consolidated financial statements or disclosures.

11. Subsequent Events

On July 2, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. pursuant to which a term loan of up to an aggregate principal amount of $25.0 million is available to the Company. The Loan Agreement provides for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at the Company’s option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. The term loan bears interest at an annual rate equal to the greater of 9.25% and 9.25% plus the prime rate of interest minus 5.25%. The Loan Agreement provides for interest-only payments for eighteen months and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on February 1, 2020 and continuing through August 1, 2021. In addition, the Company paid a fee of $250,000 upon closing and is required to pay a fee of 5.55% of the aggregate amount of advances under the Loan Agreement at maturity.

On April 3, 2017, the Company completed the sale of its Commercial Business to Ipsen S.A. (“Ipsen”). In connection with the sale, the Company retained the right to receive net milestone payments that may become payable related to the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement (the “Baxalta Agreement”) between Baxalta Incorporated, Baxalta US Inc., Baxalta GmbH and Ipsen. Shire plc is the parent entity of the Baxalta entities. The net milestones are comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in a pivotal clinical trial in an indication other than pancreatic cancer. In August 2018, the Company received a payment of $18.0 million for the milestone related to the sale of ONIVYDE in two additional major European countries. To date, the Company has received $18.0 million of the potential $33.0 million in milestones under the Baxalta Agreement.

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

Overview

We are a clinical stage biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer by targeting biomarker-defined cancers. Our vision is to ensure that cancer patients and their families live fulfilling lives. Our mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All of our development programs, including three clinical trials and six candidates in preclinical development, fit into our strategy of (1) understanding the biological problems we are trying to solve, (2) designing specific solutions against the problems we are trying to solve and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes.

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

On June 25, 2018, we announced top-line results from our global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating the addition of MM-141 (istiratumab) to standard-of-care treatment in patients with previously untreated metastatic pancreatic cancer and high serum levels of the insulin-like growth factor 1, or IGF-1. The CARRIE clinical trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we will not devote additional resources to and will cease all of our development activities for MM-141.

On April 3, 2017, we completed the sale, or the asset sale, to Ipsen S.A., or Ipsen, of our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, our first commercial product, and MM-436, or the commercial business, for $580.7 million. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the asset sale agreement, between us and Ipsen, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement, which we refer to as the Baxalta agreement, with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, collectively Baxalta. Shire plc is the parent entity of Baxalta. The Baxalta agreement was assigned to Ipsen in connection with the completion of the asset sale. As of March 31, 2017, the commercial business met all the conditions to be classified as a discontinued operation since the disposal of the commercial business represented a strategic shift that had a major effect on our operations and financial results. Therefore, the operating results of the commercial business are reported in discontinued operations, net of tax in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017. During the three and six months ended June 30, 2018, there were no discontinued operations.

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

As of June 30, 2018, we had unrestricted cash and cash equivalents and marketable securities of $60.0 million. We believe that at our currently forecasted spending rates, our financial resources as of June 30, 2018, in addition to $14.7 million in net borrowings received in July 2018 pursuant to the Loan and Security Agreement, or Loan Agreement, with Hercules Capital, Inc., or Hercules, and a milestone payment of $18.0 million received in August 2018 pursuant to the Baxalta agreement (see Note 11, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements), will be sufficient to fund our planned operations, including debt service obligations and capital expenditure requirements, into at least the first quarter of 2020.

We have never been profitable and, as of June 30, 2018, we had an accumulated deficit of $518.3 million. Our net loss from continuing operations before income tax benefit was $35.6 million and $89.1 million for the six months ended June 30, 2018 and 2017, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years as we continue the research and development of our product candidates, including multiple clinical trials for certain product candidates. Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our product candidates as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
MM-121	$8,290	$3,312	$14,598	$6,907
MM-141	2,532	3,631	3,895	6,418
MM-310	66	984	1,358	2,283
Preclinical, general research and discovery	2,454	6,112	6,136	15,100
Legacy programs	56	797	183	5,265
Stock-based compensation	280	4,915	614	5,383
Total research and development expenses	$13,678	$19,751	$26,784	$41,356

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

MM-121 (seribantumab)

In February 2015, we initiated the global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial evaluating MM-121 in combination with docetaxel, versus docetaxel alone, in patients with heregulin positive NSCLC. We expect to report top-line results from the SHERLOC clinical trial in 2018.

In February 2018, we dosed the first patient in our global, double-blinded, placebo-controlled, biomarker-selected Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant, versus fulvestrant alone, in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer.

MM-141 (istiratumab)

In May 2015, we initiated the global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone, in patients with previously untreated metastatic pancreatic cancer with high serum levels of free IGF-1. In June 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we will not devote additional resources to and will cease all of our development activities for MM-141. As of June 30, 2018, we no longer expect to receive any future economic benefit from the CARRIE clinical trial and have accrued $1.0 million for the estimated CARRIE wind down commitments and obligations we expect to incur over the next six months. We do not believe that the results of the CARRIE clinical trial will impact the results of our other clinical and preclinical programs.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary activity in patients with solid tumors and to identify the maximum tolerated dose. We expect to report safety data and the maximum tolerated dose from this trial in 2018.

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

Interest income

Interest income for the three and six months ended June 30, 2018 consisted primarily of interest income associated with our marketable securities. Interest income for the three and six months ended June 30, 2017 consisted primarily of interest income associated with our interest bearing cash and cash equivalent accounts.

Interest expense

Interest expense for the three and six months ended June 30, 2017 consisted primarily of cash and non-cash interest related to our 4.50% convertible notes due 2020, or convertible notes, and our 11.50% senior secured notes due 2022, or 2022 notes, both of which were extinguished in 2017.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

	Three Months Ended June 30,
(in thousands)	2018	2017
Operating expenses:
Research and development expenses	$13,678	$19,751
General and administrative expenses	3,513	14,798
Total operating expenses	17,191	34,549
Loss from continuing operations	(17,191)	(34,549)
Interest income	282	382
Interest expense	—	(26,762)
Gain on sale of assets	—	1,703
Other income (expense), net	(860)	(659)
Net loss from continuing operations	$(17,769)	$(59,885)

Research and development expenses

Research and development expenses were $13.7 million for the three months ended June 30, 2018 compared to $19.8 million for the three months ended June 30, 2017, a decrease of $6.1 million, or 31%. This decrease was primarily attributable to:

•

$4.4 million decrease in expenses related to our preclinical, general research and discovery, and legacy programs related to the refocus of our early stage development spend and prioritization of our most advanced programs;

•	$4.6 million decrease in stock-based compensation related to reduction in headcount; and
•	$2.0 million decrease in expense related to MM-141 and MM-310 clinical trial expenses; offset by
•	$5.0 million increase in expenses related to the progression of the MM-121 clinical trials and manufacturing expenses.

General and administrative expenses

General and administrative expenses were $3.5 million for the three months ended June 30, 2018 compared to $14.8 million for the three months ended June 30, 2017, a decrease of $11.3 million, or 76%. This decrease was primarily attributable to a decrease in corporate expenses related to headcount and stock-based compensation.

Interest income

Interest income was $0.3 million for the three months ended June 30, 2018 compared to $0.4 million for the three months ended June 30, 2017, primarily attributable to the interest income associated with our marketable securities.

Interest expense

Interest expense was $26.8 million for the three months ended June 30, 2017. There was no interest expense during the three months ended June 30, 2018 due to the extinguishment of debt in 2017.

Other income (expense), net

Other income (expense), net was $0.9 million of expense for the three months ended June 30, 2018, primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek. Other income (expense), net was $0.7 million of expense for the three months ended June 30, 2017, primarily attributable to our losses from our variable interest entity in Silver Creek.

Comparison of the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating expenses:
Research and development expenses	$26,784	$41,356
General and administrative expenses	7,783	20,432
Total operating expenses	34,567	61,788
Loss from continuing operations	(34,567)	(61,788)
Interest income	557	396
Interest expense	—	(28,741)
Gain on sale of assets	—	1,703
Other income (expense), net	(1,541)	(661)
Net loss from continuing operations	$(35,551)	$(89,091)

Research and development expenses

Research and development expenses were $26.8 million for the six months ended June 30, 2018 compared to $41.4 million for the six months ended June 30, 2017, a decrease of $14.6 million, or 35%. This decrease was primarily attributable to:

•

$14.0 million decrease in expenses related to our preclinical, general research and discovery, and legacy programs related to the refocus of our early stage development spend and prioritization of our most advanced programs;

•	$3.5 decrease in expenses related to MM-141 and MM-310 clinical study expenses and manufacturing expenses; and
•	$4.8 million decrease in stock-based compensation related to reduction in headcount; offset by
•	$7.7 million increase in expenses related to the progression of MM-121 clinical trials and manufacturing expenses.

General and administrative expenses

General and administrative expenses were $7.8 million for the six months ended June 30, 2018 compared to $20.4 million for the six months ended June 30, 2017, a decrease of $12.6 million, or 62%. This decrease was primarily attributable to a decrease in corporate expenses related to headcount and stock-based compensation.

Interest income

Interest income was $0.6 million for the six months ended June 30, 2018 compared to $0.4 million for the six months ended June 30, 2017, primarily attributable to the interest income associated with our marketable securities.

Interest expense

Interest expense was $28.7 million for the six months ended June 30, 2017. There was no interest expense during the six months ended June 30, 2018 due to the extinguishment of debt in 2017.

Other income (expense), net

Other income (expense), net was $1.5 million of expense for the six months ended June 30, 2018, primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek. Other income (expense), net was $0.7 million of expense for the six months ended June 30, 2017, primarily attributable to our losses from our variable interest entity in Silver Creek.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through June 30, 2018 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. Through June 30, 2018, we have received $580.7 million from the asset sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations and $68.9 million of cash receipts related to ONIVYDE sales. As of June 30, 2018, we had unrestricted cash and cash equivalents and marketable securities of $60.0 million. In addition, we received $14.7 million in net borrowings in July 2018 pursuant to the Loan Agreement with Hercules and a milestone payment of $18.0 million in August 2018 pursuant to the Baxalta agreement (see Note 11, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements).

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(33,582)	$(75,386)
Net cash (used in) provided by investing activities	(37,399)	575,817
Net cash used in financing activities	—	(326,446)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70,981)	$173,985

Operating activities

Cash used in operating activities was $33.6 million during the six months ended June 30, 2018. The cash used in operating activities was primarily a result of our $35.6 million net loss from operations and changes in assets and liabilities of $3.2 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2018 was primarily driven by decreases in accounts payable, accrued expenses and other, prepaid expenses and other current assets and deferred rent. This decrease was offset by non-cash items, including $2.3 million in depreciation and amortization, $1.5 million of stock-based compensation expense, $1.4 million in loss on equity method investment. Cash used in operating activities of $75.4 million during the six months ended June 30, 2017, of which $29.0 million was used by continuing operations and $46.4 million was used by discontinued operations. The cash used in operating activities was primarily a result of our $58.9 million net loss from continuing operations and a net increase in operating assets and liabilities of $6.6 million. The net increase in operating assets and liabilities during the six months ended June 30, 2017 was primarily driven by the increase in income taxes payable. This increase was offset by non-cash items, including $9.5 million of stock-based compensation expense, $2.4 million in non-cash interest expense, $25.0 million loss on extinguishment of debt, $30.2 million income tax benefit and $15.0 million of non-cash activity related to discontinued operations.

Investing activities

Cash used in investing activities of $37.4 million during the six months ended June 30, 2018 was primarily due to purchases of marketable securities totaling $48.3 million offset by proceeds from maturities and sales of marketable securities totaling $11.1 million. Cash provided by investing activities of $575.8 million during the six months ended June 30, 2017 was primarily due to cash received from the sale of the commercial business of $575.0 million.

Financing activities

There was no cash provided by or used in financing activities during the six months ended June 30, 2018. Cash used in financing activities of $326.4 million during the six months ended June 30, 2017 was primarily due to the $175.0 million used to settle the principle balance of the 2022 notes, $140.0 million dividend paid and $20.1 million payment of debt extinguishment costs, offset by $6.1 million in proceeds from the exercise of options to purchase common stock and $2.6 million in proceeds from the issuance of Series C preferred stock by Silver Creek, net of issuance costs.

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

We believe that at our currently forecasted spending rates, our financial resources as of June 30, 2018, in addition to $14.7 million in net borrowings received in July 2018 pursuant to the Loan Agreement with Hercules and a milestone payment of $18.0 million received in August 2018 pursuant to the Baxalta agreement (see Note 11, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements), will be sufficient to fund our planned operations, including debt service obligations and capital expenditure requirements, into at least the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

On July 2, 2018, we entered into the Loan Agreement with Hercules pursuant to which a term loan of up to an aggregate principal amount of $25.0 million is available to us. The Loan Agreement provides for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at our option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. The term loan bears interest at an annual rate equal to the greater of 9.25% and 9.25% plus the prime rate of interest minus 5.25%. The Loan Agreement provides for interest-only payments for eighteen months and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on February 1, 2020 and continuing through August 1, 2021. In addition, we paid a fee of $250,000 upon closing and are required to pay a fee of 5.55% of the aggregate amount of advances under the Loan Agreement at maturity (see Note 11, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements).

Other than the above, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the completion of the asset sale with Ipsen, Ipsen acquired our right, title and interest in the commercial business. The commercial business represented all of our revenues for the fiscal year 2016 and the three months ended March 31, 2017. Following the asset sale, we retained only non-commercial assets, including our clinical and preclinical development programs, or the pipeline business. Our results of operations and financial condition may be materially affected if we fail to grow the remaining pipeline business, if we are unable to raise additional capital when needed to run the remaining pipeline business, if we must incur significant costs in order to raise additional capital to run the remaining pipeline business or if we are unable to successfully develop and commercialize our remaining product candidates.

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

Additionally, although the asset sale agreement entitles us to receive certain net milestone payments of up to $33.0 million that may become payable under the Baxalta agreement, comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in a pivotal clinical trial in an indication other than pancreatic cancer, to date we have received payment only for the milestone related to the sale of ONIVYDE in two additional major European countries, and payment of any or all of the remaining $15.0 million under the Baxalta agreement is not guaranteed.

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

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $35.6 million for the six months ended June 30, 2018. Our net loss from continuing operations before income tax benefit was $118.4 million for the year ended December 31, 2017, $169.5 million for the year ended December 31, 2016 and $162.8 million for the year ended December 31, 2015. As of June 30, 2018, we had an accumulated deficit of $518.3 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We believe that at our currently forecasted spending rates, our financial resources as of June 30, 2018, in addition to $14.7 million in net borrowings received in July 2018 pursuant to the Loan Agreement with Hercules and a milestone payment of $18.0 million received in August 2018 pursuant to the Baxalta agreement, will be sufficient to fund our planned operations, including debt service obligations and capital expenditure requirements, into at least the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

We do not have any committed external source of funds other than through our $25.0 million debt facility under the Loan Agreement pursuant to which we drew an initial term loan advance of $15.0 million, which closed on July 2, 2018, and two additional term loan advances of $5.0 million each that become available to us upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. Other sources of funds may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution.

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

On July 2, 2018, we entered into the Loan Agreement. The Loan Agreement provided for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at our option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. The Loan Agreement contains certain events of default, including nonpayment, breach of covenants, representations and warranties, material adverse effect (not including clinical trial failures), insolvency and bankruptcy, judgments, cross default to other indebtedness, and suspension of trading.

In addition to the debt under the Loan Agreement, we have had in the past, and may in the future have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of convertible notes. In December 2015, we issued $175.0 million aggregate principal amount of 2022 notes. Although we used a portion of the proceeds from the asset sale to fully extinguish the 2022 notes, and we have extinguished all but $56,000 of the aggregate remaining principal amount of the convertible notes, we could in the future incur additional indebtedness.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and funds from external sources, if any. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. To the extent we seek funds from external sources in the future, such funds may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our existing debt instrument or any future debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing debt instrument and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

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

In August 2010, we acquired 12,000,000 shares of Series A preferred stock of Silver Creek in exchange for our grant to Silver Creek of technology licenses. As these shares represented a controlling financial interest, we consolidated Silver Creek in our consolidated financial statements. In the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced our ownership percentage of Silver Creek below 50% and resulted in us deconsolidating Silver Creek from our consolidated financial statements. As a result of the deconsolidation, we now account for our investment in Silver Creek under the equity method of accounting. The carrying value of our shares of Series A preferred stock of Silver Creek was $9.1 million at June 30, 2018. There can be no guarantee that the value of our investment in Silver Creek will not realize a substantial future loss or complete loss of value, which would in turn adversely affect our balance sheet. On a quarterly basis, we review the investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, negative current events or long-term outlooks impacting Silver Creek and/or its programs, planned or announced delays in the clinical development process to advance its programs, a current fair value of investment at a lower value than our investment and/or investors no longer providing financial support or reducing their financial commitment to Silver Creek.

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

For example, in June 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we will not devote additional resources to and will cease all of our development activities for MM-141.

In addition, in connection with our strategic review of our pipeline which was completed in January 2017, we amended our SHERLOC clinical trial, resulting in changes to its power, design and timing, and also discontinued several trials, including our Phase 2 clinical trial of MM-302.

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

For example, in June 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. Also, in December 2016, we decided to discontinue our Phase 2 clinical trial of MM-302 in combination with trastuzumab in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer based on an opinion from the Data Safety Monitoring Board that continuing the clinical trial would be unlikely to demonstrate benefit over the comparator treatments. Additionally, the previous Phase 2 clinical trials of MM-121 in unselected patient populations with NSCLC, ovarian cancer and breast cancer did not meet their primary endpoints.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage, use or disposal of biological or hazardous materials.

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

Additionally, although the asset sale agreement entitles us to receive certain net milestone payments of up to $33.0 million that may become payable under the Baxalta agreement, comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in a pivotal clinical trial in an indication other than pancreatic cancer, to date we have received payment only for the milestone related to the sale of ONIVYDE in two additional major European countries, and payment of any or all of the remaining $15.0 million under the Baxalta agreement is not guaranteed.

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

We also intend to utilize companion diagnostics in several of our current and planned clinical trials, including our current clinical trials of MM-121 and MM-310, to preselect patients who will receive specified treatment regimens. We will rely on third-party laboratories to test patient samples in connection with such companion diagnostics. Any failure on the part of these laboratories to properly perform such testing could jeopardize those clinical trials and delay or prevent the approval of the associated product candidate.

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

We are a party to a number of intellectual property license agreements with third parties, including with respect to MM-121 and MM-310, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

If we fail to maintain orphan drug designation for MM-121, we will have to rely on other rights and protections.

We obtained orphan drug designation in the United States for MM-121 for the treatment of heregulin positive NSCLC. In the United States, under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR, which came into effect in May 2018. This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in significant fines and other administrative penalties.

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

We have not historically declared or paid regular cash dividends on our common stock. Although our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, we do not currently intend to pay any regular cash dividends in the foreseeable future. In addition, the terms of the Loan Agreement currently, and the terms of any future debt agreements may in the future, preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

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

10.1

Loan and Security Agreement, dated as of July 2, 2018, by and among the Registrant, certain subsidiaries of the Registrant from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2018)

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

MERRIMACK PHARMACEUTICALS, INC.

Date: August 7, 2018	By:	/s/ Jean M. Franchi
Jean M. Franchi
Chief Financial Officer
(Principal Financial Officer)