Form 10-Q
period 2018-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2018-11-07
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, there were 13,342,784 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our clinical stage product candidates and diagnostics;
•	our ongoing and planned discovery programs, preclinical studies and clinical trials;
•	the timing of the completion of our clinical trials and the availability of results from such trials;
•	the anticipated cost savings in connection with our restructuring efforts;
•	our ability to establish and maintain collaborations for our product candidates;
•

our receipt of payments related to the milestone events under the asset purchase and sale agreement with Ipsen S.A. or under the license and collaboration agreement between Ipsen S.A. and Les Laboratoires Servier SAS (as assignee from Shire plc), when expected or at all;

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$49,794	$93,441
Marketable securities	35,052	—
Restricted cash	584	—
Prepaid expenses and other current assets	1,837	1,605
Total current assets	87,267	95,046
Restricted cash	—	674
Property and equipment, net	3,188	6,467
Equity method investment	8,893	10,551
Other assets	4,568	4,588
Total assets	$103,916	$117,326
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$19,049	$17,606
Accrued intraperiod tax allocation	1,340	—
Deferred rent	1,676	2,171
Total current liabilities	22,065	19,777
Deferred rent, net of current portion	—	1,209
Notes payable, net of discount	14,752	—
Other long-term liabilities	56	56
Total liabilities	36,873	21,042
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued or outstanding at September 30, 2018 or December 31, 2017	—	—
Common stock, $0.01 par value: 30,000 shares authorized at September 30, 2018 and 20,000 shares authorized at December 31, 2017; 13,343 shares issued and outstanding at September 30, 2018 and December 31, 2017	1,334	1,334
Additional paid-in capital	580,047	577,721
Accumulated deficit	(514,333)	(482,771)
Accumulated other comprehensive loss	(5)	—
Total stockholders’ equity	67,043	96,284
Total liabilities and stockholders’ equity	$103,916	$117,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Operating expenses:
Research and development expenses	$12,959	$13,598	$39,743	$54,954
General and administrative expenses	3,777	3,366	11,560	23,798
Total operating expenses	16,736	16,964	51,303	78,752
Loss from continuing operations	(16,736)	(16,964)	(51,303)	(78,752)
Other income and expenses:
Interest income	306	250	863	646
Interest expense	(472)	(1,659)	(472)	(30,400)
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	—	10,848	—	10,848
Gain on sale of asset	—	—	—	1,703
Other income (expense), net	(237)	69	(1,778)	(592)
Total other income and expenses	(403)	9,508	(1,387)	(17,795)
Net loss from continuing operations before income tax benefit	(17,139)	(7,456)	(52,690)	(96,547)
Income tax benefit	4,798	2,133	4,798	32,372
Net loss from continuing operations	(12,341)	(5,323)	(47,892)	(64,175)
Discontinued operations:
Income from discontinued operations, net of tax	16,330	8,456	16,330	547,994

Net income (loss)	3,989	3,133	(31,562)	483,819
Net income (loss) attributable to non-controlling interest	—	31	—	(1,160)
Net income (loss) attributable to Merrimack Pharmaceuticals, Inc.	$3,989	$3,102	$(31,562)	$484,979

Other comprehensive income (loss):
Unrealized loss on marketable securities	(4)	—	(5)	—
Other comprehensive income (loss)	(4)	—	(5)	—
Comprehensive income (loss)	$3,985	$3,102	$(31,567)	$484,979

Amounts attributable to Merrimack Pharmaceuticals, Inc.:
Net loss from continuing operations	$(12,341)	$(5,354)	$(47,892)	$(63,015)
Income from discontinued operations, net of tax	16,330	8,456	16,330	547,994
Income (loss) attributable to Merrimack Pharmaceuticals, Inc.	$3,989	$3,102	$(31,562)	$484,979
Basic and dilutive net income (loss) per common share
Net loss from continuing operations	$(0.92)	$(0.40)	$(3.59)	$(4.77)
Net income from discontinued operations, net of tax	1.22	0.64	1.22	41.52
Net income (loss) per share	$0.30	$0.24	$(2.37)	$36.75
Weighted-average common shares used per share calculations—basic and diluted	13,343	13,282	13,343	13,197
Cash dividend paid per common share	$—	$—	$—	$10.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net (loss) income	$(31,562)	$483,819
Less:
Gain from discontinued operations	16,330	547,994
Loss from continuing operations	(47,892)	(64,175)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Non-cash interest expense	121	3,352
Loss on extinguishment of debt	—	25,011
Benefit from intraperiod tax allocation	(4,798)	(32,372)
Depreciation and amortization expense	3,211	2,813
Non-cash activity related to discontinued operations	(532)	10,241
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	—	(10,848)
Loss (gain) on sale of property and equipment	184	(439)
Premiums paid on marketable securities	(2)	—
Amortization and accretion on marketable securities	(398)	—
Stock-based compensation expense	2,326	11,110
Loss on equity method investment	1,658	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(314)	(6,120)
Income taxes payable	361	1,844
Accounts payable, accrued expenses and other	1,083	(3,140)
Deferred rent	(1,704)	(334)
Net cash used in continuing operations for operating activities	(46,696)	(63,057)
Net cash used in discontinuing operations for operating activities	—	(37,964)
Net cash used in operating activities	(46,696)	(101,021)
Cash flows from investing activities
Purchase of property and equipment	(118)	(729)
Deconsolidation of Silver Creek Pharmaceuticals, Inc.	—	(4,002)
Proceeds on sale of property and equipment	—	1,094
Proceeds from sale of business	23,000	575,000
Proceeds from maturities and sales of marketable securities	42,200	—
Purchases of marketable securities	(76,857)	—
Net cash (used in) provided by investing activities	(11,775)	571,363
Cash flows from financing activities
Payment of debt extinguishment costs	—	(20,124)
Proceeds from issuance of notes payable, net of issuance costs	14,632	—
Proceeds from exercise of options to purchase common stock	—	6,517
Proceeds from issuance of Series C preferred stock by Silver Creek Pharmaceuticals, Inc., net of issuance costs	—	3,994
Repayment of debt	—	(175,000)
Payment of dividend	—	(140,000)
Net cash provided by (used in) financing activities	14,632	(324,613)
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,839)	145,729
Cash, cash equivalents and restricted cash, beginning of period	94,217	22,300
Cash, cash equivalents and restricted cash, end of period	$50,378	$168,029
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$—	$159
Receivables related to property and equipment sale in other current assets	—	145
Supplemental disclosure of cash flows
Cash paid for income taxes	—	6,122
Cash paid for interest	235	30,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a clinical stage biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer by targeting biomarker-defined cancers. The Company’s vision is to ensure that cancer patients and their families live fulfilling lives. The Company’s mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All of the Company’s development programs fit into the Company’s strategy of (1) understanding the biological problems it is trying to solve, (2) designing specific solutions against the problems it is trying to solve and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes. The Company owns worldwide development and commercial rights to all of its clinical and preclinical programs.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2018, the Company had an accumulated deficit of $514.3 million. During the nine months ended September 30, 2018, the Company incurred a net loss from continuing operations before income tax benefit of $52.7 million and used $46.7 million of cash in continuing operations for operating activities. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities of $84.8 million at September 30, 2018, in addition to a $5.0 million ONIVYDE milestone payment received in October 2018 (see Note 12, “Subsequent Events”), will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. The Company may receive additional milestone payments under existing agreements and will ultimately need to seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

On April 3, 2017, the Company completed the sale of its right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to developing, manufacturing and commercializing ONIVYDE and MM-436 (the “Commercial Business”). As of March 31, 2017, the Commercial Business met all the conditions to be classified as a discontinued operation since the disposal of the Commercial Business represented a strategic shift that had a major effect on the Company’s operations and financial results. Therefore, the operating results of the Commercial Business are reported as a loss from discontinued operations, net of tax in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017, and its statements of cash flows for the nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in the notes related to the three and nine months ended September 30, 2018 and 2017 are unaudited. The results for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

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

Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	September 30, 2018	September 30, 2017
Cash and cash equivalents	$49,794	$107,245
Restricted cash (short-term)	584	102
Restricted cash (long-term)	—	60,682
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$50,378	$168,029

Restricted cash on the statement of financial position for 2018 represents amounts pledged as collateral for operating lease obligations as contractually required. Restricted cash long-term on the statement of financial position for 2017 represents amounts pledged for the settlement of the Company’s 4.50% convertible notes due 2020 (the “Convertible Notes”) as well as collateral for operating lease obligations as contractually required. These restrictions will lapse when the arrangements expire.

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

The following tables show assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$37,708	$—	$—
Commercial paper	—	1,299	—
Totals	$37,708	$1,299	$—

Marketable securities:
Corporate debt securities	$—	$3,986	$—
Commercial paper	—	19,151	—
Government securities	—	11,915	—
Totals	$—	$35,052	$—

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$89,310	$—	$—
Totals	$89,310	$—	$—

During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a level 2 fair value measurement), reflecting interest rates currently available to the Company.

4. Marketable Securities and Cash Equivalents

The following table summarizes the Company’s marketable securities and cash equivalents as of September 30, 2018. The Company did not hold any marketable securities as of December 31, 2017.

	September 30, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$37,708	$—	$—	$37,708
Commercial paper	1,299	—	—	1,299
Total cash equivalents	$39,007	$—	$—	$39,007

Marketable securities:
Corporate debt securities	$3,987	$—	$(1)	$3,986
Commercial paper	19,151	—	—	19,151
Government securities	11,919	—	(4)	11,915
Total marketable securities	$35,057	$—	$(5)	$35,052
Total cash equivalents and marketable securities	$74,064	$—	$(5)	$74,059

5. Notes Payable

On July 2, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and among the Company, certain subsidiaries of the Company from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto (collectively referred to as “Lender”) and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, “Agent”) pursuant to which a term loan of up to an aggregate principal amount of $25.0 million is available to the Company. The Loan Agreement provides for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at the Company’s option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively (see Note 12, “Subsequent Events”).

The term loan bears interest at an annual rate equal to the greater of 9.25% and 9.25% plus the prime rate of interest minus 5.25%. The Loan Agreement provides for interest-only payments for eighteen months and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on February 1, 2020 and continuing through August 1, 2021 (the “Maturity Date”). In addition, the Company paid a fee of $0.3 million upon closing and is required to pay a fee of 5.55% of the aggregate amount of advances under the Loan Agreement at maturity. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid during the first 12 months following the initial closing and 1% if the term loan is prepaid any time thereafter but prior to the Maturity Date.

In connection with the Loan Agreement, the Company granted Agent a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property but including licenses of and the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. In addition, the Loan Agreement grants Lender an option to purchase up to an aggregate of $1.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in any private financing within one year after the initial closing under the Loan Agreement upon the same terms and conditions afforded to such other investors.

Through September 30, 2018, the Company borrowed $15.0 million under the Loan Agreement and incurred $0.4 million of related debt discount and issuance costs, inclusive of the $0.3 million fee paid upon closing. The debt discount and issuance costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest method. In addition, the Company accrues the related 5.55% final fee payment of $0.8 million due at maturity to outstanding debt by charges to interest expense using the effective-interest method over the same period. The effective interest rate of the outstanding debt under the Loan Agreement is approximately 12.5%.

As of September 30, 2018 notes payable consist of the following:

(in thousands)	September 30, 2018
Notes payable	$15,000
Less: current portion	—
Notes payable, net of current portion	15,000
Debt discount, net of accretion	(331)
Accretion related to final payment	83
Notes payable net of discount, long-term	$14,752

During the three and nine months ended September 30, 2018, the Company recognized $0.5 million of interest expense related to the Loan Agreement. No interest expense was associated with the Loan Agreement for the three and nine months ended September 30, 2017.

Estimated future principal payments due under the Loan Agreement are as follows as of September 30, 2018:

(in thousands)	Note Principal Payments
Remainder of 2018	$—
2019	—
2020	8,402
2021	6,598
Total minimum note principal payments	$15,000

6. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Accounts payable	$953	$2,887
Accrued goods and services	2,404	5,682
Accrued clinical trial costs	3,093	3,901
Accrued drug purchase costs	8,185	222
Accrued payroll and related benefits	2,651	2,884
Accrued restructuring expenses	—	628
Income taxes payable, discontinued operations	361	—
Deferred tax incentives	1,402	1,402
Total accounts payable, accrued expenses and other	$19,049	$17,606

7. Stock-Based Compensation

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

At September 30, 2018, there were 0.7 million shares remaining available for grant under the 2011 Plan.

During the nine months ended September 30, 2018 and 2017, the Company issued options to purchase 0.7 million and 2.1 million shares of common stock, respectively. Stock options granted to employees vest over a three-year period. Stock options granted to non-employee directors prior to 2018 generally vested immediately. Stock options granted to non-employee directors in 2018 vest over a one-year period, ending on the earlier of the one-year anniversary of the grant date or the day prior to the Company’s next annual meeting of stockholders after the grant date.

The fair value of stock options granted to employees during the nine months ended September 30, 2018 and 2017 was estimated at the date of grant using the following assumptions:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.3 – 2.9%	1.7 – 2.1%
Expected dividend yield	0%	0%
Expected term	5.3 – 5.8 years	5.0 – 6.1 years
Expected volatility	62 – 64%	64 – 68%

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

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2018 and 2017 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Employee awards:
Research and development expense	$256	$734	$870	$6,118
General and administrative expense	526	846	1,456	4,992
Total stock-based compensation expense	$782	$1,580	$2,326	$11,110

The following table summarizes stock option activity during the nine months ended September 30, 2018:

			Weighted-Average Remaining	Aggregate
(in thousands, except per share amounts)	Options	Weighted-Average Exercise Price	Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2017	1,616	$22.07	6.65	$60,031
Granted	667	$10.31
Exercised	—	$—
Forfeited	(477)	$21.58
Outstanding at September 30, 2018	1,806	$17.86	7.24	$—
Vested and expected to vest at September 30, 2018	1,806	$17.86	7.24	$—
Exercisable at September 30, 2018	966	$23.01	5.81	$—

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2018 and 2017 was $6.18 and $4.06, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2017 was $0.0 million and $2.3 million, respectively. There were no options exercised during the three and nine months ended September 30, 2018.

As of September 30, 2018, there was $5.5 million of total unrecognized stock-based compensation expense related to unvested employee stock awards. The Company expects to recognize this expense over a weighted-average period of approximately 2.38 years.

8. Net Income (Loss) Per Common Share

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

The Company follows the two-class method when computing net income (loss) per share when it has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three and nine months ended September 30, 2018 and 2017, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of September 30, 2018 and 2017.

The stock options and conversion premium on the Convertible Notes are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2017 causes such securities to be anti-dilutive. Outstanding securities excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2018 and 2017 are shown in the chart below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Outstanding options to purchase common stock	1,806	1,824	1,806	1,824
Conversion of the Convertible Notes	—	1,216	—	1,216

9. Discontinued Operations

On April 3, 2017, the Company completed the sale of the Commercial Business. As of March 31, 2017, the Commercial Business met all the conditions to be classified as a discontinued operation since the disposal of the Commercial Business represented a strategic shift that had a major effect on the Company’s operations and financial results.

The condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 reflect the operations of the Commercial Business as a discontinued operation. Discontinued operations for the three and nine months ended September 30, 2018 and 2017 includes the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product revenues, net	$—	$—	$—	$16,135
License and collaboration revenues	—	—	—	7,797
Other revenues	—	—	—	1,973
Total revenues	—	—	—	25,905
Costs and expenses:
Cost of revenues	—	—	—	3,890
Research and development expenses	171	—	171	3,730
Selling, general and administrative expenses	—	—	—	8,732
Restructuring expenses	—	—	—	9,535
Total costs and expenses	171	—	171	25,887
Other income and expenses:
Other income	—	—	—	—
Interest expense	—	—	—	(6,743)
Gain on sale of commercial business	23,000	3,497	23,000	601,670
Income from discontinued operations	$22,829	$3,497	$22,829	$594,945
Income tax (expense) benefit	(6,499)	4,959	(6,499)	(46,951)
Total income from discontinued operations	$16,330	$8,456	$16,330	$547,994

On January 8, 2017, the Company announced a reduction in headcount by approximately 30% in connection with the sale of the Commercial Business and the completion of its strategic pipeline review.

Under this corporate restructuring, for the three and nine months ended September 30, 2017, the Company recognized total restructuring expenses of $0.0 million and $9.5 million, respectively, which in the nine month period was related to contractual termination benefits for employees with pre-existing severance arrangements. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which resulted in cash expenditures. The expense of $9.5 million was included in discontinued operations, as the costs are directly associated with the sale of the Commercial Business.

In connection with the sale of the Commercial Business, the Company retained the right to receive net milestone payments that may become payable related to the development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement (the “Baxalta Agreement”) between Baxalta Incorporated, Baxalta US Inc., Baxalta GmbH and Ipsen S.A. (“Ipsen”). Shire plc was the parent entity of the Baxalta entities and assigned the Baxalta Agreement to Les Laboratoires Servier SAS (“Servier”).

During the three and nine months ended September 30, 2018, the Company received $23.0 million of the potential $33.0 million in milestone payments related to the development and commercialization of ONIVYDE under the Baxalta Agreement. The Company included the $23.0 million in discontinued operations because the amounts directly relate to the Commercial Business, which was classified as a discontinued operation. The disposal of the Commercial Business represented a strategic shift that had a major effect on the Company’s operations and financial results. The Company also recorded $0.2 million of research and development expense in discontinued operations in the three and nine months ended September 30, 2018, as this expense is directly associated with the $23.0 million in milestones.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is a pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate to continuing operations a tax benefit for the loss in continuing operations with an offsetting tax expense to discontinued operations. For the three and nine months ended September 30, 2018, the Company recognized an income tax benefit of $4.8 million in continuing operations and income tax expense in discontinued operations of $6.5 million.

10. Investment in Silver Creek

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

During the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, reducing the Company’s ownership percentage in Silver Creek below 50% and resulting in the Company no longer controlling the Silver Creek board of directors. Accordingly, the Company determined that it was no longer the primary beneficiary of Silver Creek and deconsolidated Silver Creek from its financial statements on July 13, 2017. Starting on July 14, 2017, the Company accounted for its investment in Silver Creek under the equity method of accounting since the Company has the ability to exercise significant influence over Silver Creek. Under the equity method of accounting, the Company has recorded its proportionate share of Silver Creek’s losses in its results of operations with a corresponding decrease in the carrying value of the investment. As of September 30, 2018, the carrying value of the Company’s investment in Silver Creek was $8.9 million. There can be no guarantee that the value of the Company’s investment in Silver Creek will not realize a substantial future loss or complete loss of value. The Company reviews the investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, negative current events or long-term outlooks impacting Silver Creek and/or its programs, planned or announced delays in the clinical development process to advance its programs, a current fair value of investment at a lower value than the Company’s investment and/or investors no longer providing financial support or reducing their financial commitment to Silver Creek.

Silver Creek continues to be a related party to the Company after deconsolidation.

11. Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes all existing lease accounting guidance within ASC 840, Leases. The new standard requires that lease assets and lease liabilities be recognized by lessees for those leases previously classified as operating leases under ASC 840, with limited exceptions. This update also creates a new definition of a lease and provides guidance as to whether a contract is or contains a lease. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The Company plans to adopt the standard using the modified retrospective approach. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements and is undertaking an assessment on its lease population that it expects to complete during the fourth quarter of 2018. The Company anticipates material adjustments to its consolidated balance sheet for the recognition of a lease liability and a right of use asset for its operating leases, which primarily represents the lease of its principal research and office space located at One Kendall Square in Cambridge, Massachusetts.

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

12. Subsequent Events

In connection with the sale of the Commercial Business, the Company retained the right to receive net milestone payments that may become payable related to the development and commercialization of ONIVYDE for up to $33.0 million pursuant to the Baxalta Agreement. In October 2018, the Company received a payment of $5.0 million from Ipsen against the milestone related to the first patient dosed in a pivotal clinical trial of ONIVYDE in an indication other than pancreatic cancer as a result of the commencement of a multi-part study that Ipsen and Servier are conducting in patients with small-cell lung cancer. The Company expects to receive the remaining $5.0 million for such milestone if and when a decision is made to progress to the randomized part of the study focused on efficacy. To date, the Company has received $28.0 million of the potential $33.0 million in milestone payments under the Baxalta Agreement.

On October 19, 2018, the Company announced the termination of its global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial evaluating MM-121 (seribantumab) in combination with docetaxel in patients with heregulin positive non-small cell lung cancer. The decision to terminate the SHERLOC clinical trial was made based on an interim analysis triggered by the occurrence of 75% of events required for trial completion, which demonstrated that the addition of MM-121 to docetaxel did not improve progression free survival over docetaxel alone in this patient population.

As a result of the decision to terminate the SHERLOC clinical trial, the Company does not meet the prerequisite funding conditions for drawing the two additional term loan advances under the Loan Agreement (see Note 5, “Notes Payable”), which provided for, at the Company’s option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively.

On November 7, 2018, based on the results of the interim analysis of its randomized Phase 2 SHERLOC study that were announced on October 19, 2018, the Company announced it is discontinuing development of all ongoing MM-121 programs, including terminating its global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer.

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring, after which the Company expects to have approximately 27 employees. The corporate restructuring follows a comprehensive review of the Company’s drug candidate pipeline. The Company estimates it will incur expenses for one-time termination benefits in connection with this corporate restructuring of approximately $1.5 million to $1.8 million for employee severance, benefits and related costs. The reduction in headcount is expected to be completed by February 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical stage biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer by targeting biomarker-defined cancers. Our vision is to ensure that cancer patients and their families live fulfilling lives. Our mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. All of our development programs fit into our strategy of (1) understanding the biological problems we are trying to solve, (2) designing specific solutions against the problems we are trying to solve and (3) developing those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes. We own worldwide development and commercial rights to all of our clinical and preclinical programs.

Our most advanced clinical stage asset is MM-310. MM-310 is an antibody-directed nanotherapeutic that targets the ephrin receptor A2, or EphA2, receptor and contains a novel cytotoxic taxane. The EphA2 receptor is highly expressed in most solid tumor types, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. We are conducting a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 in patients with solid tumors and to identify the maximum tolerated dose.

Our preclinical efforts are focused on our two most promising programs, which are MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2, and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5.

On June 25, 2018, we announced top-line results from our global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating the addition of MM-141 (istiratumab) to standard-of-care treatment in patients with previously untreated metastatic pancreatic cancer and high serum levels of the insulin-like growth factor 1, or IGF-1. The CARRIE clinical trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we will not devote additional resources to and have ceased all of our development activities for MM-141.

On October 19, 2018, we announced the termination of our global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial evaluating MM-121 (seribantumab) in combination with docetaxel in patients with heregulin positive non-small cell lung cancer, or NSCLC. The decision to terminate the SHERLOC clinical trial was made based on an interim analysis triggered by the occurrence of 75% of events required for trial completion, which demonstrated that the addition of MM-121 to docetaxel did not improve progression free survival over docetaxel alone in this patient population (see Note 12, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements).

On November 7, 2018, based on the results of the interim analysis of the randomized Phase 2 SHERLOC study that were announced on October 19, 2018, we announced that we are discontinuing development of all ongoing MM-121 programs, including terminating the global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer (see Note 12, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements).

On November 7, 2018, we announced that we are implementing a reduction in headcount as part of a corporate restructuring, after which we expect to have approximately 27 employees. The corporate restructuring follows a comprehensive review of our drug candidate pipeline. We estimate that we will incur charges for one-time termination benefits in connection with this corporate restructuring of approximately $1.5 million to $1.8 million for employee severance, benefits and related costs. The reduction in headcount is expected to be completed by February 2019 (see Note 12, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements).

On April 3, 2017, we completed the sale, or the asset sale, to Ipsen S.A., or Ipsen, of our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, our first commercial product, and MM-436, or the commercial business, for $580.7 million. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the asset sale agreement, between us and Ipsen, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We also retained the right to receive net milestone payments that may become payable for the development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement, which we refer to as the Baxalta agreement, with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH, collectively Baxalta. Shire plc was the parent entity of Baxalta and assigned the Baxalta agreement to Les Laboratoires Servier SAS, or Servier. We assigned the Baxalta agreement to Ipsen in connection with the completion of the asset sale. As of March 31, 2017, the commercial business met all the conditions to be classified as a discontinued operation since the disposal of the commercial business represented a strategic shift that had a major effect on our operations and financial results. Therefore, the operating results of the commercial business are reported in discontinued operations, net of tax in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017.

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

As of September 30, 2018, we had unrestricted cash and cash equivalents and marketable securities of $84.8 million. We believe that our financial resources as of September 30, 2018, in addition to a milestone payment of $5.0 million received in October 2018 pursuant to the Baxalta agreement, and as a result of the corporate restructuring announced on November 7, 2018 (see Note 12, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements), together with other restructuring and cost cutting measures that we could implement in the future, provide us with the potential to fund our operations, including debt service obligations and capital expenditure requirements, into at least the second half of 2022.

We have never been profitable and, as of September 30, 2018, we had an accumulated deficit of $514.3 million. Our net loss from continuing operations before income tax benefit was $52.7 million and $96.5 million for the nine months ended September 30, 2018 and 2017, respectively. We expect to continue to incur significant expenses and operating losses for at least the next several years as we continue the research and development of our product candidates, including conducting clinical trials for certain product candidates. Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our product candidates as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
MM-121	$7,898	$3,520	$22,496	$10,427
MM-141	—	2,456	3,895	8,874
MM-310	1,102	2,553	2,460	4,836
Preclinical, general research and discovery	3,553	4,053	9,689	19,152
Legacy programs	150	282	333	5,547
Stock-based compensation	256	734	870	6,118
Total research and development expenses	$12,959	$13,598	$39,743	$54,954

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

MM-121 (seribantumab)

In February 2015, we initiated the global, open-label, biomarker-selected, Phase 2 randomized SHERLOC clinical trial evaluating MM-121 in combination with docetaxel, versus docetaxel alone, in patients with heregulin positive NSCLC. On October 19, 2018, we announced the termination of the SHERLOC clinical trial based on an interim analysis triggered by the occurrence of 75% of events required for trial completion, which demonstrated that the addition of MM-121 to docetaxel did not improve progression free survival over docetaxel alone in this patient population.

In February 2018, we dosed the first patient in our global, double-blinded, placebo-controlled, biomarker-selected Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant, versus fulvestrant alone, in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer. On November 7, 2018, we announced that we are discontinuing development of all ongoing MM-121 programs, including terminating the SHERBOC clinical trial based on the results of the interim analysis of the SHERLOC clinical trial.

MM-141 (istiratumab)

In May 2015, we initiated the global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone, in patients with previously untreated metastatic pancreatic cancer with high serum levels of free insulin-like growth factor 1, or IGF-1. In June 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we will not devote additional resources to and have ceased all of our development activities for MM-141. As of June 30, 2018, we no longer expected to receive any future economic benefit from the CARRIE clinical trial and accrued $1.0 million for the estimated CARRIE wind down commitments and obligations we expect to incur in 2018.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary activity in patients with solid tumors and to identify the maximum tolerated dose. On November 7, 2018, we announced an amendment to the clinical trial to extend the dosing interval of MM-310 from every three weeks to every four weeks. Although early data from the clinical trial from the every three week dosing schedule regimen showed signs of encouraging antitumor activity in four patients, emerging cumulative grade 3 peripheral neuropathy following multiple cycles of treatment was observed in three patients. Pharmacokinetic and preclinical data indicate that lengthening the time between dosing may improve the tolerability of MM-310. We plan to provide a safety update from the clinical trial in the first quarter of 2019.

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

Interest income

Interest income for the three and nine months ended September 30, 2018 consisted primarily of interest income associated with our marketable securities. Interest income for the three and nine months ended September 30, 2017 consisted primarily of interest income associated with our interest bearing cash and cash equivalent accounts.

Interest expense

Interest expense for the three and nine months ended September 30, 2017 consisted primarily of cash and non-cash interest related to our 4.50% convertible notes due 2020, or convertible notes, and our 11.50% senior secured notes due 2022, or 2022 notes, both of which were extinguished in 2017. Interest expense for the three and nine months ended September 30, 2018 consisted primarily of cash and non-cash interest related to the Loan and Security Agreement, or Loan Agreement, with Hercules Capital, Inc., or Hercules.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,
(in thousands)	2018	2017
Operating expenses:
Research and development expenses	$12,959	$13,598
General and administrative expenses	3,777	3,366
Total operating expenses	16,736	16,964
Loss from continuing operations	(16,736)	(16,964)
Interest income	306	250
Interest expense	(472)	(1,659)
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	—	10,848
Gain on sale of assets	—	—
Other income (expense), net	(237)	69
Net loss from continuing operations	$(17,139)	$(7,456)

Research and development expenses

Research and development expenses were $13.0 million for the three months ended September 30, 2018 compared to $13.6 million for the three months ended September 30, 2017, a decrease of $0.6 million, or 4%. This decrease was primarily attributable to:

•	$2.5 million decrease in expense related to MM-141 clinical trial expenses due to the discontinuation of the trial;
•	$1.4 million decrease in expense related to MM-310 clinical trial expenses based on the timing of manufacturing runs;
•

$0.6 million decrease in expenses related to our preclinical, general research and discovery, and legacy programs related to the refocus of our early stage development spend and prioritization of our most advanced programs; and

•	$0.5 million decrease in stock-based compensation related to reduction in headcount; offset by
•	$4.4 million increase in expenses related to the progression of the MM-121 clinical trials and timing of manufacturing expenses due to the nature of when runs are performed.

General and administrative expenses

General and administrative expenses were $3.8 million for the three months ended September 30, 2018 compared to $3.4 million for the three months ended September 30, 2017, an increase of $0.4 million, or 12%, mainly attributable to the timing of corporate expenses.

Interest income

Interest income was $0.3 million for the three months ended September 30, 2018 compared to $0.3 million for the three months ended September 30, 2017, primarily attributable to the interest income associated with our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $0.5 million for the three months ended September 30, 2018, primarily attributable to the Loan Agreement with Hercules. Interest expense was $1.7 million for the three months ended September 30, 2017, primarily attributable to the convertible notes.

Other income (expense), net

Other income (expense), net was $0.2 million of expense for the three months ended September 30, 2018, primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek. Other income (expense), net was $0.1 million of income for the three months ended September 30, 2017, primarily attributable to the change in our accounting of Silver Creek from a variable interest entity to an equity method investment.

Comparison of the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating expenses:
Research and development expenses	$39,743	$54,954
General and administrative expenses	11,560	23,798
Total operating expenses	51,303	78,752
Loss from continuing operations	(51,303)	(78,752)
Interest income	863	646
Interest expense	(472)	(30,400)
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	—	10,848
Gain on sale of assets	—	1,703
Other income (expense), net	(1,778)	(592)
Net loss from continuing operations	$(52,690)	$(96,547)

Research and development expenses

Research and development expenses were $39.7 million for the nine months ended September 30, 2018 compared to $55.0 million for the nine months ended September 30, 2017, a decrease of $15.3 million, or 28%. This decrease was primarily attributable to:

•	$5.0 million decrease in expense related to MM-141 clinical trial expenses due to the discontinuation of the trial;
•	$2.4 million decrease in expense related to MM-310 clinical trial expenses;
•

$14.7 million decrease in expenses related to our preclinical, general research and discovery, and legacy programs related to the refocus of our early stage development spend and prioritization of our most advanced programs; and

•	$5.3 million decrease in stock-based compensation related to reduction in headcount; offset by
•	$12.1 million increase in expenses related to the progression of the MM-121 clinical trials and timing of manufacturing expenses due to the nature of when runs are performed.

General and administrative expenses

General and administrative expenses were $11.6 million for the nine months ended September 30, 2018 compared to $23.8 million for the nine months ended September 30, 2017, a decrease of $12.2 million, or 51%. This decrease was primarily attributable to a decrease in corporate expenses related to headcount and stock-based compensation.

Interest income

Interest income was $0.9 million for the nine months ended September 30, 2018, primarily attributable to interest income associated with our marketable securities. Interest income was $0.6 million for the nine months ended September 30, 2017, primarily attributable to the interest income associated with our interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $0.5 million for the nine months ended September 30, 2018, primarily attributable to the Loan Agreement with Hercules. Interest expense was $30.4 million for the nine months ended September 30, 2017, primarily attributable to the 2022 notes and convertible notes.

Other income (expense), net

Other income (expense), net was $1.8 million of expense for the nine months ended September 30, 2018, primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek. Other income (expense), net was $0.6 million of expense for the nine months ended September 30, 2017, primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through September 30, 2018 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. Through September 30, 2018, we have received $580.7 million from the asset sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations, $68.9 million of cash receipts related to ONIVYDE sales, $23.0 million in milestone payments related to the development and commercialization of ONIVYDE and $14.7 million in net borrowings pursuant to the Loan Agreement with Hercules. As of September 30, 2018, we had unrestricted cash and cash equivalents and marketable securities of $84.8 million. In addition, we received a milestone payment of $5.0 million in October 2018 pursuant to the Baxalta agreement (see Note 12, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements).

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(46,696)	$(101,021)
Net cash (used in) provided by investing activities	(11,775)	571,363
Net cash provided by (used in) financing activities	14,632	(324,613)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(43,839)	$145,729

Operating activities

Cash used in operating activities of $46.7 million during the nine months ended September 30, 2018 was primarily a result of our $47.9 million net loss from operations and a net decrease in assets and liabilities of $0.6 million. The net decrease in operating assets and liabilities during the nine months ended September 30, 2018 was primarily driven by increases in accounts payable, accrued expenses and other and income taxes payable offset by decreases to prepaid expenses and other current assets and deferred rent. This decrease was offset by non-cash items, including $3.2 million in depreciation and amortization, $2.3 million of stock-based compensation expense, $1.7 million in loss on equity method investment, $4.8 million benefit from intraperiod tax allocation and $0.5 million non-cash activity related to discontinued operations. Cash used in operating activities was $101.0 million during the nine months ended September 30, 2017, of which $63.1 million was used in continuing operations and $38.0 million was used in discontinued operations. The cash used in operating activities was primarily a result of our $64.2 million net loss from continuing operations and changes in assets and liabilities of $7.8 million. The net change in operating assets and liabilities during the nine months ended September 30, 2017 was primarily driven by the increase in accounts receivable related to the working capital adjustment and decrease in accounts payable. This increase was offset by non-cash items, including $11.1 million of stock-based compensation expense, $3.4 million in non-cash interest expense, $32.4 million income tax benefit, $10.2 million of non-cash activity related to discontinued operations and a $25.0 million loss on extinguishment.

Investing activities

Cash used in investing activities of $11.8 million during the nine months ended September 30, 2018 was primarily due to purchases of marketable securities totaling $76.9 million offset by proceeds from maturities and sales of marketable securities totaling $42.2 million and milestone payments relating to the sale of the commercial business totaling $23.0 million. Cash provided by investing activities of $571.4 million during the nine months ended September 30, 2017 was primarily due to cash received from the sale of the commercial business of $575.0 million, offset by $4.0 million deconsolidation of Silver Creek cash.

Financing activities

Cash provided by financing activities of $14.6 million during the nine months ended September 30, 2018 was due to proceeds from issuance of notes payable related to the Loan Agreement with Hercules. Cash used in financing activities of $324.6 million during the nine months ended September 30, 2017 was primarily due to the $175.0 million used to settle the principle balance of the

2022 notes, the $140.0 million dividend paid and $20.1 million payment of debt extinguishment costs offset by $6.5 million in proceeds from the exercise of options to purchase common stock and $4.0 million in proceeds from issuance of Series C preferred stock by Silver Creek, net of issuance costs.

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

We believe that our financial resources as of September 30, 2018, in addition to a milestone payment of $5.0 million received in October 2018 pursuant to the Baxalta agreement, and as a result of the corporate restructuring announced on November 7, 2018 (see Note 12, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements), together with other restructuring and cost cutting measures that we could implement in the future, provide us with the potential to fund our operations, including debt service obligations and capital expenditure requirements, into at least the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

On July 2, 2018, we entered into the Loan Agreement with Hercules pursuant to which a term loan of up to an aggregate principal amount of $25.0 million is available to us. The Loan Agreement provides for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at our option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. As a result of the decision to terminate the SHERLOC clinical trial, we do not meet the prerequisite funding conditions for drawing the two additional term loan advances under the Loan Agreement. The term loan bears interest at an annual rate equal to the greater of 9.25% and 9.25% plus the prime rate of interest minus 5.25%. The Loan Agreement provides for interest-only payments for eighteen months and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on February 1, 2020 and continuing through August 1, 2021. In addition, we paid a fee of $0.3 million upon closing and are required to pay a fee of 5.55% of the aggregate amount of advances under the Loan Agreement at maturity.

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

Recent Accounting Pronouncements

See Note 11, “Recent Accounting Pronouncements,” in the accompanying notes to the condensed consolidated financial statements for a full description of recent accounting pronouncements.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have been, and may in the future be, subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention, which could seriously harm our business. For instance, a putative stockholder class action suit was filed by a purported stockholder of ours in the Superior Court of Massachusetts for the County of Middlesex against us and our directors. The case was captioned Robert Garfield v. Merrimack Pharmaceuticals Inc., et al., or the Garfield Action. The Garfield Action complaint alleged that our directors breached their fiduciary duties by entering into the asset sale agreement and that the definitive proxy statement relating to the asset sale contained inadequate disclosures and omissions. Although we believed that the Garfield Action was without merit, to avoid the risk of the litigation delaying or adversely affecting the asset sale and to minimize the expense of defending the litigation related to the asset sale, we agreed to make supplemental disclosures related to the asset sale and to pay the plaintiff’s counsel $375,000 in attorney’s fees in connection with the resolution of the Garfield Action. As a result, the plaintiff concluded that the claims in the Garfield Action were mooted, and the Garfield Action was dismissed with prejudice. Nonetheless, there can be no guarantee that there will not be additional securities class action litigation in connection with the asset sale.

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

Additionally, although the asset sale agreement entitles us to receive certain net milestone payments of up to $33.0 million that may become payable under the Baxalta agreement, to date we have received only $28.0 million of such net milestone payments. Payment of the remaining $5.0 million is not guaranteed for the milestone related to the first patient dosed in a pivotal clinical trial of ONIVYDE in an indication other than pancreatic cancer, as the satisfaction of such milestone is based on a clinical trial being conducted by Ipsen and Servier and is therefore out of our control.

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

Since inception, we have incurred significant operating losses. Our net loss from continuing operations before income tax benefit was $52.7 million for the nine months ended September 30, 2018. Our net loss from continuing operations before income tax benefit was $118.4 million for the year ended December 31, 2017, $169.5 million for the year ended December 31, 2016 and $162.8 million for the year ended December 31, 2015. As of September 30, 2018, we had an accumulated deficit of $514.3 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We believe that our financial resources as of September 30, 2018, in addition to a milestone payment of $5.0 million received in October 2018 pursuant to the Baxalta agreement, and as a result of the corporate restructuring announced on November 7, 2018, together with other restructuring and cost cutting measures that we could implement in the future, provide us with the potential to fund our operations, including debt service obligations and capital expenditure requirements, into at least the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our most advanced product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, and the success of any such future collaborations;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Servier;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

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

On July 2, 2018, we entered into the Loan Agreement with Hercules. The Loan Agreement provided for a term loan advance of $15.0 million, which closed on July 2, 2018. The Loan Agreement contains certain events of default, including nonpayment, breach of covenants, representations and warranties, material adverse effect (not including clinical trial failures), insolvency and bankruptcy, judgments, cross default to other indebtedness, and suspension of trading.

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

In August 2010, we acquired 12,000,000 shares of Series A preferred stock of Silver Creek in exchange for our grant to Silver Creek of technology licenses. As these shares represented a controlling financial interest, we consolidated Silver Creek in our consolidated financial statements. In the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced our ownership percentage of Silver Creek below 50% and resulted in us deconsolidating Silver Creek from our consolidated financial statements. As a result of the deconsolidation, we now account for our investment in Silver Creek under the equity method of accounting. The carrying value of our shares of Series A preferred stock of Silver Creek was $8.9 million at September 30, 2018. There can be no guarantee that the value of our investment in Silver Creek will not realize a substantial future loss or complete loss of value, which would in turn adversely affect our balance sheet. On a quarterly basis, we review the investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, negative current events or long-term outlooks impacting Silver Creek and/or its programs, planned or announced delays in the clinical development process to advance its programs, a current fair value of investment at a lower value than our investment and/or investors no longer providing financial support or reducing their financial commitment to Silver Creek.

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

For example, in November 2018, we announced that we are discontinuing development of all ongoing MM-121 programs based on the results of the interim analysis of the SHERLOC clinical trial that were announced on October 19, 2018, including terminating the SHERBOC clinical trial. The decision to terminate the SHERLOC clinical trial was made based on an interim analysis triggered by the occurrence of 75% of events required for trial completion, which demonstrated that the addition of MM-121 to docetaxel did not improve progression free survival over docetaxel alone in this patient population.

Also, in November 2018, we announced an amendment to our Phase 1 clinical trial of MM-310 to extend the dosing interval of MM-310 from every three weeks to every four weeks.

Also, in June 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we will not devote additional resources to and have ceased all of our development activities for MM-141.

In addition, in connection with our strategic review of our pipeline which was completed in January 2017, we discontinued several trials, including our Phase 2 clinical trial of MM-302.

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

For example, in November 2018, we announced that we are discontinuing development of all ongoing MM-121 programs based on the results of the interim analysis of the SHERLOC clinical trial that were announced on October 19, 2018, including terminating the SHERBOC clinical trial. The decision to terminate the SHERLOC clinical trial was made based on an interim analysis triggered by the occurrence of 75% of events required for trial completion, which demonstrated that the addition of MM-121 to docetaxel did not improve progression free survival over docetaxel alone in this patient population.

Also, in November 2018, we announced an amendment to our Phase 1 clinical trial of MM-310 to extend the dosing interval of MM-310 from every three weeks to every four weeks. Although early data from the clinical trial from the every three week dosing schedule regimen showed signs of encouraging antitumor activity in four patients, emerging cumulative grade 3 peripheral neuropathy following multiple cycles of treatment was observed in three patients. Pharmacokinetic and preclinical data indicate that lengthening the time between dosing may improve the tolerability of MM-310.

In addition, in June 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. Also, in December 2016, we decided to discontinue our Phase 2 clinical trial of MM-302 in combination with trastuzumab in patients with ErbB2 (HER2) positive, locally advanced or metastatic breast cancer based on an opinion from the Data Safety Monitoring Board that continuing the clinical trial would be unlikely to demonstrate benefit over the comparator treatments.

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

A significant portion of our clinical trial activities have historically been conducted outside of the United States, and associated costs may be incurred in the local currency of the country in which the trial is being conducted, which costs could be subject to fluctuations in foreign exchange rates. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. A decline in the value of the U.S. dollar against currencies in geographies in which we conduct clinical trials could have a negative impact on our research and development costs. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our development costs.

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

Additionally, although the asset sale agreement entitles us to receive certain net milestone payments of up to $33.0 million that may become payable under the Baxalta agreement, to date we have received only $28.0 million of such net milestone payments. Payment of the remaining $5.0 million is not guaranteed for the milestone related to the first patient dosed in a pivotal clinical trial of ONIVYDE in an indication other than pancreatic cancer, as the satisfaction of such milestone is based on a clinical trial being conducted by Ipsen and Servier and is therefore out of our control.

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

We also intend to utilize companion diagnostics in several of our current and planned clinical trials, including our current clinical trial of MM-310, to preselect patients who will receive specified treatment regimens. We will rely on third-party laboratories to test patient samples in connection with such companion diagnostics. Any failure on the part of these laboratories to properly perform such testing could jeopardize those clinical trials and delay or prevent the approval of the associated product candidate.

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

We are a party to a number of intellectual property license agreements with third parties, including with respect to MM-310, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

If we fail to obtain or maintain orphan drug designation for any of our product candidates, we will have to rely on other rights and protections.

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

None of our product candidates currently in active development have obtained orphan drug designation. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Our corporate restructuring and the associated headcount reduction announced in November 2018 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On November 7, 2018, we announced that we are implementing a reduction in headcount as part of a corporate restructuring. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our headcount reductions could also harm our ability to attract and retain qualified personnel who are critical to our business, which in turn could prevent us from successfully developing and commercializing our product candidates in the future.

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

We have not historically declared or paid regular cash dividends on our common stock. Although our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, we do not currently intend to pay any regular cash dividends in the foreseeable future. In addition, the terms of the Loan Agreement with Hercules currently, and the terms of any future debt agreements may in the future, preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

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

Item 5.Other Information.

On November 7, 2018, we announced that we are implementing a reduction in headcount as part of a corporate restructuring, after which we expect to have approximately 27 employees. The corporate restructuring follows a comprehensive review of our drug candidate pipeline. We estimate that we will incur charges for one-time termination benefits in connection with this corporate restructuring of approximately $1.5 million to $1.8 million for employee severance, benefits and related costs, all of which are expected to result in cash expenditures.

Our board of directors committed to this course of action on November 4, 2018. The reduction in headcount is expected to be completed by February 2019.

Item 6.Exhibits.

Exhibit Number	Description of Exhibit

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

MERRIMACK PHARMACEUTICALS, INC.

Date: November 7, 2018	By:	/s/ Jean M. Franchi
Jean M. Franchi
Chief Financial Officer
(Principal Financial Officer)