Form 10-K
period 2018-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2019-03-06
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 29, 2018, was $62,302,160.

As of February 27, 2019, there were 13,342,784 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2019 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward‑looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our plans to develop and commercialize our product candidates and diagnostics;
•	our ongoing and planned discovery programs, preclinical studies and clinical trials;
•	the timing of the completion of our clinical trials and the availability of results from such trials;
•	the anticipated cost savings in connection with our restructuring efforts;
•	our plans to explore strategic alternatives;
•	our ability to establish and maintain collaborations for our product candidates;
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

PART I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer by targeting biomarker-defined cancers. Our vision is to ensure that cancer patients and their families live fulfilling lives. Our mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. Our strategy is to (1) understand the biological problems we are trying to solve, (2) design specific solutions against the problems we are trying to solve and (3) develop those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes. We own worldwide development and commercial rights to all of our clinical and preclinical programs.

Our only clinical stage asset in active development is MM-310. MM-310 is an antibody-directed nanotherapeutic that targets the ephrin receptor A2, or EphA2, receptor and contains a novel cytotoxic taxane. The EphA2 receptor is highly expressed in most solid tumor types, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. We are conducting a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 in patients with solid tumors and to identify the maximum tolerated dose.

Our two most promising preclinical programs are MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2, and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5.

On June 25, 2018, we announced top-line results from our global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating the addition of MM-141 (istiratumab) to standard-of-care treatment in patients with previously untreated metastatic pancreatic cancer and high serum levels of the insulin-like growth factor 1, or IGF-1. The CARRIE clinical trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we are not devoting additional resources to and have ceased all of our development activities for MM-141.

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

On November 7, 2018, based on the results of the interim analysis of the randomized Phase 2 SHERLOC clinical trial that were announced on October 19, 2018, we announced that we are discontinuing development of all ongoing MM-121 programs, including terminating the global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer.

On November 7, 2018, we also announced that we were implementing a reduction in headcount as part of a corporate restructuring, after which we expected to have approximately 27 employees. The corporate restructuring followed a comprehensive review of our drug candidate pipeline. The reduction in headcount was completed in February 2019.

In connection with the corporate restructuring, we also announced on November 7, 2018 that we have retained external advisors to explore strategic alternatives.

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

Our Product Candidates

MM-310

MM-310 overview

MM-310 is an antibody-directed nanotherapeutic that encapsulates a newly engineered form of the highly potent chemotherapy docetaxel as a prodrug in an EphA2 targeted liposome. In preclinical studies, MM-310 demonstrated increased antitumor activity in multiple models compared to free docetaxel. In the preclinical studies, EphA2-targeted liposomes delivered the cytotoxic to the tumor while minimizing exposure to healthy tissues. MM-310 is designed to result in prolonged exposure of the active drug at the tumor site and in preclinical studies had a significantly longer half-life than free docetaxel. In a sampling of approximately 200 tumors, EphA2 was found to be expressed in tumor cells, myofibroblasts and/or tumor-associated blood vessels. EphA2 overall prevalence was found to range from 50% to 100% across multiple indications. In cell models, a high level of specificity was observed in the MM-310 EphA2 targeted liposome, with a more than 100-fold increase in liposome cell association when compared to non-targeted liposomes. MM-310 is not approved for any indication by the U.S. Food and Drug Administration, or FDA, or any other regulatory agency.

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

MM-310 Phase 1 clinical trial

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary activity in patients with solid tumors and to identify the maximum tolerated dose. Although early data from the clinical trial from the every three week dosing schedule regimen showed signs of encouraging antitumor activity in four patients, emerging cumulative grade 3 peripheral neuropathy following multiple cycles of treatment was observed in three patients. Pharmacokinetic and preclinical data indicate that lengthening the time between dosing may improve the tolerability of MM-310. As a result, on November 7, 2018, we announced an amendment to the clinical trial to extend the dosing interval of MM-310 from every three weeks to every four weeks.

On March 6, 2019, we provided an update regarding the patients dosed on the amended protocol, noting that three patients have been enrolled in the 360 mg every four weeks dose cohort under the amended protocol, which matches the highest dose level reached during the prior version of the protocol at every three weeks. As of March 4, 2019, all three patients in the 360 mg every four weeks dose cohort continued to be treated in the study: one patient had completed 98 days of treatment and received four cycles of MM-310, reaching stable disease as a best response to date; the second patient had completed 56 days of treatment and received two cycles of MM-310; and the third patient received the first dose 21 days prior. Importantly, no instances of grade 3 peripheral neuropathy were reported in this cohort. If all three patients in the 360 mg every four weeks dose cohort successfully complete the observation period for dose-limiting toxicities, which is expected to occur in mid-March, we would plan to begin enrolling the next dose-escalation cohort at 420 mg of MM-310 every four weeks.

MM-310 diagnostic development

We utilize a validated test to retrospectively evaluate patients for EphA2 receptor expression in our ongoing Phase 1 clinical trial of MM-310.

Preclinical Product Candidates

We are developing preclinical product candidates for a range of solid tumor indications. Our two most promising preclinical programs are MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2, and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5.

CARRIE, SHERLOC and SHERBOC Clinical Trials

We have discontinued development of our MM-121 and MM-141 product candidates based on results from our CARRIE, SHERLOC and SHERBOC clinical trials of such candidates.

MM-121 (seribantumab)

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

We previously evaluated MM-121 in multiple Phase 1 and Phase 2 clinical trials in combination with both chemotherapies and other targeted agents across a wide spectrum of solid tumor patient populations, including patients with ovarian, breast and lung cancers. Over 700 patients were treated with MM-121 in those previous clinical trials. The goal of these clinical trials was to explore the efficacy and safety of MM-121 in combination with other agents and to establish and validate clinically meaningful biomarkers to identify patients most likely to benefit from MM-121.

MM-141

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

In May 2015, we initiated the global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating MM-141 in combination with nab-paclitaxel and gemcitabine, versus nab-paclitaxel and gemcitabine alone, in patients with previously untreated metastatic pancreatic cancer with high serum levels of free insulin-like growth factor 1, or IGF-1. In June 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we are not devoting additional resources to and have ceased all of our development activities for MM-141.

Manufacturing

We do not have any manufacturing facilities or personnel. We have relied on contract manufacturing organizations to manufacture our product candidates in order to meet our operational objectives for clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have also outsourced all fill finish, packaging, labeling and distribution activities. We are not currently planning to manufacture bulk product for any of our product candidates in 2019.

We do not currently have manufacturing arrangements in place for our active product candidates. To the extent we advance any product candidates, we expect that we would identify and qualify manufacturers to provide the active pharmaceutical ingredient and fill finish services as a part of such development.

We are identifying, developing and testing diagnostic assays for predictive biomarkers in an internal laboratory and through collaborations with third-parties. Upon completion of the development of the diagnostic tests, we plan to evaluate external as well as internal options for manufacturing and commercialization of the tests.

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

In addition to any marketed therapies for solid tumors, there are a number of products in late stage clinical development to treat solid tumors. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.

The following table sets forth information about certain solid tumor cancer indications that are eligible for inclusion in our Phase 1 clinical trial of MM-310. The U.S. estimated annual incidence is based on information from the American Cancer Society, Cancer Fact & Figures 2019.

Tumor Type	U.S. Annual Incidence
Lung and bronchus	228,150
Bladder	80,470
Endometrial	61,880
Pancreatic	56,770
Gastric	55,750
Ovarian	22,530
Sarcomas (soft tissue)	12,750

Collaboration and License Agreements

We are party to certain collaboration and license agreements. We consider the following agreements to be material to our business.

Ipsen

On April 3, 2017, we completed the asset sale with Ipsen. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the asset sale agreement, between us and Ipsen, Ipsen acquired our right, title and interest in the commercial business. Pursuant to the asset sale agreement, we received $575.0 million in cash, plus a working capital adjustment of $5.7 million, and are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. Ipsen has agreed pursuant to the asset sale agreement to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications. We also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement between Ipsen and Les Laboratoires Servier SAS, or Servier (as assignee from Shire plc), which we refer to as the Servier agreement. To date, we have received $28.0 million of the potential $33.0 million in milestone payments under the Servier agreement. We entered into the Servier agreement in 2014, and on April 3, 2017, the Servier agreement was assigned to Ipsen in connection with the completion of the sale of the commercial business.

In connection with the asset sale, we entered into a sublease agreement with Ipsen under which Ipsen is subleasing approximately 64,550 square feet of our leased space in Cambridge, Massachusetts through the end of our lease term on June 30, 2019.

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

As of January 31, 2019, we owned or controlled a total of 15 issued U.S. patents and 121 corresponding issued foreign patents, in addition to 25 pending U.S. patent applications and 113 pending patent applications in the rest of the world. We intend to continue to protect our proprietary technology with additional filings as appropriate. We do not have patents or patent applications in every jurisdiction where there is a potential commercial market for our product candidates. We continually evaluate our patent portfolio and patent strategy and believe our owned and licensed patents and patent applications, as well as applicable periods of regulatory exclusivity available after new product approval, provide us with a competitive advantage; however, if markets where we do not have patents or patent applications become commercially important, our business may be adversely affected.

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

MM-310

We have an exclusive license to pending patent applications covering the MM-310 composition through at least 2037 (if issued) from the University of California. In addition, we own multiple pending patent applications covering the MM-310 liposome composition, companion diagnostic technology for MM-310 and therapeutic uses of MM-310 through at least 2037 (if issued). Our latest-expiring granted patent covering the composition or use of MM-310 in the United States will expire in 2031, and the latest-expiring granted patent covering MM-310 in one or more countries outside the United States will expire in 2031. The expiration dates above do not include any additional exclusivity available after product approval from patent term extension, supplemental protection certificates and/or pediatric exclusivity.

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

Generally, the process required by the FDA before a drug or biological product may be marketed in the United States involves the following:

•	completion of preclinical laboratory tests and animal studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	completion of process development and manufacturing studies in compliance with current good manufacturing practices, or cGMP, requirements;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
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

•

Phase 2: The investigational drug or biological product is administered to a limited patient population to identify common adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. This phase may include administration of the investigational drug to patients with concomitant disease conditions.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s pharmacology chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs and BLAs is subject to a substantial application user fee, currently $2,588,478 for an application requiring clinical data for fiscal year 2019, and the sponsor of an approved NDA or BLA is also subject to annual product or program fees, currently $309,915 per program. These fees may be increased or decreased annually.

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

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation is taken into consideration but generally does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

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

Pediatric exclusivity is a type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or patent protection, including the non‑patent and orphan exclusivity. This six month exclusivity may be granted if an application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.

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

The FDA has not yet issued proposed regulations setting forth its interpretation of the BPCIA’s provisions but has issued guidance documents and draft guidance documents related to BPCIA implementation concerning biosimilarity and interchangeability, BLA submission requirements, exclusivity, clinical pharmacology, statistics, labeling and naming. As of February 1, 2019, the FDA has approved 17 biosimilar products for use in the United States. No interchangeable biosimilars have been approved.

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

PMA pathway

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment Class III device for which PMA applications have not been called, are placed in Class III, requiring PMA. The PMA pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA pathway generally takes from one to three years or longer from submission of the application. Most companion diagnostic tests have been classified as Class III devices subject to the PMA pathway.

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

A PMA application also must provide information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee; for fiscal year 2019, the standard fee for review of a PMA is $322,147 and the small business fee for review of a PMA is $80,537.

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

Clinical trials

A clinical trial is almost always required to support a PMA application. All clinical trials of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an Investigational Device Exemption, or IDE, application prior to initiation of investigational use. IVD trials usually do not require an IDE, as the FDA does not judge them to be a significant risk, either because the results do not affect the patients in the study or because obtaining a sample from the patient is not by means of a high risk or invasive procedure. However, for a trial where the IVD result directs the therapeutic care of patients with cancer (companion diagnostics) or the IVD sampling is invasive, we believe that the FDA would consider the investigation to present significant risk and require an IDE.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No. 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all European Union Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No. 536/2014 will become applicable in or after 2019. It will overhaul the current system of approvals for clinical trials in the European Union and is aimed specifically at simplifying and streamlining the approval of clinical trials in the European Union.

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

Employees

As of February 28, 2019, we had 27 full-time employees, of whom 16 are engaged in research and development. None of our employees is represented by a labor union or covered by collective bargaining agreements.

On November 7, 2018, we announced that we were implementing a reduction in headcount as part of a corporate restructuring, after which we expected to have approximately 27 employees. The corporate restructuring followed a comprehensive review of our drug candidate pipeline. The reduction in headcount was completed in February 2019.

We consider our relationship with our employees to be good.

Financial Information

Financial information is provided in our consolidated financial statements included in this Annual Report on Form 10-K and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Information Available on the Internet

We maintain a website with the address www.merrimack.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “SEC Filings” link in the “Investors” section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also make available on our website our corporate governance guidelines, the charters for our audit committee, corporate governance and nominating committee, and organization and compensation committee, and our code of business conduct and ethics, which applies to our directors, officers and employees, and such information is available in print and free of charge to any of our stockholders who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

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

There can be no guarantee that Ipsen will comply with its obligation to use commercially reasonable efforts in connection with the development of ONIVYDE or that the milestones set forth in the Servier agreement will be achieved.

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

Additionally, although the asset sale agreement entitles us to receive certain net milestone payments of up to $33.0 million that may become payable under the Servier agreement, to date we have received only $28.0 million of such net milestone payments. Payment of the remaining $5.0 million is not guaranteed for the milestone related to the first patient dosed in a pivotal clinical trial of ONIVYDE in an indication other than pancreatic cancer, as the satisfaction of such milestone is based on a clinical trial being conducted by Ipsen and Servier and is therefore out of our control.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are engaged in a strategic review process that could significantly impact our future operations and financial position. However, we cannot provide any commitment regarding when or if this process will result in any type of transaction or any other specific action.

On November 7, 2018, we announced that we have initiated a process to evaluate a full range of strategic alternatives to maximize stockholder value and have retained external advisors to assist in this effort. Although this process could result in potential changes to our current business strategy and future operations, we cannot be sure when or if this process will result in any type of transaction or any other specific action by us. Even if we pursue a transaction, such transaction may not be consistent with our stockholders’ expectations or may not ultimately be favorable for our stockholders, either in the shorter or longer term. The review process will require additional resources and costs and may contribute to increased uncertainty, each of which may adversely impact our business and financial position.

We have incurred significant losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss from continuing operations before income tax benefit was $68.5 million for the year ended December 31, 2018 and $118.4 million for the year ended December 31, 2017. As of December 31, 2018, we had an accumulated deficit of $523.3 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses would increase substantially to the extent that we:

•	continue clinical trials of our product candidates;
•	continue the research and development of our other product candidates;
•	seek to discover additional product candidates; and
•	continue to provide the operational, financial and management information systems and personnel to support our product development.

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

We believe that our financial resources as of December 31, 2018 and as a result of the corporate restructuring announced on November 7, 2018, together with other restructuring and cost cutting measures that we could implement in the future, provide us with the potential to fund our operations, including debt service obligations and capital expenditure requirements, into at least the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, and the success of any such future collaborations;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Servier;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

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

On July 2, 2018, we entered into the Loan and Security Agreement, or Loan Agreement, with Hercules Capital, Inc., or Hercules. The Loan Agreement provided for a term loan advance of $15.0 million, which closed on July 2, 2018. The Loan Agreement contains certain events of default, including nonpayment, breach of covenants, representations and warranties, material adverse effect (not including clinical trial failures), insolvency and bankruptcy, judgments, cross default to other indebtedness, and suspension of trading.

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

We might not be able to utilize our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2018, we had federal net operating loss carryforwards of $179.7 million, which begin to expire in 2034, and state net operating loss carryforwards of $263.9 million, which begin to expire in 2031. As of December 31, 2018, we also had federal research and development tax credit carryforwards of $28.8 million and state research and development tax credit carryforwards $18.9 million, which begin to expire in 2022 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused or could be unavailable to offset our future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. If our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

In August 2010, we acquired 12,000,000 shares of Series A preferred stock of Silver Creek in exchange for our grant to Silver Creek of technology licenses. As these shares represented a controlling financial interest, we consolidated Silver Creek in our consolidated financial statements. In the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced our ownership percentage of Silver Creek below 50% and resulted in us deconsolidating Silver Creek from our consolidated financial statements. As a result of the deconsolidation, we now account for our investment in Silver Creek under the equity method of accounting. The carrying value of our shares of Series A preferred stock of Silver Creek was $7.4 million at December 31, 2018. There can be no guarantee that the value of our investment in Silver Creek will not realize a substantial future loss or complete loss of value, which would in turn adversely affect our balance sheet. On a quarterly basis, we review the investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, negative current events or long-term outlooks impacting Silver Creek and/or its programs, planned or announced delays in the clinical development process to advance its programs, a current fair value of investment at a lower value than our investment and/or investors no longer providing financial support or reducing their financial commitment to Silver Creek.

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our product candidates. All of our product candidates are in preclinical and clinical development. Clinical trials of our product candidates may not be successful. If we are unable to successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We invest a significant portion of our efforts and financial resources in the development of our product candidates for the treatment of various types of cancer. All of our product candidates are still in preclinical and clinical development. Our ability to generate meaningful product revenues will depend heavily on the successful development of our product candidates. The success of our product candidates, which include both our product candidates and companion diagnostic candidates, will depend on several factors, including the following:

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

Also, in June 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we are not devoting additional resources to and have ceased all of our development activities for MM-141.

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

Additionally, although the asset sale agreement entitles us to receive certain net milestone payments of up to $33.0 million that may become payable under the Servier agreement, to date we have received only $28.0 million of such net milestone payments. Payment of the remaining $5.0 million is not guaranteed for the milestone related to the first patient dosed in a pivotal clinical trial of ONIVYDE in an indication other than pancreatic cancer, as the satisfaction of such milestone is based on a clinical trial being conducted by Ipsen and Servier and is therefore out of our control.

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

We rely on third-party manufacturers for most of the aspects of the production of our product candidates, including the production of bulk drug substance and fill finish and labeling activities. Although we are discussing arrangements for the manufacture of our product candidates with third parties, we do not currently have agreements for such arrangements in place and may be unable to conclude such agreements or to do so on acceptable terms. Reliance on third-party manufacturers entails risks, including:

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, import, export, sampling and marketing are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. ONIVYDE was our first and only product candidate to receive regulatory approval, and so we have only limited experience in filing and supporting the applications necessary to gain regulatory approvals. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA and other regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA or other regulatory agencies. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

Because our companion diagnostic candidates are at an early stage of development, we cannot yet know what the FDA will require for any of these tests. For MM-310, we are attempting to develop an in vitro companion diagnostic that will help identify patients likely to benefit from the therapy. Whether the FDA will consider this in vitro diagnostic to be an “in vitro companion diagnostic device” that requires simultaneous approval or clearance with the therapeutic will depend on whether the FDA views the diagnostic to be essential to the safety and efficacy of MM-310.

Based on the FDA’s past practice with companion diagnostics, if we are successful in developing a diagnostic for MM-310 or any of our future clinical stage product candidates, we would expect that FDA approval of an in vitro companion diagnostic would be required for approval and subsequent commercialization of each such product candidate. We are not aware of any currently available diagnostics that, if necessary, would otherwise allow us to proceed with the approval and subsequent commercialization of our product candidates despite a delay in or failure of our attempts to develop diagnostics.

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

On November 7, 2018, we announced that we were implementing a reduction in headcount as part of a corporate restructuring, after which we expected to have approximately 27 employees. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our headcount reductions could also harm our ability to attract and retain qualified personnel who are critical to our business, which in turn could prevent us from successfully developing and commercializing our product candidates in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal facilities consist of approximately 99,132 square feet of research and office space located at One Kendall Square in Cambridge, Massachusetts. The lease on our principal facilities expires in June 2019. In connection with the completion of the asset sale, on April 3, 2017, we entered into a sublease with Ipsen, pursuant to which Ipsen is subleasing approximately 64,550 square feet of space in our Cambridge, Massachusetts facility through the end of the term of the lease in June 2019.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the Nasdaq Global Market under the symbol “MACK”.

Holders

As of January 31, 2019, there were approximately 118 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

Although our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, we do not currently intend to pay any regular cash dividends in the foreseeable future, nor have we ever declared or paid any other cash dividends on our common stock.

Item 6. Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

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

Overview

We are a clinical stage biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer by targeting biomarker-defined cancers. Our vision is to ensure that cancer patients and their families live fulfilling lives. Our mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. Our strategy is to (1) understand the biological problems we are trying to solve, (2) design specific solutions against the problems we are trying to solve and (3) develop those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes. We own worldwide development and commercial rights to all of our clinical and preclinical programs.

On April 3, 2017, we began operating as a refocused research and clinical development company in connection with the completion of our previously announced transaction, or the asset sale, with Ipsen S.A., or Ipsen. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the asset sale agreement, between us and Ipsen, Ipsen acquired our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE, our first commercial product, and MM-436, or the commercial business. We received $575.0 million in cash, plus a working capital adjustment of $5.7 million, and are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement between Ipsen and Les Laboratoires Servier SAS, or Servier (as assignee from Shire plc), which we refer to as the Servier agreement. To date, we have received $28.0 million of the potential $33.0 million in milestone payments under the Servier agreement. We entered into the Servier agreement in 2014, and on April 3, 2017, the Servier agreement was assigned to Ipsen in connection with the completion of the asset sale. As a result of the asset sale, the commercial business is accounted for as a discontinued operation for all periods presented.

Our non-commercial assets, including our clinical and preclinical development programs, were not included in the asset sale and remain assets of ours.

Our only clinical stage asset in active development is MM-310. MM-310 is an antibody-directed nanotherapeutic that targets the ephrin receptor A2, or EphA2, receptor and contains a novel cytotoxic taxane. The EphA2 receptor is highly expressed in most solid tumor types, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. We are conducting a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 in patients with solid tumors and to identify the maximum tolerated dose.

Our two most promising preclinical programs are MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2, and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5.

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

On June 25, 2018, we announced top-line results from our global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial evaluating the addition of MM-141 (istiratumab) to standard-of-care treatment in patients with previously untreated metastatic pancreatic cancer and high serum levels of the insulin-like growth factor 1, or IGF-1. The CARRIE clinical trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we are not devoting additional resources to and have ceased all of our development activities for MM-141.

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

On November 7, 2018, based on the results of the interim analysis of the randomized Phase 2 SHERLOC clinical trial that were announced on October 19, 2018, we announced that we are discontinuing development of all ongoing MM-121 programs, including terminating the global, double-blinded, placebo-controlled, biomarker-selected, Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer.

On November 7, 2018, we announced that we were implementing a reduction in headcount as part of a corporate restructuring, after which we expected to have approximately 27 employees. The corporate restructuring followed a comprehensive review of our drug candidate pipeline. The reduction in headcount was completed in February 2019.

In connection with the corporate restructuring, we also announced on November 7, 2018 that we have retained external advisors to explore strategic alternatives.

In October and November 2017, we paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of the remaining $60.8 million aggregate principal amount of outstanding convertible notes. The Company paid, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment was recognized in interest expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the convertible notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

As of December 31, 2018, we had unrestricted cash and cash equivalents and marketable securities of $71.3 million. We believe that our financial resources as of December 31, 2018 and as a result of the corporate restructuring announced on November 7, 2018, together with other restructuring and cost cutting measures that we could implement in the future, provide us with the potential to fund our operations, including debt service obligations and capital expenditure requirements, into at least the second half of 2022.

We have never been profitable and, as of December 31, 2018, we had an accumulated deficit of $523.3 million. Our net loss from continuing operations was $60.8 million for the year ended December 31, 2018 and $76.0 million for the year ended December 31, 2017. As a result of the refocusing of our development efforts, as well as completing the closeout of our SHERLOC and SHERBOC clinical trials, we expect our research and development expenses to decrease in the year ending December 31, 2019 as compared to the year ended December 31, 2018. We will still incur research and development expenses for the foreseeable future as we continue to develop our product candidates and further advance our preclinical products and earlier stage research and development projects. Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs. We will need to generate significant revenues to achieve profitability, and we may never do so.

Strategic Partnerships, Licenses and Collaborations

Servier

On September 23, 2014, we entered into the Servier agreement for the development and commercialization of ONIVYDE outside of the United States and Taiwan, or the licensed territory. As part of the Servier agreement, we granted an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize ONIVYDE in the licensed territory. On April 3, 2017, the Servier agreement and all other agreements related to the subject collaboration and any associated obligations, including our agreement related to commercial supply of ONIVYDE, were assigned to Ipsen in connection with the completion of the asset sale. We retained the rights to receive net milestone payments that may become payable pursuant to the Servier agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million, which is comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in a pivotal clinical trial in an indication other than pancreatic cancer. In October 2018, we received a payment of $5.0 million from Ipsen against the milestone related to the first patient dosed in a pivotal clinical trial of ONIVYDE in an indication other than pancreatic cancer as a result of the commencement of a multi-part study that Ipsen and Servier are conducting in patients with small-cell lung cancer. We expect to receive the remaining $5.0 million for such milestone if and when Ipsen and Servier decide to progress to the randomized part of the study focused on efficacy. To date, we have received $28.0 million of the potential $33.0 million in milestone payments under the Servier Agreement.

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

In the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced our ownership percentage in Silver Creek below 50% and resulted in us no longer controlling the Silver Creek board of directors. We determined that we were no longer the primary beneficiary of Silver Creek, as we do not control the board of directors and do not direct the activities that have the most significant impact on Silver Creek’s economic performance. As a result, we deconsolidated Silver Creek from our financial statements on July 13, 2017 and we recorded a gain on the deconsolidation of Silver Creek of $10.8 million for the year ended December 31, 2017 in our consolidated statement of operations and comprehensive loss. Starting on July 14, 2017, we accounted for our investment in Silver Creek under the equity method of accounting as we have the ability to exercise significant influence over Silver Creek. The carrying value of our investment in Silver Creek was $7.4 million and $10.6 million at December 31, 2018 and 2017, respectively.

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

Financial Operations Overview

Revenues

Our revenue through December 31, 2018 has been derived from license fees, milestone payments and research, development, manufacturing and other payments received from collaborations, as well as from sales of ONIVYDE.

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

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. As a result of the refocusing of our development efforts, as well as completing the closeout of our SHERLOC and SHERBOC clinical trials, we expect our research and development expenses to decrease in the year ending December 31, 2019 as compared to the year ended December 31, 2018. We will still incur research and development expenses for the foreseeable future as we continue to develop our product candidates and further advance our preclinical products and earlier stage research and development projects.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical stage product candidate, for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(in thousands)	2018	2017
MM-121	$26,760	$14,082
MM-310	4,297	6,674
Legacy Programs	4,565	16,526
Preclinical, general research and discovery	13,259	23,130
Stock-based compensation	1,093	6,902
Total research and development expenses	$49,974	$67,314

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

The successful development of our clinical and preclinical product candidates is highly uncertain. At this time, other than as discussed below, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash flows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•	the potential benefits of our product candidates over other therapies;
•	our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;
•	clinical trial results;
•	the terms and timing of regulatory approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

In February 2018, we dosed the first patient in our global, double-blinded, placebo-controlled, biomarker-selected Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant, versus fulvestrant alone, in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer. On November 7, 2018, we announced that we are discontinuing development of all ongoing MM-121 programs, including terminating the SHERBOC clinical trial based on the results of the interim analysis of the SHERLOC clinical trial. We expect close out costs to continue through the first quarter of 2019.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary activity in patients with solid tumors and to identify the maximum tolerated dose.

Legacy Programs

In January 2017, we announced the completion of our strategic pipeline review as a result of which many product candidates in our pipeline were put on hold until such time as we determine the conditions are appropriate to invest in them. These molecules include MM-302, MM-151, MM-131 and certain early stage discovery efforts.

In June 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. Based on these results, we are not devoting additional resources to and have ceased all of our development activities for MM-141.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs for employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, including patent-related expenses, and accounting and information technology services. As a result of the further reduction in headcount and refocusing of our development efforts announced in November 2018, we expect our general and administrative expenses to decrease in the year ending December 31, 2019 as compared to the year ended December 31, 2018.

Restructuring expenses

On January 8, 2017, we announced a reduction in headcount by approximately 30% in connection with the asset sale and the completion of our strategic pipeline review. Upon the closing of the asset sale and the completion of our strategic pipeline review, we had approximately 80 employees.

As a result of the restructuring announced on January 8, 2017 in connection with the asset sale, for the year ended December 31, 2017, we recognized total restructuring expenses of $9.5 million, which was related to contractual termination benefits for employees with pre-existing severance arrangements. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The majority of these payments were made during the second quarter of 2017. The remaining payments represent severance payments that were paid over one year and completed in 2018. The expense of $9.5 million was included in discontinued operations, as the costs are directly associated with the sale of the commercial business.

On November 7, 2018, we announced that we were implementing a reduction in headcount as part of a corporate restructuring, after which we expected to have approximately 27 employees. The corporate restructuring followed a comprehensive review of our drug candidate pipeline. As a result of the restructuring announced on November 7, 2018, we recognized total restructuring expenses of $1.3 million as of December 31, 2018, which was related to one-time employee termination benefits. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately $0.4 million of these payments were made during the fourth quarter of 2018. The remaining $0.9 million will be paid over the first half of 2019.

Interest expense

Interest expense for the year ended December 31, 2018 consists primarily of cash and non-cash interest related to the Loan and Security Agreement, or loan agreement, with Hercules Capital, Inc., or Hercules, that we entered into on July 2, 2018. Interest expense for the year ended December 31, 2017 consists primarily of cash and non-cash interest related to our 4.50% convertible notes due 2020, or convertible notes, and our 11.50% senior secured notes due 2022, or 2022 notes.

In October and November 2017, we paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of the remaining $60.8 million aggregate principal amount of outstanding convertible notes. We paid, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment was recognized in interest expense in the consolidated statement of operations and comprehensive loss for year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the convertible notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

In connection with the completion of the asset sale on April 3, 2017, the liability under the 2022 notes was satisfied. As a result of the early repayment of the 2022 notes, a loss on extinguishment of $25.0 million was recognized in interest expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. The $25.0 million loss on extinguishment included a $20.1 million prepayment penalty and $4.9 million of amortization expense recognized for the remaining debt discount at settlement as a result of the early repayment.

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

Stock-based compensation expense

We account for our stock-based compensation awards in accordance with Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. For stock options granted to employees and to members of our board of directors for their service on the board of directors, we estimate the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of our common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option and the expected dividend yield of our common stock. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date and is adjusted quarterly to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

We measure stock-based awards granted to non-employee consultants based on the fair value of the award on the date on which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option pricing model.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

	Years Ended December 31,
(in thousands)	2018	2017
Operating expenses:
Research and development expenses	$49,974	$67,314
General and administrative expenses	15,601	28,452
Total operating expenses	65,575	95,766
Loss from continuing operations	(65,575)	(95,766)
Interest income	1,299	895
Interest expense	(956)	(34,650)
Gain on deconsolidation of Silver Creek	—	10,848
Gain on sale of asset	—	1,703
Other (expense) income, net	(3,230)	(1,433)
Net loss from continuing operations before income tax benefit	(68,462)	(118,403)
Income tax benefit	7,695	42,399
Net loss from continuing operations	$(60,767)	$(76,004)

Research and development expenses

Research and development expenses were $50.0 million for the year ended December 31, 2018 compared to $67.3 million for the year ended December 31, 2017, a decrease of $17.3 million, or 26%. This decrease was primarily attributable to:

•

$21.8 million decrease in expenses related to our preclinical, general research and discovery and legacy programs related to the refocus of our early stage development spend and prioritization of our most advanced programs;

•	$5.8 million decrease in stock-based compensation related to reduction in headcount; and
•	$2.4 million decrease in expenses related to the timing and activity and services incurred related to the ongoing MM-310 Phase 1 clinical trial; offset by
•	$12.7 million increase in expenses related to the progression of the MM-121 clinical trials and the timing of manufacturing expenses due to the nature of when runs were performed.

General and administrative expenses

General and administrative expenses were $15.6 million for the year ended December 31, 2018 compared to $28.5 million for the year ended December 31, 2017, a decrease of $12.9 million, or 45%. This decrease was primarily attributable to a decrease in corporate expenses related to reduced headcount levels and stock-based compensation in 2018 compared to 2017.

Interest income

Interest income was $1.3 million for the year ended December 31, 2018, primarily attributable to the interest income associated with our marketable securities. Interest income was $0.9 million for the year ended December 31, 2017, primarily attributable to our interest bearing cash accounts.

Interest expense

Interest expense was $1.0 million for the year ended December 31, 2018, primarily attributable to the loan agreement with Hercules. Interest expense was $34.7 million for the year ended December 31, 2017, primarily attributable to the settlement of the 2022 notes and an additional make-whole premium payment of approximately $20.1 million.

Gain on deconsolidation

We deconsolidated Silver Creek from our financial statements on July 13, 2017, the date we were no longer the primary beneficiary of Silver Creek, in accordance with ASC 810, Consolidation. As a result, we recorded a gain on the deconsolidation of Silver Creek of $10.8 million in the year ended December 31, 2017 in our consolidated statement of operations and comprehensive loss. There was no gain on deconsolidation recognized in the year ended December 31, 2018.

Other (expense) income, net

Other expense, net was $3.2 million for the year ended December 31, 2018, compared to $1.4 million for the year ended December 31, 2017. The increase was primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek.

Income tax benefit (expense)

We recognized an income tax benefit of $7.7 million and $42.4 million in continuing operations for the years ended December 31, 2018 and 2017, respectively. The 2018 income tax benefit relates to the Servier milestones received, whereas the 2017 income tax benefit relates to the asset sale in 2017.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through December 31, 2018 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. Through December 31, 2018, we have received $580.7 million from the asset sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations, $68.9 million of cash receipts related to ONIVYDE sales, $28.0 million in milestone payments related to the development and commercialization of ONIVYDE and $14.7 million in net borrowings pursuant to the loan agreement with Hercules. As of December 31, 2018, we had unrestricted cash and cash equivalents of $ 71.3 million.

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

On November 8, 2012, we entered into a loan agreement with Hercules. That loan agreement provided for an initial term loan advance of $25.0 million, which closed on November 8, 2012, and an additional term loan advance of $15.0 million, which closed on December 14, 2012 and resulted in aggregate net proceeds of $39.6 million. During the fourth quarter of 2015, we repaid the loans in full in conjunction with the issuance of the 2022 notes. We also paid an additional fee of $1.2 million that was due upon full repayment of the loans, as well as interest accrued through the repayment date.

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

On April 3, 2017, the liability under the 2022 notes was satisfied. As a result of the early repayment of the 2022 notes, a loss on extinguishment of $25.0 million was recognized in interest expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. The $25.0 million loss on extinguishment included a $20.1 million prepayment penalty and $4.9 million of amortization expense recognized for the remaining debt discount at settlement as a result of the early repayment.

On April 3, 2017, pursuant to the asset sale agreement with Ipsen, we retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to the Servier agreement. We entered into the Servier agreement in 2014, and on April 3, 2017, the Servier agreement was assigned to Ipsen in connection with the completion of the sale of the commercial business. To date, we have received $28.0 million of the potential $33.0 million in milestone payments under the asset sale agreement.

In October and November 2017, we paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of the remaining $60.8 million aggregate principal amount of outstanding convertible notes. We paid, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment was recognized in interest expense in the consolidated statement of operations and comprehensive loss for year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the convertible notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

On July 2, 2018, we entered into the loan agreement with Hercules pursuant to which a term loan of up to an aggregate principal amount of $25.0 million is available to us. The loan agreement provides for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at our option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. As a result of the decision to terminate the SHERLOC clinical trial, we do not meet the prerequisite funding conditions for drawing the two additional term loan advances under the loan agreement. We received net proceeds totaling $14.7 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(65,588)	$(125,811)
Net cash (used in) provided by investing activities	(22,598)	576,891
Net cash provided by (used in) financing activities	14,632	(379,163)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(73,554)	$71,917

Operating activities

Cash used in operating activities was $65.6 million during the year ended December 31, 2018. The cash used in operating activities was primarily a result of our $60.8 million net loss from continuing operations and net decrease in assets and liabilities of $7.0 million. The net decrease in operating assets and liabilities during the year ended December 31, 2018 was primarily driven by the increase in prepaid expenses and other assets and decreases in accounts payable, accrued expenses and other and deferred rent and tax incentives. This decrease was offset by non-cash adjustments including $7.7 million benefit from intraperiod tax allocation, $4.1 million in depreciation and amortization, $3.1 million of stock-based compensation expense, $3.1 million in loss on equity method investment, and $0.2 million non-cash activity related to discontinued operations.

Cash used in operating activities was $125.8 million during the year ended December 31, 2017, of which $84.1 million was used by continuing operations and $41.7 million was used by discontinued operations. The cash used in operating activities was primarily a result of our $76.0 million net loss from continuing operations and net decrease in assets and liabilities of $19.6 million. The net decrease in operating assets and liabilities during the year ended December 31, 2017 was primarily driven by the increase in prepaid expenses and other assets offset by decreases in accounts payable and deferred rent. The non-cash adjustments to net loss of $11.5 million resulted in a decrease in cash used, including a $25.3 million non-cash loss on extinguishment, $17.3 million of non-cash activity related to discontinued operations, $12.8 million of stock-based compensation expense, $5.2 million of depreciation and amortization expense and $3.7 million in non-cash interest expense offset by removal of a $42.4 million income tax benefit and $10.8 million gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.

Investing activities

Cash used in investing activities of $22.6 million during the year ended December 31, 2018 was primarily due to purchases of marketable securities totaling $103.1 million, offset by proceeds from maturities and sales of marketable securities totaling $52.5 million and milestone payments relating to the sale of the commercial business totaling $28.0 million.

Cash provided by investing activities of $576.9 million during the year ended December 31, 2017 was primarily due to cash received from the asset sale of $580.7 million, offset by $4.0 million of Silver Creek cash that was deconsolidated in July 2017.

Financing activities

Cash provided by financing activities of $14.6 million during the year ended December 31, 2018 was due to proceeds from the issuance of the note payable related to the loan agreement with Hercules.

Cash used in financing activities of $379.2 million during the year ended December 31, 2017 was primarily due to the $175.0 million used to settle the principle balance of the 2022 notes, $54.7 million used to settle the convertible notes, and $140.0 million dividend paid in May 2017.

Funding requirements

We have incurred significant expenses and operating losses to date, and we expect to continue to incur significant expenses and operating losses for at least the next several years. We anticipate that we would continue to incur significant expenses to the extent that we:

•	continue clinical trials of our product candidates;
•	continue the research and development of our other product candidates;
•	seek to discover additional product candidates; and
•	continue to provide the operational, financial and management information systems and personnel to support our product development.

We believe that our financial resources as of December 31, 2018 and as a result of the corporate restructuring announced on November 7, 2018, together with other restructuring and cost cutting measures that we could implement in the future, provide us with the potential to fund our operations, including debt service obligations and capital expenditure requirements, into at least the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, and the success of any such future collaborations;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Servier;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

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

Borrowings

Loan Agreement

On July 2, 2018, we entered into the loan agreement with certain subsidiaries of ours, the several banks and other financial institutions or entities from time to time parties thereto, which we collectively refer to as Lender, and Hercules, in its capacity as administrative agent and collateral agent for itself and Lender, which we refer to in such capacity as Agent, pursuant to which a term loan of up to an aggregate principal amount of $25.0 million is available to us. The loan agreement provides for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at our option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. As a result of our decision to terminate the SHERLOC clinical trial in October 2018, we do not meet the prerequisite funding conditions for drawing the two additional term loan advances.

The term loan bears interest at an annual rate equal to the greater of 9.25% and 9.25% plus the prime rate of interest minus 5.25%. The loan agreement provides for interest-only payments for eighteen months and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on February 1, 2020 and continuing through August 1, 2021, or the loan maturity date. In addition, we paid a fee of $0.3 million upon closing and are required to pay a fee of 5.55% of the aggregate amount of advances under the loan agreement at maturity. At our option, we may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid during the first 12 months following the initial closing and 1% if the term loan is prepaid any time thereafter but prior to the loan maturity date.

In connection with the loan agreement, we granted Agent a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property but including licenses of and the proceeds from the sale, if any, of intellectual property, and a negative pledge on intellectual property. The loan agreement also contains certain events of default, representations, warranties and non-financial covenants of us. In addition, the loan agreement grants Lender an option to purchase up to an aggregate of $1.0 million of the our equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in any private financing within one year after the initial closing under the loan agreement upon the same terms and conditions afforded to such other investors.

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

In October and November 2017, we paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of the remaining $60.8 million aggregate principal amount of outstanding convertible notes. We paid, in cash, an amount equal to $900 per $1,000 principal amount of convertible notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment was recognized in interest expense in the consolidated statement of operations and comprehensive loss for year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the convertible notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

Certain Contractual Obligations and Commitments

Expenditures to contract research organizations represent a significant cost in clinical development. However, our contracts with these research organizations are cancellable at our option upon short notice and do not have cancellation penalties.

On July 2, 2018, we entered into the loan agreement, as amended, with Hercules pursuant to which a term loan of up to an aggregate principal amount of $25.0 million is available to us. The loan agreement provides for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at our option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. As a result of the decision to terminate the SHERLOC clinical trial, we do not meet the prerequisite funding conditions for drawing the two additional term loan advances under the loan agreement. The term loan bears interest at an annual rate equal to the greater of 9.25% and 9.25% plus the prime rate of interest minus 5.25%. The loan agreement provides for interest-only payments for eighteen months and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on February 1, 2020 and continuing through August 1, 2021. In addition, we paid a fee of $0.3 million upon closing and are required to pay a fee of 5.55% of the aggregate amount of advances under the loan agreement at maturity.

In May 2014, the Massachusetts Life Sciences Center, or the MLSC, awarded us an additional $0.6 million of tax incentives under its Life Science Tax Incentive Program, which allows us to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Due to our failure to meet this headcount target as of December 31, 2016 as a result of our October 2016 corporate restructuring activities, we will be required to repay approximately $0.3 million of this award.

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

Tax Loss Carryforwards

At December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of $179.7 million and $263.9 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2031. We also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $18.9 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2018, we also had available investment tax credits for state income tax purposes of $0.1 million, which began to expire in 2019. We have Orphan Drug Credits of $122.5 million, which begin to expire in 2031.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, or the TCJA. We have recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-30 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

Our consolidated financial statements are set forth on pages F-1 through F-30 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2018)

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

10.9#

Employment Agreement, dated as of August 10, 2017, by and between the Registrant and Jean M. Franchi (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017)

10.10#

Retention Bonus Agreement, dated as of April 3, 2017, by and between the Registrant and Jeffrey A. Munsie (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.11#

Scientific Advisory Board Consulting and Confidentiality Agreement, dated as of February 6, 2018, by and between the Registrant and George D. Demetri (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2018)

10.12#

Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.13

Indenture of Lease, dated as of August 24, 2012, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC), as amended by the First Amendment of Lease, dated as of March 18, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.14

Second Amendment of Lease, dated as of September 12, 2013, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013)

10.15

Third Amendment of Lease, dated as of February 23, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.16

Fourth Amendment of Lease, dated as of July 22, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015)

10.17

Fifth Amendment of Lease, dated as of April 3, 2017, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.18

Sixth Amendment of Lease, dated as of June 9, 2017, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.19

Seventh Amendment of Lease, dated as of February 6, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2018)

10.20

Eighth Amendment of Lease, dated as of February 15, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2018)

10.21

Sublease Agreement, dated as of April 3, 2017, by and between the Registrant and Ipsen Bioscience, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.22†

Exclusive License Agreement, dated as of November 1, 2000, by and between the Registrant (as successor-in-interest to Hermes BioSciences, Inc.) and The Regents of the University of California, as amended on October 6, 2003, September 13, 2006, June 6, 2007 and September 28, 2007 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.23†

Collaboration Agreement, dated as of November 16, 2009, by and between the Registrant and Adimab LLC, as amended on April 27, 2010, June 2, 2010 and October 11, 2011 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.24†

Sublicense Agreement, dated as of June 30, 2008, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.25†

Amended and Restated Collaboration Agreement, dated as of January 24, 2007, by and between the Registrant and Dyax Corp., as amended on July 31, 2008 and November 6, 2009 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.26

Amendment to Amended and Restated Collaboration Agreement, dated as of January 18, 2012, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

Exhibit Number	Description of Exhibit

10.27

Loan and Security Agreement, dated as of July 2, 2018, by and among the Registrant, certain subsidiaries of the Registrant from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2018)

10.28*

Consent and Amendment No. 1 to Loan and Security Agreement, dated as of December 27, 2018, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc.

10.29

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

MERRIMACK PHARMACEUTICALS, INC.

Date: March 6, 2019	By:	/s/ Richard Peters, M.D., Ph.D.
Richard Peters, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Peters, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2019
Richard Peters, M.D., Ph.D.

/s/ Jean M. Franchi	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2019
Jean M. Franchi

/s/ Gary L. Crocker	Chairman of the Board	March 6, 2019
Gary L. Crocker

/s/ George D. Demetri, M.D.	Director	March 6, 2019
George D. Demetri, M.D.

/s/ John M. Dineen	Director	March 6, 2019
John M. Dineen

/s/ Ulrik B. Nielsen, Ph.D.	Director	March 6, 2019
Ulrik B. Nielsen, Ph.D.

/s/ James H. Quigley	Director	March 6, 2019
James H. Quigley

/s/ Russell T. Ray	Director	March 6, 2019
Russell T. Ray

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Merrimack Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Merrimack Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of non-controlling interest and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate this matter are also described in Note 1.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 6, 2019

We have served as the Company’s auditor since 2002.

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$20,079	$93,441
Marketable securities	51,199	—
Restricted cash	584	102
Accounts receivable, net	—	100
Prepaid expenses and other current assets	4,240	1,403
Total current assets	76,102	95,046
Restricted cash	—	674
Property and equipment, net	2,269	6,467
Equity method investment	7,428	10,551
Other assets	2,744	4,588
Total assets	$88,543	$117,326
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$13,677	$17,606
Deferred rent	1,118	2,171
Total current liabilities	14,795	19,777
Deferred rent, net of current portion	—	1,209
Note payable, net of discount	14,873	—
Other long-term liabilities	56	56
Total liabilities	29,724	21,042
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2018 and 2017; no shares issued or outstanding at December 31, 2018 or 2017	—	—
Common stock, $0.01 par value: 30,000 and 20,000 shares authorized at December 31, 2018 and 2017, respectively; 13,343 issued and outstanding at December 31, 2018 and 2017	1,334	1,334
Additional paid-in capital	580,771	577,721
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(523,277)	(482,771)
Total stockholders’ equity	58,819	96,284
Total liabilities and stockholders’ equity	$88,543	$117,326

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except per share amounts)	2018	2017
Operating expenses:
Research and development expenses	$49,974	$67,314
General and administrative expenses	15,601	28,452
Total operating expenses	65,575	95,766
Loss from continuing operations	(65,575)	(95,766)
Other income and expenses:
Interest income	1,299	895
Interest expense	(956)	(34,650)
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	—	10,848
Gain on sale of asset	—	1,703
Other (expense) income, net	(3,230)	(1,433)
Total other income and expenses	(2,887)	(22,637)
Net loss from continuing operations before income tax benefit	(68,462)	(118,403)
Income tax benefit	7,695	42,399
Net loss from continuing operations	(60,767)	(76,004)
Discontinued operations:
Income from discontinued operations, net of tax	20,261	546,872
Net (loss) income	(40,506)	470,868
Net loss attributable to non-controlling interest	—	(1,160)
Net (loss) income attributable to Merrimack Pharmaceuticals, Inc.	$(40,506)	$472,028
Other comprehensive loss:
Unrealized loss on marketable securities	(9)	—
Other comprehensive loss	(9)	—
Comprehensive (loss) income	$(40,515)	$472,028
Amounts attributable to Merrimack Pharmaceuticals, Inc.:
Net loss from continuing operations	$(60,767)	$(74,844)
Income from discontinued operations, net of tax	20,261	546,872
Net (loss) income attributable to Merrimack Pharmaceuticals, Inc.	$(40,506)	$472,028
Basic and dilutive net (loss) income per common share
Net loss from continuing operations	$(4.55)	$(5.66)
Net income from discontinued operations, net of tax	$1.52	41.33
Net (loss) income per share	$(3.03)	$35.67
Weighted-average common shares used in per share calculations—basic and diluted	13,343	13,232

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Non-Controlling Interest

and Stockholders’ Equity (Deficit)

		Common Stock
(in thousands)	Non- Controlling Interest	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2016	$(1,539)	13,020	$1,302	$702,377	$—	$(954,799)	$(251,120)
Exercise of stock options	—	323	32	6,657	—	—	6,689
Consideration allocated to reacquisition of conversion feature on extinguishment of convertible notes due 2020	—	—	—	(4,481)	—	—	(4,481)
Dividend paid	—	—	—	(140,000)	—	—	(140,000)
Issuance of Series C preferred stock by Silver Creek Pharmaceuticals, Inc.	847	—	—	—	—	—	—
Stock-based compensation	—	—	—	13,168	—	—	13,168
Loss attributable to non-controlling interest	(1,160)	—	—	—	—	1,160	1,160
Deconsolidation of non-controlling interest	1,852	—	—	—	—	—	—
Net income	—	—	—	—	—	470,868	470,868
Balance at December 31, 2017	$—	13,343	$1,334	$577,721	$—	$(482,771)	$96,284
Stock-based compensation	—	—	—	3,050	—	—	3,050
Unrealized loss on marketable securities	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	(40,506)	(40,506)
Balance at December 31, 2018	$—	13,343	$1,334	$580,771	$(9)	$(523,277)	$58,819

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net (loss) income	$(40,506)	$470,868
Less:
Income from discontinued operations	20,261	546,872
Loss from continuing operations	(60,767)	(76,004)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	240	3,678
Purchased premiums and interest on marketable securities	(2)	—
Amortization and accretion on marketable securities	(651)	—
Loss on extinguishment of debt	—	25,326
Non-cash activity related to discontinued operations	(171)	17,282
Benefit from intra period tax allocation	(7,695)	(42,399)
Loss on disposal of property and equipment	167	—
Gain on sale of property and equipment	—	(439)
Depreciation and amortization expense	4,074	5,221
Stock-based compensation expense	3,050	12,788
Loss on equity method investment	3,123	849
Gain on deconsolidation of Silver Creek Pharmaceuticals, Inc.	—	(10,848)
Changes in operating assets and liabilities:
Accounts receivable	100	175
Prepaid expenses and other assets	(993)	(8,476)
Accounts payable, accrued expenses and other	(3,801)	(9,278)
Deferred rent	(2,262)	(2,021)
Net cash used in continuing operations for operating activities	(65,588)	(84,146)
Net cash used in discontinued operations for operating activities	—	(41,665)
Net cash used in operating activities	(65,588)	(125,811)
Cash flows from investing activities
Purchase of marketable securities	(103,055)	—
Proceeds from sales and maturities of marketable securities	52,500	—
Purchase of property and equipment	(118)	(915)
Deconsolidation of Silver Creek Pharmaceuticals, Inc.	—	(4,002)
Proceeds on sale of property and equipment	75	1,094
Proceeds from sale of a discontinued operation	28,000	580,714
Net cash (used in) provided by continuing operations for investing activities	(22,598)	576,891
Cash flows from financing activities
Payment of debt extinguishment costs	—	(20,124)
Proceeds from exercise of options and warrants to purchase common stock	—	6,917
Proceeds from issuance of note payable, net of issuance costs	14,632	—
Proceeds from issuance of preferred stock by Silver Creek Pharmaceuticals, Inc.	—	3,994
Repayment of debt	—	(229,662)
Payment of dividend	—	(140,000)
Other financing activities, net	—	(288)
Net cash provided by (used in) financing activities	14,632	(379,163)
Net (decrease) increase in cash, cash equivalents and restricted cash	(73,554)	71,917
Cash, cash equivalents and restricted cash, beginning of period	94,217	22,300
Cash, cash equivalents and restricted cash, end of period	$20,663	$94,217
Non-cash investing and financing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$—	$14
Supplemental disclosure of cash flows
Cash paid for income taxes	$390	$7,926
Cash paid for interest	586	30,966

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Summary of Significant Accounting Policies

Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a clinical stage biopharmaceutical company based in Cambridge, Massachusetts that is outthinking cancer by targeting biomarker-defined cancers. The Company’s vision is to ensure that cancer patients and their families live fulfilling lives. The Company’s mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. The Company’s strategy is to (1) understand the biological problems it is trying to solve, (2) design specific solutions against the problems it is trying to solve and (3) develop those solutions for biomarker-selected patients. This three-pronged strategy seeks to ensure optimal patient outcomes. The Company owns worldwide development and commercial rights to all of its clinical and preclinical programs.

On April 3, 2017, the Company completed the asset sale (the “Asset Sale”) with Ipsen S.A. (“Ipsen”). Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017 (the “Asset Sale Agreement”), between the Company and Ipsen, the Company sold to Ipsen its right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in the Company’s business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE and MM-436 (the “Commercial Business”). The Company received $575.0 million in cash, plus a working capital adjustment of $5.7 million, and is eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. The working capital adjustment of $5.7 million was agreed to with Ipsen and received by the Company in the year ended December 31, 2017. The Company also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement (the “Servier Agreement”) between Ipsen S.A. (“Ipsen”) and Les Laboratoires Servier SAS (“Servier”) (as assignee from Shire plc). The Company entered into the Servier Agreement in 2014, and on April 3, 2017, the Servier Agreement was assigned to Ipsen in connection with the completion of the Asset Sale. The Company’s non-commercial assets, including its clinical and preclinical development programs, were not included in the Asset Sale and remain assets of the Company.

The Company’s only clinical stage asset in active development is MM-310. MM-310 is an antibody-directed nanotherapeutic that targets the ephrin receptor A2 (“EphA2”) receptor and contains a novel cytotoxic taxane. The EphA2 receptor is highly expressed in most solid tumor types, such as prostate, ovarian, bladder, gastric, pancreatic and lung cancers. The Company is conducting a Phase 1 clinical trial to evaluate safety and preliminary activity of MM-310 in patients with solid tumors and to identify the maximum tolerated dose.

The Company’s two most promising preclinical programs are MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2, and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2018, the Company had an accumulated deficit of $523.3 million. During the year ended December 31, 2018, the Company incurred a net loss from continuing operations of $60.8 million and used $65.6 million of cash in continuing operations for operating activities. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities of $71.3 million at December 31, 2018 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

As of March 31, 2017, the Commercial Business met all the conditions to be classified as held-for-sale and represents a discontinued operation since the disposal of the Commercial Business is a strategic shift that will have a major effect on the Company’s operations and financial results. The Company will not have further significant involvement in the operations of the discontinued Commercial Business. The operating results of the Commercial Business are reported as discontinued operations, net of tax in the consolidated statements of operations and comprehensive loss for all periods presented. For additional information, see Note 2, “Discontinued Operations – Sale of Commercial Business.”

The consolidated financial statements have historically included the accounts of the Company and Silver Creek Pharmaceuticals, Inc. (“Silver Creek”) with all intercompany transactions and balances eliminated in consolidation. Silver Creek represented a variable interest entity that the Company consolidated as the primary beneficiary. As discussed in Note 3, “Investment in Silver Creek,” Silver Creek completed a preferred stock financing in the third quarter of 2017, which reduced the Company’s ownership percentage in Silver Creek below 50% and resulted in the Company no longer controlling the Silver Creek board of directors. The Company determined that it is no longer the primary beneficiary of Silver Creek since the Company does not control the board of directors and does not direct the activities that have the most significant impact on Silver Creek’s economic performance. Therefore, the Company deconsolidated Silver Creek from its financial statements in the third quarter of 2017 in accordance with ASC 810, Consolidation. The Company accounts for its investment in Silver Creek under the equity method of accounting as of December 31, 2018 and 2017.

The Company’s consolidated balance sheet as of December 31, 2017 does not include the assets and liabilities of Silver Creek since the Company deconsolidated Silver Creek in the third quarter of 2017. The Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2017 include Silver Creek’s results for the period through July 13, 2017, the day immediately preceding the deconsolidation of Silver Creek.

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

Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$20,079	$93,441
Restricted cash (short-term)	584	102
Restricted cash (long-term)	—	674
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$20,663	$94,217

Restricted cash on the statement of financial position for 2018 and 2017 primarily represents amounts pledged as collateral for operating lease obligations as contractually required.

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these consolidated financial statements include, but may not be limited to, accounting for stock-based compensation and the accrual of research and development expenses. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Certain estimates, such as revenue recognition, estimates of discounts and allowances related to commercial sales of ONIVYDE, estimates utilized in the valuation of inventory and useful lives with respect to long-lived assets and intangible assets, related specifically to the Commercial Business, which has been reclassified under discontinued operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds, commercial paper, corporate notes and bonds and certificates of deposit.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of December 31, 2018 and 2017, the Company’s restricted cash of $0.6 million and $0.8 million, respectively, represents amounts pledged as collateral for operating lease obligations as contractually required.

Marketable Securities

Marketable debt securities consist of investments with original maturities greater than 90 days at their acquisition date. The Company classifies all of its marketable debt securities as available-for-sale securities. The Company’s marketable debt securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income and expenses, net in the consolidated statements of operations and comprehensive loss.

The Company evaluates its marketable debt securities with unrealized losses for other-than-temporary impairment. When assessing marketable debt securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost and depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Asset Classification	Estimated Useful Life (in years)
Lab equipment	3 – 7
IT equipment	3 – 7
Leaseholds improvements	Lesser of useful life or lease term
Furniture and fixtures	3 - 7

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

Revenue Recognition

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this standard as of January 1, 2018 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements because the Company does not have any revenue generating contracts with customers due to the sale of the Commercial Business in 2017. The revenue recognition accounting policy outlined below is in accordance with ASC 605, Revenue Recognition, and relates to the Commercial Business, which has been classified within discontinued operations.

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

All product revenue recognized relates to the Commercial Business and is presented as income from discontinued operations, net of tax in the consolidated statements of operations and comprehensive loss for all periods presented.

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

In September 2014, the Company entered into the Servier Agreement for the development and commercialization of ONIVYDE outside of the United States and Taiwan (the “Licensed Territory”). The Servier Agreement was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements. The Company determined that the obligations under this agreement represent a single unit of accounting and that the agreement represents a services agreement. As a result, the Company has estimated the level of effort expected to be completed as a result of providing the identified deliverables and will recognize revenue related to the agreement based on proportional performance as effort is completed over the expected services period.

The Company also entered into a development, license and supply agreement (the “Actavis Agreement”) with Watson Laboratories, Inc. (“Actavis”) in November 2013, which was evaluated under the accounting guidance on revenue recognition for multiple-element arrangements.

All operating results recognized related to the Servier Agreement and Actavis Agreement are presented as income from discontinued operations, net of tax in the consolidated statements of operations and comprehensive loss for all periods presented. Both the Servier Agreement and Actavis Agreement were assigned to Ipsen in connection with the completion of the Asset Sale.

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

Other Revenues

Prior to the Asset Sale, the Company was a party to separate commercial supply agreements with Servier and PharmaEngine, Inc. (“PharmaEngine”) pursuant to which the Company supplied ONIVYDE to these entities. Revenue was recognized under these commercial supply arrangements when the counterparty took delivery of the commercial supply product and when the other general revenue recognition criteria outlined above were met. The Servier and PharmaEngine supply agreements were assigned to Ipsen in connection with the completion of the Asset Sale.

The Company was also eligible to receive royalty revenues on Servier’s net sales of ONIVYDE in the Licensed Territory. The Company recognizes royalty revenues in the period that the related sales occur.

All other revenue recognized relates to the Commercial Business and is presented as income from discontinued operations, net of tax in the consolidated statements of operations and comprehensive loss for all periods presented.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. For stock options granted to employees and to members of the Company’s Board of Directors for their service on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires the Company to make assumptions with respect to the expected term of the option, the expected volatility of the Company’s common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option and the expected dividend yield of the Company’s common stock. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date and is adjusted quarterly to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

The Company measures stock-based awards granted to non-employee consultants based on the fair value of the award on the date on which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option pricing model.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized losses on available-for-sale marketable debt securities.

Other (Expense) Income, Net

The Company records other income or expense related to the Company’s proportionate share of losses from its equity investment in Silver Creek, and other income or expense-related items as components of “Other (expense) income, net” within the consolidated statements of operations and comprehensive loss.

The Company recognized expenses of $3.2 million and $1.4 million in other (expense) income primarily related to the Company’s proportionate share of losses from its equity investment in Silver Creek during the years ended December 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

The FASB issued the following new ASUs, which the Company adopted on January 1, 2018:

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

The adoption of these standards did not have a material impact on the Company’s financial position, results of operations or statement of cash flows.

In January 2018, the Company adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments using a retrospective transition method. This standard requires that cash payments for debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities. Upon adoption of this standard, the Company reclassified approximately $20.1 million of debt extinguishment costs paid in 2017 from cash outflows for operating activities to cash outflows for financing activities in its consolidated statement of cash flows for the year ended December 31, 2017. There was no other material impact to the financial statements upon adoption of the standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes all existing lease accounting guidance within ASC 840, Leases. The new standard requires that lease assets and lease liabilities be recognized by lessees for those leases previously classified as operating leases under ASC 840, with limited exceptions. This update also creates a new definition of a lease and provides guidance as to whether a contract is or contains a lease. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The Company adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The Company reviewed its existing lease contracts and the impact of the new leasing standards on its financial position, consolidated results of operations and disclosures. Upon adoption of the new leasing standards, the Company recognized a lease liability and related right-of-use asset on its consolidated balance sheet related to the lease of its principal research and office space located at One Kendall Square in Cambridge, Massachusetts. The adoption of the new leasing standards did not have a significant impact on the Company’s consolidated balance sheet, as the Company’s primarily lease (that is, its research and office space located at One Kendall Square in Cambridge, Massachusetts) expires in June 2019. The adoption of the new leasing standard is also not expected to have a significant impact on the Company’s consolidated statements of operations or cash flows.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed above, the Company does not believe that the adoption of recently issued standards has or may have a material impact on the Company’s consolidated financial statements or disclosures.

2. Discontinued Operations - Sale of Commercial Business

Ipsen

As of March 31, 2017, the Commercial Business met all the conditions to be classified as held-for-sale and represents a discontinued operation since the disposal of the Commercial Business is a strategic shift that will have a major effect on the Company’s operations and financial results. The Company will not have further significant involvement in the operations of the discontinued Commercial Business. The operating results of the Commercial Business are reported as discontinued operations, net of tax in the consolidated statements of operations and comprehensive loss for all periods presented.

Discontinued Operations

The consolidated financial statements for the years ended December 31, 2018 and 2017 reflect the operations of the Commercial Business as a discontinued operation. Discontinued operations for the years ended December 31, 2018 and 2017 includes the following:

(in thousands)	Years Ended December 31,
	2018	2017
Revenues:
Product revenues, net	$—	$16,135
License and collaboration revenues	—	7,797
Other revenues	—	1,973
Total revenues	—	25,905
Costs and expenses:
Cost of revenues	—	3,890
Research and development expenses	171	3,002
Selling, general and administrative expenses	—	10,907
Restructuring expenses	—	9,535
Total costs and expenses	171	27,334
Other income and expenses:
Interest expense	—	(6,743)
Gain on sale of Commercial Business	28,000	601,670
Income from discontinued operations	$27,829	$593,498
Income tax expense	(7,568)	(46,626)
Total income from discontinued operations	$20,261	$546,872

In connection with the sale of the Commercial Business, the Company retained the right to receive net milestone payments that may become payable related to the development and commercialization of ONIVYDE for up to $33.0 million.

During the year ended December 31, 2018, the Company received $28.0 million of the potential $33.0 million in milestone payments related to the development and commercialization of ONIVYDE. The Company included the $28.0 million in discontinued operations because the amounts directly relate to the Commercial Business, which was classified as a discontinued operation. The disposal of the Commercial Business represented a strategic shift that had a major effect on the Company’s operations and financial results. The Company also recorded $0.2 million of research and development expense in discontinued operations in the year ended December 31, 2018, as this expense is directly associated with the $28.0 million in milestones.

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

During the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, which reduced the Company’s ownership percentage in Silver Creek below 50% and resulted in the Company no longer controlling the Silver Creek board of directors. As of December 31, 2018, the Company’s ownership percentage in Silver Creek was approximately 40%. The Company determined that it is no longer the primary beneficiary of Silver Creek since the Company does not control the board of directors and does not direct the activities that have the most significant impact on Silver Creek’s economic performance. Therefore, the Company deconsolidated Silver Creek from its financial statements on July 13, 2017. Starting on July 14, 2017, the Company accounted for its investment in Silver Creek under the equity method of accounting as it has the ability to exercise significant influence over Silver Creek’s operating and financial policies and controls between twenty and forty-nine percent of the voting shares. Under the equity method of accounting, the Company records its proportionate share of Silver Creek’s net losses in its consolidated statements of operations and comprehensive loss with a corresponding decrease in the carrying value of the investment. Silver Creek continues to be a related party to the Company after deconsolidation.

The Company recorded a gain on the deconsolidation of Silver Creek of $10.8 million for the year ended December 31, 2017 in the consolidated statement of operations and comprehensive loss. On the date of deconsolidation, the fair value of the Company’s investment in Silver Creek exceeded the Company’s share of the net assets of Silver Creek, which generated the gain. On July 14, 2017, the Company recorded its investment in Silver Creek at a fair value of $11.4 million, which was based on a third party valuation report. The gain on deconsolidation includes the following:

(in thousands)
Fair value of the Company's retained investment in Silver Creek	$11,400
Carrying value of non-controlling interest	(1,852)
Derecognition of Silver Creek's net liabilities	1,300
Gain recognized on deconsolidation of Silver Creek	$10,848

As of December 31, 2018 and 2017, the Company held an equity investment in Silver Creek, which was accounted for as an equity method investment. The carrying value of the investment in Silver Creek was $7.4 million and $10.6 million at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company recorded a loss associated with Silver Creek of $3.1 million and $0.8 million, respectively, as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss, representing its proportionate share of Silver Creek’s losses from July 14, 2017 through December 31, 2018. The Company reviews the investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, negative current events or long-term outlooks impacting Silver Creek and/or its programs, planned or announced delays in the clinical development process to advance its programs, a current fair value of investment at a lower value than the Company’s investment and/or investors no longer providing financial support or reducing their financial commitment to Silver Creek. To date, the Company has not recorded any impairment losses.

4. Net (Loss) Income Per Common Share

Basic net (loss) income per share is calculated by dividing the net (loss) income attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of common shares outstanding during the period.

Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options based on the treasury stock method. In a period when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods where a loss is reported, there is no difference in basic and dilutive loss per share.

The Company follows the two-class method when computing net (loss) income per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net (loss) income per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed, or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the years ended December 31, 2018 and 2017, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of December 31, 2018 and 2017.

The stock options are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2018 and 2017 causes such securities to be anti-dilutive. Securities excluded from the calculation of diluted loss per share are shown in the chart below:

	Years Ended December 31,
(in thousands)	2018	2017
Outstanding options to purchase common stock	2,233	1,616

5. License and Collaboration Agreements

Servier

On April 3, 2017, the Servier Agreement was assigned to Ipsen in connection with the completion of the Asset Sale, as discussed in Note 1, “Nature of the Business and Summary of Significant Accounting Policies.” The Company retained the rights to receive net milestone payments that may become payable pursuant to the Servier Agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million. For the year ended December 31, 2018, the Company received $28.0 million of milestone payments.

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

Recurring Fair Value Measurements

The Company’s cash, restricted cash, accounts receivable, prepaid expenses, and other current assets, accounts payable, accrued expenses and variable interest rate note payable are recorded at cost, which approximates fair value due to their short-term nature.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 and the input categories associated with those assets and liabilities:

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,292	$—	$—
Commercial paper		1,998
Totals	$16,292	$1,998	$—

Marketable securities
Commercial paper	$—	$31,766	$—
Corporate debt securities	—	7,479	—
Government securities	—	11,954	—
Totals	$—	$51,199	$—

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$89,310	$—	$—
Totals	$89,310	$—	$—

There were no changes in valuation techniques or transfers between the fair value measurement levels during the years ended December 31, 2018 or 2017. There were no liabilities measured at fair value on a recurring basis as of December 31, 2018.

7. Marketable Securities

The following table summarizes the Company’s marketable securities and cash equivalents as of December 31, 2018:

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$16,292	$—	$—	$16,292
Commercial paper	1,998	—	—	1,998
Total cash equivalents	$18,290	$—	$—	$18,290
Marketable securities:
Commercial paper	$31,766	$—	$—	$31,766
Corporate debt securities	7,487	—	(8)	7,479
Government securities	11,955	—	(1)	11,954
Total marketable securities	$51,208	$—	$(9)	$51,199

As of December 31, 2017, the Company did not hold any marketable securities.

8. Property and Equipment, Net

Property and equipment, net as of December 31, 2018 and 2017 consisted of the following:

	December 31,
(in thousands)	2018	2017
Lab equipment	$13,304	$13,486
IT equipment	3,781	3,853
Leasehold improvements	19,392	20,790
Furniture and fixtures	306	335
Construction in process	—	30
Total property and equipment, gross	36,783	38,494
Less: Accumulated depreciation	(34,514)	(32,027)
Total property and equipment, net	$2,269	$6,467

Depreciation expense was $4.1 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, the Company recognized a $0.2 million loss related to the disposal of property and equipment. There were no significant losses recognized related to the disposal of property and equipment during the year ended December 31, 2017. During the year ended December 31, 2017, the Company recognized a $0.4 million gain on the sale of equipment. There were no significant gains recognized related to the sale of property and equipment during the year ended December 31, 2018.

9. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2018 and 2017 consisted of the following:

	December 31,
(in thousands)	2018	2017
Accounts payable	$1,034	$2,887
Accrued goods and services	2,082	5,663
Accrued clinical trial costs	1,683	3,901
Accrued drug purchase costs	4,245	222
Accrued payroll and related benefits	2,315	2,884
Accrued restructuring expenses	921	628
Income taxes payable	83	—
Accrued dividends payable	—	19
Deferred tax incentives	1,314	1,402
Total accounts payable, accrued expenses and other	$13,677	$17,606

10. Borrowings

Loan Agreement

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

The term loan bears interest at an annual rate equal to the greater of 9.25% and 9.25% plus the prime rate of interest minus 5.25%. The Loan Agreement provides for interest-only payments for eighteen months and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on February 1, 2020 and continuing through August 1, 2021 (the “Loan Maturity Date”). In addition, the Company paid a fee of $0.3 million upon closing and is required to pay a fee of 5.55% of the aggregate amount of advances under the Loan Agreement at maturity. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid during the first 12 months following the initial closing and 1% if the term loan is prepaid any time thereafter but prior to the Loan Maturity Date.

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

Through December 31, 2018, the Company borrowed $15.0 million under the Loan Agreement and incurred $0.4 million of related debt discount and issuance costs, inclusive of the $0.3 million fee paid upon closing. The debt discount and issuance costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Loan Maturity Date to interest expense using the effective-interest method. In addition, the Company accrues the related 5.55% final fee payment of $0.8 million due at maturity to outstanding debt by charges to interest expense using the effective-interest method over the same period. The effective interest rate of the outstanding debt under the Loan Agreement is approximately 12.5%.

As of December 31, 2018, note payable consist of the following:

(in thousands)	December 31, 2018
Note payable	$15,000
Less: current portion	—
Note payable, net of current portion	15,000
Debt discount, net of accretion	(293)
Accretion related to final payment	166
Note payable net of discount, long-term	$14,873

During the year ended December 31, 2018, there were no scheduled principal repayments related to the Loan Agreement.

During the year ended December 31, 2018, the Company recognized $1.0 million of interest expense related to the Loan Agreement.

Estimated future principal payments due under the Loan Agreement are as follows:

(in thousands)	Note Principal Payments
2019	$—
2020	8,402
2021	6,598
Total	$15,000

2022 Notes

In December 2015, the Company closed a private placement of $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022 (the “2022 Notes”) and entered into an indenture (the “U.S. Bank Indenture”) with U.S. Bank National Association as trustee and collateral agent (the “2020 Notes Trustee”). As a result of this placement, the Company received net proceeds of approximately $168.5 million, after deducting private placement and offering expenses payable by the Company. The private placement and offering expenses included $0.9 million of transaction costs that were expensed in accordance with the debt modification guidance per ASC 470, Debt, as further discussed below. The 2022 Notes bear interest at a rate of 11.50% per year, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016. The Company will pay semi-annual installments of principal on the 2022 Notes of $21,875,000 each, subject to adjustment as provided in the 2022 Notes, on June 15 and December 15 of each year, beginning on June 15, 2019. The 2022 Notes will mature on December 15, 2022, unless earlier redeemed or repurchased in accordance with their terms prior to such date.

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

Debt issuance costs incurred by the Company, excluding costs allocated to the debt modification as discussed below, are accounted for as a direct deduction to the carrying value of the 2022 Notes and are amortized to interest expense using the effective interest method over the life of the 2022 Notes. The effective interest rate associated with the 2022 Notes is 12.32%. For the year ended December 31, 2017, interest expense related to the 2022 Notes was approximately $6.7 million. These amounts are included as a component of income from discontinued operations, net of tax in the consolidated statement of operations and comprehensive loss.

In connection with the completion of the Asset Sale on April 3, 2017, the liability under the 2022 Notes was satisfied. As a result of the early repayment of the 2022 Notes, a loss on extinguishment of $25.0 million was recognized in interest expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. The $25.0 million loss on extinguishment included a $20.1 million prepayment penalty and $4.9 million of amortization expense recognized for the remaining debt discount at settlement as a result of the early repayment.

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

Following the repayment and satisfaction in full of the Company’s obligations under the Loan Agreement, which occurred in December 2015, upon any conversion of the Convertible Notes, the Convertible Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.

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

The Wells Fargo Indenture contains customary terms and covenants and events of default with respect to the Convertible Notes. If an event of default (as defined in the Wells Fargo Indenture) occurs and is continuing, the Convertible Notes Trustee by written notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by written notice to the Company and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders will, declare 100% of the principal of and accrued and unpaid interest on the Convertible Notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture), 100% of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. There were no events of default as of or during the years ended December 31, 2018 and 2017.

For the year ended December 31, 2017, interest expense related to the Convertible Notes was $9.2 million. As discussed below, interest expense for the year ended December 31, 2017 includes a loss on extinguishment of $0.3 million associated with the October and November 2017 extinguishment as well as $3.5 million of transaction costs.

In October and November 2017, the Company paid approximately $59.1 million, including $0.7 million for accrued and unpaid interest and $3.8 million of transaction costs, to purchase all of its remaining $60.8 million aggregate principal amount of outstanding Convertible Notes. The Company paid, in cash, an amount equal to $900 per $1,000 principal amount of Convertible Notes purchased, plus accrued and unpaid interest to, but not including, the date of purchase. A loss on extinguishment of $0.3 million was recognized in interest expense in the consolidated statement of operations and comprehensive loss for year ended December 31, 2017. The $0.3 million loss on extinguishment represents the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the Convertible Notes, based on the fair value of that component at the time of settlement, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $4.2 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the conversion were allocated to the liability and equity components and resulted in an additional $3.5 million of interest expense and a $0.3 million reduction on additional paid-in capital.

11. Restructuring Activities

On January 8, 2017, the Company announced a reduction in headcount by approximately 30% in connection with the Asset Sale and the completion of its strategic pipeline review. Upon the closing of the Asset Sale and the completion of its strategic pipeline review, the Company had approximately 80 employees.

Under this corporate restructuring, the Company recognized total restructuring expenses of $9.5 million for the year ended December 31, 2017, which was related to contractual termination benefits for employees with pre-existing severance arrangements. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The majority of these payments were made during the second quarter of 2017. The remaining payments represent severance payments that were paid over one year and completed in 2018. The expense of $9.5 million was included as a component of income from discontinued operations, net of tax in the consolidated statements of operations and comprehensive loss, as the costs are directly associated with the Asset Sale.

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring, after which the Company expected to have approximately 27 employees. The corporate restructuring followed a comprehensive review of the Company’s drug candidate pipeline.

Under this corporate restructuring, the Company recognized total restructuring expenses of $1.3 million for the year ended December 31, 2018 consisting of one-time employee termination benefits of $1.0 million recorded in research and development expense and $0.3 million recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately $0.4 million of these payments were made during the fourth quarter of 2018. The remainder will be paid over the first half of 2019.

The following table summarizes the charges related to the restructuring activities as of December 31, 2018 and 2017:

(in thousands)	Accrued Restructuring Expenses at December 31, 2017	Expenses	Less: Payments	Accrued Restructuring Expenses at December 31, 2018
Severance, benefits and related costs due to workforce reduction	$628	$1,289	$(996)	$921
Totals	$628	$1,289	$(996)	$921

(in thousands)	Accrued Restructuring Expenses at December 31, 2016	Expenses	Less: Payments	Accrued Restructuring Expenses at December 31, 2017
Severance, benefits and related costs due to workforce reduction	$774	$9,521	$(9,667)	$628
Totals	$774	$9,521	$(9,667)	$628

12. Common Stock

As of December 31, 2018, the Company had 30.0 million shares of $0.01 par value common stock authorized. As of December 31, 2017, the Company had 20.0 million shares of $0.01 par value common stock authorized. There were approximately 13.3 million and 13.3 million shares of common stock issued and outstanding as of December 31, 2018 and 2017, respectively.

13. Stock-Based Compensation

In 2008, the Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) for employees, officers, directors, consultants and advisors. The 2011 Stock Incentive Plan (the “2011 Plan”) became effective upon closing of the Company’s initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board of Directors of the Company and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Additional shares also become available for grant by reason of the forfeiture, cancellation, expiration or termination of existing awards. The Company registered 0.5 million, 0.4 million, 0.4 million, 0.4 million and 0.3 million additional shares of common stock related to the 2011 Plan in March 2018, February 2016, February 2015, March 2014 and February 2013, respectively. As of December 31, 2018, there were 0.3 million shares remaining available for grant under the 2011 Plan.

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

During the years ended December 31, 2018 and 2017, the Company issued options to purchase 1.2 million and 2.1 million shares of common stock, respectively. Stock options granted to employees vest over a three-year period. Stock options granted to non-employee directors prior to 2018 generally vested immediately. Stock options granted to non-employee directors in 2018 vest over a one-year period, ending on the earlier of the one-year anniversary of the grant date or the day prior to the Company’s next annual meeting of stockholders after the grant date.

The fair value of stock options granted to employees during the years ended December 31, 2018 and 2017 was estimated at the date of grant using the following assumptions:

	Years Ended December 31,
	2018	2017
Risk-free interest rate	2.3 – 2.9%	1.7 – 2.2%
Expected dividend yield	0%	0%
Expected term	5.3 – 5.8 years	5.0 – 6.1 years
Expected volatility	62 – 64%	64 – 68%

The Company uses the simplified method to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its stock options. Under this approach, the expected term is calculated to be the average of the ten-year contractual term of the option and the weighted-average vesting term of the option, taking into consideration multiple vesting tranches. The computation of expected volatility is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date and is adjusted quarterly to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

The Company recognized stock-based compensation expense during the years ended December 31, 2018 and 2017 as follows:

	Years Ended December 31,
(in thousands)	2018	2017
Employee awards:
Research and development expense	$1,092	$6,902
General and administrative expense	1,958	5,886
Total stock-based compensation expense	$3,050	$12,788

The following table summarizes stock option activity during the year ended December 31, 2018:

(in thousands, except per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,616	$22.07	6.65	$60,031
Granted	1,190	$7.60
Exercised	—	$—
Forfeited	(573)	$19.72
Outstanding at December 31, 2018	2,233	$14.97	7.66	$—
Vested and expected to vest at December 31, 2018	2,233	$14.97	7.66	$—
Exercisable at December 31, 2018	1,049	$22.10	5.77	$—

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2018 and 2017 was $4.47 and $4.07, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2017 was $2.4 million. There were no option exercises during the year ended December 31, 2018.

As of December 31, 2018, there was $5.7 million of total unrecognized stock-based compensation expense related to unvested employee stock options. The Company expects to recognize this expense over a weighted-average period of approximately 2.3 years.

14. Income Taxes

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

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance. The Company finalized its accounting for the TCJA in the year ended December 31, 2018 with immaterial differences from the provisional amounts previously recorded.

Income Taxes

The Company completed the Asset Sale and recorded the income tax implications of the sale in the second quarter of 2017. The Asset Sale generated taxable income for the Company, which has resulted in income tax expense. The Company released a portion of its valuation allowance in the year ended December 31, 2017, as it was able to utilize its net operating loss carryforwards to offset the taxable income generated from the Asset Sale. The Company’s current income tax expense for the year ended December 31, 2017 is $4.2 million, which is comprised of federal AMT of $0.3 million and state income tax of $3.9 million.

The Company received $28.0 million in milestone payments related to the Asset Sale during the year ended December 31, 2018. Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate to continuing operations an income tax benefit for the loss in continuing operations with an offsetting income tax expense to discontinued operations. For the years ended December 31, 2018 and 2017, the Company recognized an income tax benefit of $7.7 million and $42.4 million, respectively, in continuing operations and income tax expense in discontinued operations of $7.6 million and $46.6 million, respectively.

The Company’s current income tax benefit for the year ended December 31, 2018 is $0.1 million, which is comprised of $0.4 million of federal and state income tax expense associated with the additional milestones received and an offsetting tax benefit of $0.5 million related to an AMT credit refund.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2018	2017
Federal income tax at statutory federal rate	21.0%	35.0%
State taxes	6.2	1.7
Permanent differences	(0.1)	(3.0)
Stock-based compensation	(0.4)	(7.2)
Tax Cuts and Jobs Act Impact	0.1	(19.9)
Tax credits	2.5	11.6
Change in deferred state tax rate	—	7.7
Other	—	0.3
Change in valuation allowance	(18.1)	9.9
Total	11.2%	36.1%

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2018 and 2017 are as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets
Net operating losses	$54,407	$43,133
Capitalized research and development expenses	705	847
Credit carryforwards	166,367	164,709
Depreciation	2,725	2,605
Deferred compensation	6,315	5,855
Accrued expenses	655	905
Other temporary differences	2,423	2,145
Installment sale tax basis	14,881	15,868
Total gross deferred tax assets	248,478	236,067
Valuation allowance	(248,478)	(236,067)

At December 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of $179.7 million and $263.9 million, respectively. The Company's existing federal and state net operating loss carryforwards begin to expire in 2031. The Company also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $18.9 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2018, the Company also had available investment tax credits for state income tax purposes of $0.1 million, which began to expire in 2019. The Company has orphan drug credits of $122.5 million, which begin to expire in 2031.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company completed an evaluation of ownership changes through December 31, 2017 to assess whether utilization of the Company’s net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company believes it can utilize all of its existing tax attributes as a result of the analysis. The Company has not performed an evaluation of ownership changes since December 31, 2017. To the extent an ownership change occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

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

In the second quarter of 2017, when the Asset Sale was consummated, the Company determined that it would utilize a portion of its deferred tax assets to offset the income generated from the Asset Sale and released a portion of its valuation allowance. As of December 31, 2018, the Company has evaluated the positive and negative evidence bearing upon the realizability of its remaining deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets. The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2018 and 2017 was as follows:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
December 31, 2017	$414,558	$66,801	$(245,292)	$236,067
December 31, 2018	236,067	12,411	—	248,478

The change in the valuation allowance in in the year ended December 31, 2018 primarily relates to the net operating loss deferred tax assets generated for the current year.

15. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under non-cancelable operating leases. During August 2012, the Company entered into an Indenture of Lease (the “Amended Lease”), which amended and restated its facility lease. The Amended Lease will terminate on June 30, 2019. In accordance with all related amendments, the Company leases in total approximately 99,132 square feet at its corporate headquarters located at One Kendall Square in Cambridge, Massachusetts.

As part of the Amended Lease and subsequent amendments, the landlord agreed to reimburse the Company for a portion of tenant improvements made to the facility. As of December 31, 2018, the Company had received $9.5 million of tenant improvement reimbursements. Tenant improvement reimbursements are recorded within deferred rent and are amortized over the term of the lease as reductions to rent expense.

In May 2016, the Company entered into a sublease agreement (the “Sublease”) whereby a subtenant agreed to lease 8,143 square feet of office and lab space from the Company. The Sublease terminated on June 30, 2018. Rental income received from the subtenant has been classified by the Company as reduction of rent expense.

In connection with the completion of the Asset Sale, on April 3, 2017, the Company entered into a sublease with Ipsen, pursuant to which Ipsen is subleasing approximately 64,550 square feet of space in the Company’s Cambridge, Massachusetts facility through the end of the term of the lease on June 30, 2019. Total future minimum rental payments to be received by the Company from the subtenant as of December 31, 2018 are $2.1 million.

Total rent expense, net of rental income received from subleases, was $0.1 million and $3.6 million for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease commitments on non-cancelable operating leases and scheduled sublease payments as of December 31, 2018 are as follows:

Years ended December 31,	Gross Payments	Scheduled Sublease Payments	Net Payments
2019	$3,209	$2,119	$1,090
Total future minimum lease payments	$3,209	$2,119	$1,090

16. Related Party Transactions

Related parties of the Company held approximately 4% and 4% of the outstanding shares of Silver Creek Series A and Series B preferred stock as of December 31, 2018 and 2017, respectively. No shares of Silver Creek Series C preferred stock issued during 2018 or 2017 were held by related parties of the Company as of December 31, 2018 or 2017.

17. Retirement Plan

On May 31, 2002, the Company established a 401(k) defined contribution savings plan (the “401(k) Plan”) for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The 401(k) Plan permits the Company to contribute at its discretion. For the years ended December 31, 2018 and 2017, the Company made contributions of $0.4 million and $0.8 million, respectively, to the 401(k) Plan.

18. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2018
Research and development expenses	13,106	13,678	12,959	10,231
General and administrative expenses	4,270	3,513	3,777	4,041
Net loss from continuing operations	(17,782)	(17,769)	(12,341)	(12,875)
Income from discontinued operations, net of tax	—	—	16,330	3,931
Net (loss) income	(17,782)	(17,769)	3,989	(8,944)
Net (loss) income attributable to Merrimack Pharmaceuticals, Inc.	(17,782)	(17,769)	3,989	(8,944)
Basic and dilutive net (loss) income per common share
Net loss from continuing operations	(1.33)	(1.33)	(0.92)	(0.97)
Net income from discontinued operations, net of tax	—	—	1.22	0.30
Net (loss) income per share	(1.33)	(1.33)	0.30	(0.67)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2017
Research and development expenses	21,605	19,751	13,598	12,360
General and administrative expenses	5,634	14,798	3,366	4,654
Restructuring expenses	—	—	—	—
Net loss from continuing operations	(29,206)	(29,646)	(5,323)	(11,829)
(Loss) income from discontinued operations, net of tax	(947)	540,485	8,456	(1,122)
Net (loss) income	(30,153)	510,839	3,133	(12,951)
Net (loss) income attributable to Merrimack Pharmaceuticals, Inc.	(29,686)	511,563	3,102	(12,951)
Basic and dilutive net (loss) income per common share
Net loss from continuing operations	(2.20)	(2.18)	(0.40)	(0.89)
Net (loss) income from discontinued operations, net of tax	(0.07)	40.80	0.64	(0.08)
Net (loss) income per share	(2.27)	38.62	0.24	(0.97)