Form 10-K/A
period 2018-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2019-04-30
CIK 1274792

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Merrimack Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2019, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below are the names and certain information about each of our directors as of April 22, 2019. The information presented includes each director’s principal occupation and business experience for the past five years and the names of other public companies of which he has served as a director during the past five years. We believe that all of our directors possess the attributes and characteristics described in “—Board Processes—Director Nomination Process.”

Name	Age	Position
Richard Peters, M.D., Ph.D.	56	President, Chief Executive Officer and Director
Gary L. Crocker (2)	67	Chairman of the Board
George D. Demetri, M.D. (3)	62	Director
John M. Dineen (3)	56	Director
Ulrik B. Nielsen, Ph.D. (1)(2)	47	Director
James H. Quigley (1)	67	Director
Russell T. Ray (1)(3)	72	Director

(1)	Member of the audit committee.
(2)	Member of the corporate governance and nominating committee.
(3)	Member of the organization and compensation committee.

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

George D. Demetri, M.D. has served as a member of our board of directors since November 2017. Since 1986, Dr. Demetri has served as a Professor of Medicine at Harvard Medical School and as a Physician-Scientist Faculty Member at the Dana-Farber Cancer Institute. Dr. Demetri leads a multidisciplinary team at the Dana-Farber/Harvard Cancer Center focused on developing novel therapies for solid tumors, with an emphasis on sarcomas. Dr. Demetri’s research and clinical interests have centered on mechanism-based drug development for solid tumors, and he is a world-renowned expert in the clinical translation of innovative treatment strategies for cancer. Dr. Demetri has contributed to the development of numerous approved therapies, including Gleevec (imatinib), Sutent (sunitinib), Stivarga (regorafenib), Zelboraf (vemurafenib) and Votrient (pazopanib), as well as other new targeted therapies in development. Dr. Demetri also currently serves on the board of directors and scientific advisory board of Blueprint Medicines Corporation. Dr. Demetri holds an M.D. from Stanford University School of Medicine and an A.B. from Harvard College. We believe that Dr. Demetri is qualified to serve on our board of directors due to his more than 25 years of experience as an oncologist and his significant leadership experience on a board of directors and on various scientific and editorial advisory boards.

John M. Dineen has served as a member of our board of directors since June 2015. Mr. Dineen has been an Operating Advisor to Clayton, Dublier & Rice, LLC, a private equity firm, since January 2015. From 1986 to October 2014, Mr. Dineen served in a variety of leadership roles with General Electric Company (“GE”), including as Chief Executive Officer of GE Healthcare, Chief Executive Officer of GE Transportation, President of GE Plastics, General Manager of GE’s Power Equipment business and General Manager of GE’s Appliances, Microwave and Air-Conditioning businesses. Mr. Dineen also currently serves on the board of directors of Cognizant Technology Solutions Corp. and Syneos Health, Inc. Mr. Dineen holds a B.S. from the University of Vermont. We believe that Mr. Dineen is qualified to serve on our board of directors due to his experience in the leadership and management of several businesses, including a large healthcare company.

Ulrik B. Nielsen, Ph.D. has served as a member of our board of directors since January 2015 and is one of our co-founders. Dr. Nielsen led our research and drug discovery in various roles from when he joined us in 2002 to January 2015, including as our Senior Vice President and Chief Scientific Officer from March 2009 until January 2015. Dr. Nielsen has been President and Chief Executive Officer of Tidal Therapeutics, Inc., a biotechnology company, since August 2018. Dr. Nielsen previously served in various capacities at Torque Therapeutics Inc., a biotechnology company, including as President from January 2015 to June 2018, Founder Chairman from November 2017 to June 2018 and Chief Executive Officer from January 2015 to November 2017. Dr. Nielsen also served as Chief Executive Officer of Silver Creek Pharmaceuticals, Inc., a former majority owned subsidiary of ours, from July 2010 to March 2014. Dr. Nielsen also currently serves on the board of directors of Alloy Therapeutics LLC. Dr. Nielsen holds a Ph.D. in molecular biology and an M.S. in biochemistry from the University of Copenhagen. We believe that Dr. Nielsen is qualified to serve on our board of directors due to his extensive knowledge of Merrimack, his leadership and management experience at Merrimack and other biotechnology companies, and his thorough understanding of our business and industry.

James H. Quigley has served as a member of our board of directors since July 2012. Mr. Quigley also currently serves on the boards of directors of Hess Corporation and Wells Fargo & Company. Mr. Quigley retired as a Senior Partner from Deloitte LLP, a global public accounting firm, in June 2012, where he also served as Chief Executive Officer of Deloitte Touche Tohmatsu, Limited (Deloitte’s global network) from June 2007 to June 2011. Mr. Quigley is also a member of the board of directors of the German Marshall Fund of the United States, a trustee of the International Financial Reporting Standards (IFRS) Foundation and a member of the National Advisory Committee of Brigham Young University. Mr. Quigley holds a B.S. and an honorary Doctorate of Business from Utah State University. We believe that Mr. Quigley is qualified to serve on our board of directors due to his expertise in financial reporting and auditing, his experience as a leader of a global firm and his experience working with the boards of directors of a range of public and private companies as their independent auditor.

Russell T. Ray has served as a member of our board of directors since January 2015. Mr. Ray has been a Senior Advisor to HLM Venture Partners, a healthcare venture capital firm, since February 2017. Mr. Ray was also a Senior Advisor to HLM Venture Partners from January 2014 to December 2015 and a Partner from 2003 to December 2013. From January 2016 to February 2017, Mr. Ray was a Managing Director and Vice Chairman of Healthcare Investment Banking at Stifel, Nicolaus & Company, Incorporated, an investment banking firm. From 1999 to 2003, Mr. Ray was a Managing Director and Global Co-Head of Healthcare Investment Banking at Credit Suisse First Boston. From 1987 to 1999, Mr. Ray was a Managing Director and Global Head of Healthcare Investment Banking at Deutsche Bank and its predecessor entities, BT Alex. Brown and Alex. Brown & Sons. Mr. Ray served on the board of directors of Allergan, Inc. from 2003 to 2015. Mr. Ray holds an M.B.A. from the Wharton School at the University of Pennsylvania, an M.S. in evolutionary biology from the University of Pennsylvania and B.S. degrees from the United States Military Academy and the University of Washington. We believe that Mr. Ray is qualified to serve on our board of directors due to his knowledge of the healthcare industry, his financial expertise and his management background as an executive in the financial services industry.

Executives

Our executives, their current positions and their ages as of April 22, 2019 are set forth below:

Name	Age	Position(s)
Richard Peters, M.D., Ph.D.	56	President, Chief Executive Officer and Director
Daryl C. Drummond, Ph.D.	49	Head of Research
Ellen K. Forest	55	Head of Human Resources
Jean M. Franchi	52	Chief Financial Officer and Treasurer
Jeffrey A. Munsie	42	General Counsel, Head of Corporate Operations and Secretary

In addition to Dr. Peters, whose biography is set forth above, the biographies of our executives are as follows:

Daryl C. Drummond, Ph.D. has served as our Head of Research since March 2017. Dr. Drummond served as our Vice President of Discovery from July 2014 to March 2017 and our Senior Director of Nanotherapeutics from October 2009 to July 2014. Dr. Drummond previously served as Director of Liposome Research and Development at Hermes BioSciences, Inc., a biotechnology company that was acquired by Merrimack in October 2009. Prior to joining Hermes BioSciences, Inc. in 2000, Dr. Drummond was a post-doctoral fellow at California Pacific Medical Center, where he focused on lipid-based drug delivery systems. Dr. Drummond is a principal inventor for many of Merrimack’s nanotechnology-based drugs and platform technologies, including ONIVYDE®, which Merrimack sold to Ipsen S.A. (“Ipsen”) in April 2017. Dr. Drummond holds a Ph.D. in biochemistry and a B.S. from Indiana University.

Ellen K. Forest has served as our Head of Human Resources since May 2017. Ms. Forest previously served as a Director of Human Resources at Baxalta, a global biopharmaceutical company, from January 2016 to July 2016. From January 2014 to December 2015, Ms. Forest served as Human Resources Manager at Partners HealthCare System, Inc., a not-for-profit healthcare system. From January 2013 to July 2013, Ms. Forest served as Director at Dovetail Health, a provider of medication management solutions. From 2006 to January 2013, Ms. Forest served as Director of Human Resources at TA Associates Management, LP, a private equity firm. Ms. Forest holds an M.S. in human resources management and a B.S. from Emmanuel College.

Jean M. Franchi has served as our Chief Financial Officer and Treasurer since August 2017. Ms. Franchi previously served as Chief Financial Officer, Treasurer and Secretary at Dimension Therapeutics, Inc., a biotechnology company, from August 2015 to July 2017. From February 2012 to July 2015, Ms. Franchi served as Chief Financial Officer at Good Start Genetics, Inc., a molecular genetics information company. From 1995 to 2011, Ms. Franchi held various positions at Sanofi Genzyme, a global pharmaceutical company, including Senior Vice President of Corporate Finance, Senior Vice President of Business Unit Finance, Vice President of Finance and Controller, Product Line and International Group. Ms. Franchi holds a B.B.A. from Hofstra University and successfully completed the Uniform CPA Examination.

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

Dr. Peters, Dr. Drummond, Ms. Franchi and Mr. Munsie are executive officers and are elected by, and serve at the discretion of, our board of directors.

Board Composition

Our board of directors is currently authorized to have seven members. All of our directors are elected annually for a one year term expiring at the next annual meeting of stockholders. Each director will hold office until his or her successor has been elected and qualified or until his or her earlier death, resignation or removal. Our bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our bylaws also provide that our directors may be removed with or without cause by the affirmative vote of the holders of at least a majority of the votes that all of our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

How Our Board Is Organized

Board Leadership Structure

Our board of directors, upon the recommendation of our corporate governance and nominating committee, has determined that the roles of Chairman of the Board and Chief Executive Officer should be separated at the current time. Accordingly, our board has appointed Mr. Crocker, an independent director within the meaning of Nasdaq Listing Rules, as the Chairman of the Board.

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

Board Committees

Our board of directors has established an audit committee, a corporate governance and nominating committee and an organization and compensation committee, each of which operates under a charter that has been approved by our board. Copies of the committee charters are posted on the Investors section of our website, which is located at investors.merrimack.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Amendment.

Audit Committee

The members of our audit committee are Dr. Nielsen, Mr. Quigley and Mr. Ray. Mr. Quigley chairs the audit committee. Our audit committee’s responsibilities include:

•	appointing, approving the compensation of and assessing the independence of our registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports and other communications from such firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	overseeing our internal audit function;

•	overseeing our risk assessment and risk management policies;

•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;

•	meeting independently with our internal auditors, independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by SEC rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Our board of directors has determined that Mr. Quigley is an “audit committee financial expert” as defined in applicable SEC rules. We believe that the composition of our audit committee meets the requirements for independence under the current Nasdaq Listing Rules and SEC rules and regulations.

The audit committee met five times during 2018.

Corporate Governance and Nominating Committee

The members of our corporate governance and nominating committee are Mr. Crocker and Dr. Nielsen. Mr. Crocker chairs the corporate governance and nominating committee. Our corporate governance and nominating committee’s responsibilities include:

•	identifying individuals qualified to become members of our board;

•	recommending to our board the persons to be nominated for election as directors and to each of our board’s committees;

•	reviewing and making recommendations to our board with respect to our board leadership structure;

•	developing and recommending to our board corporate governance principles; and

•	overseeing an annual evaluation of our board.

The corporate governance and nominating committee met once during 2018.

Organization and Compensation Committee

The members of our organization and compensation committee are Dr. Demetri, Mr. Dineen and Mr. Ray. Mr. Dineen chairs the organization and compensation committee. Our organization and compensation committee’s responsibilities include:

•	reviewing and making recommendations to our board with respect to our Chief Executive Officer’s compensation;

•	reviewing and approving, or making recommendations to our board with respect to, the compensation of our other executive officers;

•	overseeing an evaluation of our executive officers;

•	overseeing and administering our cash and equity incentive plans;

•	reviewing and making recommendations to our board with respect to director compensation; and

•	reviewing and making recommendations to our board with respect to management succession planning.

The processes and procedures followed by our organization and compensation committee in considering and determining executive and director compensation are described below under “Executive and Director Compensation Processes.”

The organization and compensation committee met ten times during 2018.

Board Meetings and Attendance

Our board of directors met eleven times during 2018. During 2018, each director attended at least 75% of the aggregate of the number of board meetings and the number of meetings held by all committees of our board on which he then served.

Our directors are encouraged to attend our annual meetings of stockholders. Four of our nine directors then serving attended our 2018 Annual Meeting of Stockholders.

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

A copy of the corporate governance guidelines is posted on the Investors section of our website, which is located at investors.merrimack.com.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors, executive officers and holders of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of our records and representations made by the persons required to file these reports, we believe that, during the year ended December 31, 2018, our directors, executive officers and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them.

Code of Business Conduct and Ethics

Our board of directors has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is posted on the Investors section of our website, which is located at investors.merrimack.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Listing Rules concerning any amendments to, or waivers from, any provision of our code of business conduct and ethics.

Item 11. Executive Compensation

Summary Compensation Table

Our “named executive officers” for 2018 are Dr. Peters, our President and Chief Executive Officer, Ms. Franchi, our Chief Financial Officer and Treasurer, and Sergio L. Santillana, M.D., our former Chief Medical Officer. The following table sets forth the total compensation awarded to, earned by or paid to our named executive officers during 2017 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Richard Peters (4)	2018	722,084			1,954,148	610,161	10,042	3,296,435
President and Chief Executive Officer	2017	619,231	900,000	(5)	1,710,400	533,160	15,433	3,778,224
Jean M. Franchi (6)	2018	402,915			390,830	162,173	11,240	967,158
Chief Financial Officer and Treasurer	2017	138,462	100,000	(7)	346,784	53,564	1,781	640,591
Sergio L. Santillana (8)	2018	379,171			390,830	143,327	11,263	924,591
Former Chief Medical Officer	2017	201,923	—		355,815	87,596	6,927	652,261

(1)

The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none). The assumptions that we used to calculate these amounts are discussed in Note 13 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2018.

(2)	The amounts in the “Non-Equity Incentive Plan Compensation” column represent awards to our named executive officers under our annual cash bonus program.
(3)	The amounts in the “All Other Compensation” column represent the value of perquisites and other personal benefits, which are further detailed below for 2018.

Name	401(k) Match ($)	Group Life and Disability Insurance Premium ($)	Stipend ($)(a)	Total ($)
Richard Peters	5,780	3,012	1,250	10,042
Jean M. Franchi	8,100	1,890	1,250	11,240
Sergio L. Santillana	7,001	3,012	1,250	11,263

(a)	Represents the value of a work welfare stipend provided to all employees, including the named executive officers.

(4)	Dr. Peters’ start date was February 6, 2017.
(5)	Reflects a signing bonus paid to Dr. Peters upon joining Merrimack to partially compensate him for benefits that he forfeited as a result of leaving his previous employment.
(6)	Ms. Franchi’s start date was August 21, 2017.
(7)	Reflects a signing bonus paid to Ms. Franchi upon joining Merrimack.
(8)	Dr. Santillana’s start date was June 12, 2017. Dr. Santillana resigned from Merrimack in April 2019.

Narrative to Summary Compensation Table

We use base salaries to recognize the experience, skills, knowledge and responsibilities of our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement that provides for automatic or scheduled increases in base salary.

For 2018, each named executive officer was eligible to receive an annual performance-based cash bonus (“annual cash bonus”) with a target amount equal to a fixed percentage of his or her base salary (“bonus percentage”). Dr. Peters’ target annual cash bonus for 2018 was 65% of his 2018 base salary and was based solely on the achievement of our corporate objectives. Ms. Franchi’s and Dr. Santillana’s target annual cash bonuses for 2018 were 35% of her or his respective 2018 base salary and were based 80% on the achievement of our corporate objectives and 20% on the achievement of specified individual objectives. The board of directors determined retroactively at what level we had achieved our corporate objectives for 2018, and the organization and compensation committee determined retroactively at what level Ms. Franchi and Dr. Santillana had achieved her or his respective individual objectives for 2018.

Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. While we do not currently have any equity ownership guidelines for our named executive officers, we believe that equity grants provide our named executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our named executive officers and our stockholders. Typically, the stock options we grant to our named executive officers vest quarterly over a three year period. Vesting and exercise rights cease shortly after termination of employment, except in the case of death or disability. The exercise price of all stock options granted since the closing of our initial public offering is equal to the fair market value of shares of our common stock on the date of grant, which generally is determined by reference to the closing market price of our common stock on the date of grant.

Outstanding Equity Awards at 2018 Year End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/share)	Option Expiration Date
Richard Peters	87,497	112,503	(1)	14.50	6/5/2027
	56,250	168,750	(2)	10.74	2/14/2028
	—	225,000	(3)	4.15	12/10/2028
Jean M. Franchi	18,750	26,250	(4)	13.20	8/23/2027
	11,250	33,750	(2)	10.74	2/14/2028
	—	45,000	(3)	4.15	12/10/2028
Sergio L. Santillana	22,498	22,502	(5)	13.50	6/12/2027
	11,250	33,750	(2)	10.74	2/14/2028
	—	45,000	(3)	4.15	12/10/2028

(1)	The unvested shares under this option are scheduled to vest in approximately equal quarterly installments through February 6, 2021.
(2)	The unvested shares under this option are scheduled to vest in approximately equal quarterly installments through February 15, 2021.
(3)	The unvested shares under this option are scheduled to vest in approximately equal quarterly installments through December 11, 2021.
(4)	The unvested shares under this option are scheduled to vest in approximately equal quarterly installments through August 21, 2020.
(5)	The unvested shares under this option are scheduled to vest in approximately equal quarterly installments through June 12, 2020.

Employment Agreements

We are a party to employment agreements with each of Dr. Peters and Ms. Franchi. Each of these agreements renews automatically on December 31 of each year for successive one year terms, unless either we or the named executive officer gives notice of non-renewal. We were previously a party to an employment agreement with Dr. Santillana prior to his resignation effective April 12, 2019. The following is a description of the employment agreements that we have with Dr. Peters and Ms. Franchi and that we had with Dr. Santillana prior to his resignation. See “Potential Payments Upon Termination or Change in Control” for a discussion of the Separation and Release of Claims Agreement we entered into with Dr. Santillana in connection with his resignation.

The employment agreements, and the non-disclosure, developments, non-competition and non-solicitation agreements that are incorporated therein, prohibit our named executive officers, during the term of employment and for a period of one year thereafter, from competing with us and soliciting or hiring our employees.

Pursuant to the terms of the employment agreements, our named executive officers currently receive (or in the case of Dr. Santillana, received) the following base salaries, which have been adjusted by our organization and compensation committee and board of directors since our named executive officers originally entered into the employment agreements, and are eligible for the following bonus percentages.

Name	2019 Base Salary ($)(1)	2019 Bonus Percentage
Richard Peters	743,746	65%
Jean M. Franchi	415,003	35%
Sergio L. Santillana	390,546	35%

(1)	Amount reflects adjustment made by our organization and compensation committee and board of directors effective as of January 1, 2019.

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

If a named executive officer’s employment terminates under these circumstances, in each case prior to a change in control, as defined in the employment agreement, we are obligated for a period of 12 months to pay such named executive officer his or her base salary and pay for coverage for such named executive officer under any company sponsored insurance and benefit programs available to our senior management employees. In addition, we would be obligated to pay to each of our named executive officers a pro-rata bonus for the portion of the year in which such named executive officer was employed by us based on his or her average annual bonus payments over each of the three years prior to the year of termination, or such lesser period during which such named executive officer served as one of our executive officers.

If a named executive officer’s employment terminates under these circumstances, in each case within 18 months following a change in control, we are obligated to pay such named executive officer a lump sum amount equal to 36 months of his or her base salary plus a bonus equal to three times the average of his or her annual bonus payments over each of the three years prior to the year of termination, or such lesser period during which such named executive officer served as one of our executive officers, accelerate the vesting of all outstanding stock options, restricted stock or other equity awards granted to the named executive officer and pay for coverage for such named executive officer under any company sponsored insurance and benefit programs available to our senior management employees for a period of 18 months.

In the event of termination of the named executive officer’s employment due to death or disability, the named executive officer (or his or her estate in the event of death) will be eligible to receive a pro-rata bonus for the portion of the year in which such named executive officer was employed by us based on his or her average annual bonus payments over each of the three years prior to the year of termination, or such lesser period during which such named executive officer served as one of our executive officers.

Potential Payments Upon Termination or Change in Control

The following tables set forth information regarding potential payments that each named executive officer who was serving as an executive officer as of December 31, 2018 would have received if the named executive officer’s employment had terminated as of December 31, 2018 under the circumstances set forth below. Dr. Santillana, who resigned effective April 12, 2019, entered into a Separation and Release of Claims Agreement with us as described below that provides for payments as if he had been terminated without cause.

	Termination Without Cause or For Good Reason Prior to a Change in Control
Name	Cash Payment ($)	Value of Benefits ($)
Richard Peters	1,255,244	17,557
Jean M. Franchi	456,479	31,918
Sergio L. Santillana	466,767	2,922

	Termination Without Cause or for Good Reason Within 18 Months Following a Change in Control
Name	Cash Payment ($)	Value of Stock Options with Accelerated Vesting ($)(1)	Value of Benefits ($)
Richard Peters	3,765,731	—	26,335
Jean M. Franchi	1,369,438	—	47,876
Sergio L. Santillana	1,400,301	—	4,384

(1)

The amounts in the “Value of Stock Options with Accelerated Vesting” column represent the value of unvested stock options, calculated by multiplying the number of shares subject to the accelerated portion of the option by the amount (if any) by which $3.86, the closing market price of our common stock on December 29, 2018, exceeds the exercise price of such option.

Name	Termination for Death/Disability Cash Payment ($)
Richard Peters	533,160
Jean M. Franchi	53,564
Sergio L. Santillana	87,596

We entered into a Separation and Release of Claims Agreement (the “Separation Agreement”) with Dr. Santillana on April 15, 2019. Pursuant to the Separation Agreement, in connection with Dr. Santillana’s resignation from his position as Chief Medical Officer, we agreed to:

•

commencing on the first regularly scheduled payroll date following June 11, 2019, continue paying Dr. Santillana’s annual base salary of $390,546 for a period of twelve (12) months following June 11, 2019 (the “Severance Period”);

•

continue paying the share of the premium for Dr. Santillana’s health and dental insurance through the end of the Severance Period that we currently pay on behalf of active and similarly situated employees who receive the same type of coverage and/or to otherwise continue to provide to Dr. Santillana during the Severance Period all employee benefit plans and arrangements available to our senior management employees;

•	on June 11, 2019, pay Dr. Santillana a pro-rated bonus of $32,266; and

•	waive any obligations that Dr. Santillana may have regarding the repayment of tuition reimbursements.

The Separation Agreement also includes a release of claims by Dr. Santillana against us.

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which was $18,500 for 2018. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2018 was up to an additional $6,000 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. Our 401(k) plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. For 2018, we generally matched 50% of employee contributions up to a maximum contribution by us of 3% of the employee’s deferrable income, subject to employer match limitations by the Internal Revenue Service. The match and any earnings thereon generally vest at 25% per year over the first four years of an employee’s employment, after which, any match that is contributed is 100% vested.

DIRECTOR COMPENSATION

Compensation for 2018

The following table sets forth information regarding the total compensation awarded to, earned by or paid to each of our non-employee directors during the year ended December 31, 2018 for their service on our board of directors. The compensation amounts presented in the table below are historical and are not indicative of the amounts we may pay our directors in the future. Richard Peters, our President and Chief Executive Officer, did not receive any compensation for his service as a director. The compensation that we pay to Dr. Peters is discussed under “Executive Compensation” above.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Gary L. Crocker	79,071	43,784	—		122,855
George D. Demetri	52,500	38,311	8,075	(3)	98,886
John M. Dineen	60,000	38,311	—		98,311
Vivian S. Lee (4)	29,060	—	—		29,060
Ulrik B. Nielsen	54,615	38,311	—		92,926
Michael E. Porter (5)	25,681	—	—		25,681
James H. Quigley	67,250	38,311	—		105,561
Russell T. Ray	61,121	38,311	—		99,432

(1)	Fees earned or paid in cash consist of:

•	for Mr. Crocker, $70,000 as a retainer for serving as Chairman of the Board and $9,071 as a retainer for committee membership;

•	for Dr. Demetri, $45,000 as a retainer for board service and $7,500 as a retainer for committee membership;

•	for Mr. Dineen, $45,000 as a retainer for board service and $15,000 as a retainer for committee membership;

•	for Dr. Lee, $20,275 as a retainer for board service and $8,785 as a retainer for committee membership;

•	for Dr. Nielsen, $45,000 as a retainer for board service and $9,615 as a retainer for committee membership;

•	for Dr. Porter, $20,275 as a retainer for board service and $5,406 as a retainer for committee membership;

•	for Mr. Quigley, $45,000 as a retainer for board service and $22,250 as a retainer for committee membership; and

•	for Mr. Ray, $45,000 as a retainer for board service and $16,121 as a retainer for committee membership.

(2)

Amount reflects the aggregate grant date fair value of a stock option granted for service as a director. The grant date fair value was computed in accordance with the provisions of ASC 718 and treated for accounting purposes as employee awards. The assumptions that we used to calculate this amount are discussed in Note 13 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2018.

As of December 31, 2018, the aggregate number of shares of our common stock subject to each non-employee director’s outstanding option awards was as follows: Mr. Crocker, 73,665; Dr. Demetri, 11,890; Mr. Dineen, 25,555; Dr. Nielsen, 291,564; Mr. Quigley, 41,759; and Mr. Ray, 26,685. As of December 31, 2018, neither Dr. Lee nor Dr. Porter had outstanding option awards.

(3)	Reflects amounts paid to Dr. Demetri for his service on our Scientific Advisory Board.
(4)	Dr. Lee’s term expired at our 2018 Annual Meeting of Stockholders. She did not stand for re-election.
(5)	Dr. Porter’s term expired at our 2018 Annual Meeting of Stockholders. He did not stand for re-election.

Director Compensation Arrangements

Our non-employee directors were compensated for their services to our board during 2018, and will continue to be compensated for their services to our board during 2019, as follows:

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

•

an annual stock option grant, granted in connection with each annual meeting of stockholders, to purchase 7,000 shares of our common stock (8,000 shares of our common stock for the Chairman of the Board), provided that if a non-employee director is elected to our board in between annual meetings of stockholders, such director will receive a stock option grant in connection with such election for a pro-rated portion of the annual amount.

In addition, we have reimbursed, and will continue to reimburse, our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our board and committees of our board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 18, 2019 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our current directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days after April 18, 2019 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person, but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, to our knowledge, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 13,342,909 shares of our common stock outstanding as of April 18, 2019. Except as otherwise set forth below, the address of the beneficial owner is c/o Merrimack Pharmaceuticals, Inc., One Kendall Square, Suite B7201, Cambridge, Massachusetts 02139. Beneficial ownership representing less than one percent of our outstanding common stock as of April 18, 2019 is denoted with an “*.”

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
JFL Partners Fund LP (1)	2,446,436	18.34
Newtyn Management, LLC (2)	888,620	6.66
Biotechnology Value Fund, L.P.(3)	721,935	5.41
Named Executive Officers and Directors
Richard Peters (4)	243,747	1.79
Jean M. Franchi (5)	52,500	*
Sergio L. Santillana (6)	56,248	*
Gary L. Crocker (7)	474,448	3.54
George D. Demetri (8)	11,890	*
John M. Dineen (9)	35,555	*
Ulrik B. Nielsen (10)	314,245	2.30
James H. Quigley (11)	47,409	*
Russell T. Ray (12)	27,685	*
All executive officers and directors as a group (10 persons) (13)	1,446,085	10.09

(1)

Based on information provided in a Schedule 13D/A filed on April 17, 2019 (as an amendment to the previously filed Schedule 13 D/As filed on March 14, 2019 and December 19, 2018 and Schedule 13D filed on November 2, 2018) on behalf of JFL Partners Fund LP, a Delaware limited partnership (“JFL Partners”), with respect to the common stock directly and beneficially owned by it; JFL Capital Management LP, a Texas limited partnership (“JFL GP”), as the general partner of JFL Partners; JFL Capital Holdings LLC, a Delaware limited liability company (“JFL Holdings”), as the general partner of JFL GP; JFL Capital Management LLC, a Delaware limited liability company (“JFL Capital Management”), as the investment manager of JFL Partners and a certain managed account (the “JFL Account”); Joseph F. Lawler, M.D., Ph.D., as the Managing Member of each of JFL Holdings and JFL Capital Management; 22NW Fund, LP, a Delaware limited partnership (“22NW Fund”), with respect to the common stock directly and beneficially owned by it; 22NW, LP, a Delaware limited partnership (“22NW”), as the general partner and investment adviser to 22NW Fund; 22NW Fund GP, LLC, a Delaware limited liability company (“22NW GP”), as the general partner of 22NW; Aron R. English, as the Portfolio Manager of 22NW and Managing Member of 22NW GP; Jason M. Aryeh; and Kenneth Lin, M.D. JFL Partners reports that on March 13, 2019, the foregoing reporting persons entered into a Joint Filing and Solicitation Agreement pursuant to which, among other things, the parties agreed to (a) the joint filing on behalf of each of them of statements on Schedule 13D, and any amendments thereto, with respect to our securities and (b) solicit proxies for the election of certain director nominees at the 2019 Annual Meeting of Stockholders. The address of the principal office of each of JFL Partners, JFL GP, JFL Holdings, JFL Capital Management and Dr. Lawler is 2110 Ranch Road 620 S, #341732, Lakeway, Texas 78734. The address of the principal office of each of 22NW Fund, 22NW, 22NW GP and Mr. English is 1455 NW Leary Way, Suite 400, Seattle, Washington 98107. The address of the principal office of Mr. Aryeh is 34 Sumner Road, Greenwich, Connecticut 06831. The address of the principal office of Dr. Lin is 280 Utah Avenue, Suite 250, South San Francisco, California 94080. As of the close of business on April 17, 2019, JFL Partners directly beneficially owned 489,532 shares of common stock. JFL GP, as the general partner of JFL Partners, may be deemed to beneficially own the 489,532 shares of common stock owned by JFL Partners. JFL Holdings, as the general partner of JFL GP, may be deemed to beneficially own the 489,532 shares of common stock owned by JFL Partners. As of the close of business on April 17, 2019, 710,008 shares of common stock were held in the JFL Account. JFL Capital Management, as the investment manager of JFL Partners and the JFL Account, may be deemed to beneficially own the 1,199,540 shares of common stock owned in the aggregate by JFL Partners and held in the JFL Account. Dr. Lawler, as the Managing Member of JFL Capital Management and JFL Holdings, may be deemed to beneficially own the 1,199,540 shares of common stock owned in the aggregate by JFL Partners and held in the JFL Account. As of the close of business on April 17, 2019, 22NW Fund directly beneficially owned 1,241,896 shares of common stock. 22NW, as the general partner and investment adviser to 22NW Fund, may be deemed to beneficially own the 1,241,896 shares of common stock owned by 22NW Fund. 22NW GP, as the general partner of 22NW, may be deemed to beneficially own the 1,241,896 shares of common stock owned by 22NW Fund. Mr. English, as the Portfolio Manager of 22NW and Managing Member of 22NW GP, may be deemed to beneficially own the 1,241,896 shares of common stock owned by 22NW Fund. As of the close of business on April 17, 2019, Dr. Lin directly beneficially owned 5,000 shares of common stock. As of the close of business on April 17, 2019, Mr. Aryeh did not beneficially own any shares of common stock. Each of the foregoing reporting persons may be deemed to be a member of a “group” with the other reporting persons for the purposes of Section 13(d)(3) of the Exchange Act, and such group may be deemed to beneficially own the 2,446,436 shares of common stock owned in the aggregate by all of the reporting persons. Each such reporting person disclaims beneficial ownership of the common stock that he or it does not directly own. By virtue of their respective positions with JFL Partners, each of JFL GP, JFL Holdings, JFL Capital Management and Dr. Lawler may be deemed to have sole power to vote and dispose of the shares of common stock reported owned by JFL Partners. By virtue of their respective positions with the JFL Account, each of JFL Capital Management and Dr. Lawler may be deemed to have sole power to vote and dispose of the shares of common stock held in the JFL Account. By virtue of their respective positions with 22NW Fund, each of 22NW, 22NW GP and Mr. English may be deemed to have sole power to vote and dispose of the shares of common stock reported owned by 22NW Fund. Dr. Lin has the sole power to vote and dispose of the shares of common stock directly beneficially owned by him.

(2)

Based on information provided in a Schedule 13G filed by Newtyn Management, LLC on February 14, 2019. The address of Newtyn Management, LLC is 405 Park Avenue, Suite 1104, New York, New York 10022. Newtyn Management, LLC reports that it holds sole voting power with respect to 888,620 shares and sole dispositive power with respect to 888,620 shares.

(3)

Based on information provided in a Schedule 13G/A filed by Biotechnology Value Fund, L.P. on February 14, 2019 with respect to the following reporting persons: Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Fund II, L.P. (“BVF2”), Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), BVF Partners OS Ltd. (“Partners OS”), BVF Partners L.P. (“Partners”), BVF Inc. and Mark N. Lampert (“Mr. Lampert”). The address of each of BVF, BVF2, Partners, BVF Inc. and Mr. Lampert is 44 Montgomery St., 40th Floor, San Francisco, California 94104. The address of each of Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands. BVF reports that as of the close of business on December 31, 2018 (i) BVF beneficially owned 355,013 shares of Common Stock, (ii) BVF2 beneficially owned 277,992 shares of Common Stock, and (iii) Trading Fund OS beneficially owned 51,349 shares of Common Stock. Partners OS, as the general partner of Trading Fund OS, may be deemed to beneficially own the 51,349 shares of Common Stock beneficially owned by Trading Fund OS. Partners, as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 721,935 shares of Common

Stock beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and a certain Partners managed account (the “Partners Managed Account”), including 37,581 shares of Common Stock held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 721,935 shares of Common Stock beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 721,935 shares of Common Stock beneficially owned by BVF Inc. Partners OS disclaims beneficial ownership of the shares of Common Stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of Common Stock beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Managed Account. BVF reports that it holds sole voting power with respect to 355,013 shares and sole dispositive power with respect to 355,013 shares. BVF2 reports that it holds sole voting power with respect to 277,992 shares and sole dispositive power with respect to 277,992 shares. Trading Fund OS reports that it holds sole voting power with respect to 51,349 shares and sole dispositive power with respect to 51,349 shares. Partners OS reports that it holds sole voting power with respect to 51,349 shares and sole dispositive power with respect to 51,349 shares. Partners reports that it holds sole voting power with respect to 721,935 shares and sole dispositive power with respect to 721,935 shares. BVF Inc. reports that it holds sole voting power with respect to 721,935 shares and sole dispositive power with respect to 721,935 shares. Mr. Lampert reports that he holds sole voting power with respect to 721,935 shares and sole dispositive power with respect to 721,935 shares.
(4)	Consists of 243,747 shares of common stock underlying options that are exercisable as of April 18, 2019 or will become exercisable within 60 days after such date.
(5)	Consists of 52,500 shares of common stock underlying options that are exercisable as of April 18, 2019 or will become exercisable within 60 days after such date.
(6)

Consists of 56,248 shares of common stock underlying options that are exercisable as of April 18, 2019 or will become exercisable within 60 days after such date. Dr. Santillana did not hold any shares of common stock as of April 12, 2019, his last day of employment with us.

(7)

Consists of (i) 22,986 shares of common stock, (ii) 164,296 shares of common stock held by or jointly with Ann Crocker, Mr. Crocker’s wife, (iii) 213,501 shares of common stock held by certain members of Mr. Crocker’s family, certain trusts established for members of Mr. Crocker’s family and certain entities controlled by Mr. Crocker or members of his family and (iv) 73,665 shares of common stock underlying options that are exercisable as of April 18, 2019 or will become exercisable within 60 days after such date. Mr. and Mrs. Crocker, certain members of Mr. Crocker’s family, certain trusts established for members of Mr. Crocker’s family and certain entities controlled by Mr. Crocker or members of his family are parties to a Shareholder Voting Agreement, dated December 20, 2010 (the “Crocker voting agreement”), pursuant to which the parties to the agreement have agreed to vote his, her or its shares as directed by Crocker Ventures, LLC. Mr. Crocker is the President, Manager and Chairman of Crocker Ventures, LLC and in connection therewith shares voting control over all of the shares subject to the Crocker voting agreement.

(8)	Consists of 11,890 shares of common stock underlying options that are exercisable as of April 18, 2019 or will become exercisable within 60 days after such date.
(9)

Consists of (i) 10,000 shares of common stock and (ii) 25,555 shares of common stock underlying options that are exercisable as of April 18, 2019 or will become exercisable within 60 days after such date.

(10)

Consists of (i) 22,681 shares of common stock and (ii) 291,564 shares of common stock underlying options that are exercisable as of April 18, 2019 or will become exercisable within 60 days after such date.

(11)

Consists of (i) 5,650 shares of common stock and (ii) 41,759 shares of common stock underlying options that are exercisable as of April 18, 2019 or will become exercisable within 60 days after such date.

(12)

Consists of (i) 1,000 shares of common stock and (ii) 26,685 shares of common stock underlying options that are exercisable as of April 18, 2019 or will become exercisable within 60 days after such date.

(13)	Includes 995,798 shares of common stock underlying options that are exercisable as of April 18, 2019 or will become exercisable within 60 days after such date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2018. As of December 31, 2018, we had two equity compensation plans, both of which were approved by our stockholders: our 2008 Stock Incentive Plan, as amended, and our 2011 Stock Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,233,302	$14.97	270,474	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,233,302	$14.97	270,474	(1)

(1)

Reflects the total number of shares of our common stock available for future issuance under our 2011 Stock Incentive Plan as of December 31, 2018. Our 2011 Stock Incentive Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year. The annual increase in the number of shares is equal to the lowest of: (i) 450,000 shares of our common stock; (ii) 3.5% of the number of shares of our common stock outstanding on the first day of the fiscal year; and (iii) an amount determined by our board of directors. On January 1, 2019, 450,000 shares of our common stock were added to our 2011 Stock Incentive Plan pursuant to this provision.

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

Since January 1, 2017, we have not engaged in any related person transactions.

Board Determination of Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Rule 5605(a)(2) of the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (ii) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Mr. Crocker, Dr. Demetri, Mr. Dineen, Dr. Nielsen, Mr. Quigley and Mr. Ray, representing six of our seven current directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Our board of directors had previously made a similar determination of independence with respect to Vivian S. Lee and Michael E. Porter, each of whom served as a director until our 2018 Annual Meeting of Stockholders. Our board of directors has also determined that Dr. Nielsen, Mr. Quigley and Mr. Ray, who comprise our audit committee, Mr. Crocker and Dr. Nielsen, who comprise our corporate governance and nominating committee, and Dr. Demetri, Mr. Dineen and Mr. Ray, who comprise our organization and compensation committee, each satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determination, our board of directors considered the relationships that each such non-employee director has with Merrimack, including any transactions of the type described above in “Related Person Transactions,” and all other facts and circumstances our board of directors deemed relevant in determining independence.

Item 14. Principal Accountant Fees and Services

Audit Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2017 ($)	2018 ($)
Audit Fees (1)	1,067,000	603,250
Audit-Related Fees (2)	229,000	7,000
Tax Fees	—	—
All Other Fees (3)	900	2,700

Total Fees	1,296,900	612,950

(1)

Audit Fees are fees for the audit of our 2017 and 2018 consolidated financial statements including audits of the effectiveness of our internal control over financial reporting, reviews of our interim condensed consolidated financial statements and reviews of consolidated financial statements incorporated by reference into our outstanding registration statements.

(2)

Audit-Related Fees are fees that principally relate to assurance services that are also provided by our independent registered public accounting firm. In 2017, these fees primarily include work related to the Current Report on Form 8-K that we filed with the SEC on December 15, 2017. In 2018, these fees relate to services performed in connection with the adoption of the new accounting standard on leases.

(3)	All Other Fees for 2017 and 2018 consist of subscriptions to online accounting research tools.

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

Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

1.1	Sales Agreement, dated as of December 15, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed on December 15, 2017)

2.1	Asset Purchase and Sale Agreement, dated as of January 7, 2017, by and between the Registrant and Ipsen S.A. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2017)

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2018)

4.2	Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

4.3	First Supplemental Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

10.1#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.3#	Form of Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.4#	Form of Non-Qualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.5#	Employment Agreement, dated as of January 17, 2017, by and between the Registrant and Richard Peters (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017)

10.6#	Employment Agreement, dated as of May 4, 2017, by and between the Registrant and Sergio L. Santillana (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.7#	Employment Agreement, dated as of May 1, 2017, by and between the Registrant and Daryl C. Drummond (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.8#	Employment Agreement, dated as of February 24, 2015, by and between the Registrant and Jeffrey A. Munsie (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.9#	Employment Agreement, dated as of August 10, 2017, by and between the Registrant and Jean M. Franchi (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017)

Exhibit Number	Description of Exhibit

10.10#	Retention Bonus Agreement, dated as of April 3, 2017, by and between the Registrant and Jeffrey A. Munsie (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.11#	Scientific Advisory Board Consulting and Confidentiality Agreement, dated as of February 6, 2018, by and between the Registrant and George D. Demetri (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2018)

10.12#	Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.13	Indenture of Lease, dated as of August 24, 2012, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC), as amended by the First Amendment of Lease, dated as of March 18, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.14	Second Amendment of Lease, dated as of September 12, 2013, by and between the Registrant and DWF IV One Kendall, LLC (as successor-in-interest to RB Kendall Fee, LLC) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013)

10.15	Third Amendment of Lease, dated as of February 23, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

10.16	Fourth Amendment of Lease, dated as of July 22, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015)

10.17	Fifth Amendment of Lease, dated as of April 3, 2017, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.18	Sixth Amendment of Lease, dated as of June 9, 2017, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.19	Seventh Amendment of Lease, dated as of February 6, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2018)

10.20	Eighth Amendment of Lease, dated as of February 15, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2018)

10.21	Sublease Agreement, dated as of April 3, 2017, by and between the Registrant and Ipsen Bioscience, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.22†	Exclusive License Agreement, dated as of November 1, 2000, by and between the Registrant (as successor-in-interest to Hermes BioSciences, Inc.) and The Regents of the University of California, as amended on October 6, 2003, September 13, 2006, June 6, 2007 and September 28, 2007 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.23†	Collaboration Agreement, dated as of November 16, 2009, by and between the Registrant and Adimab LLC, as amended on April 27, 2010, June 2, 2010 and October 11, 2011 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.24†	Sublicense Agreement, dated as of June 30, 2008, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.25†	Amended and Restated Collaboration Agreement, dated as of January 24, 2007, by and between the Registrant and Dyax Corp., as amended on July 31, 2008 and November 6, 2009 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.26	Amendment to Amended and Restated Collaboration Agreement, dated as of January 18, 2012, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

Exhibit Number	Description of Exhibit

10.27	Loan and Security Agreement, dated as of July 2, 2018, by and among the Registrant, certain subsidiaries of the Registrant from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2018)

10.28	Consent and Amendment No. 1 to Loan and Security Agreement, dated as of December 27, 2018, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

10.29	Stipulation and Agreement of Settlement and Release, dated as of October 6, 2017, by and among the Registrant, Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, 1992 MSF International Ltd (formerly known as Highbridge International LLC) and 1992 Tactical Credit Master Fund, L.P. (formerly known as Highbridge Tactical Credit & Convertibles Master Fund, L.P.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

101.LAB	XBRL Taxonomy Extension Label Linkbase Database (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K filed on March 6, 2019)

*	Filed herewith.
#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: April 30, 2019	By:	/s/ Richard Peters, M.D., Ph.D.
Richard Peters, M.D., Ph.D.
President and Chief Executive Officer