Form 10-Q
period 2019-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2019-05-10
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	MACK	Nasdaq Global Market

As of May 3, 2019, there were 13,342,909 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$36,542	$20,079
Marketable securities	21,924	51,199
Restricted cash	584	584
Prepaid expenses and other current assets	4,644	4,240
Total current assets	63,694	76,102
Property and equipment, net	1,009	2,269
Equity method investment	7,127	7,428
Other assets	2,523	2,744
Total assets	$74,353	$88,543
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$10,339	$13,677
Note payable	1,475	—
Deferred rent	—	1,118
Total current liabilities	11,814	14,795
Note payable, net of discount and current portion	13,519	14,873
Other long-term liabilities	56	56
Total liabilities	25,389	29,724
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued or outstanding at March 31, 2019 or December 31, 2018	—	—
Common stock, $0.01 par value: 30,000 shares authorized at March 31, 2019 and December 31, 2018; 13,343 shares issued and outstanding at March 31, 2019 and December 31, 2018	1,334	1,334
Additional paid-in capital	581,365	580,771
Accumulated other comprehensive loss	—	(9)
Accumulated deficit	(533,735)	(523,277)
Total stockholders’ equity	48,964	58,819
Total liabilities and stockholders’ equity	$74,353	$88,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Operating expenses:
Research and development expenses	$6,361	$13,106
General and administrative expenses	3,683	4,270
Total operating expenses	10,044	17,376
Loss from operations	(10,044)	(17,376)
Other income and expenses:
Interest income	365	275
Interest expense	(478)	—
Other (expense) income, net	(301)	(681)
Total other income and expenses	(414)	(406)
Net loss	$(10,458)	$(17,782)
Net loss per common share - basic and diluted	$(0.78)	$(1.33)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,343	13,343
Comprehensive loss:
Net loss	$(10,458)	$(17,782)
Unrealized gain (loss) on marketable securities	9	(12)
Comprehensive loss	$(10,449)	$(17,794)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	13,343	$1,334	$580,771	$(9)	$(523,277)	$58,819
Stock-based compensation	—	—	594	—	—	594
Unrealized loss on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(10,458)	(10,458)
Balance at March 31, 2019	13,343	$1,334	$581,365	$—	$(533,735)	$48,964

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	13,343	$1,334	$577,721	$—	$(482,771)	$96,284
Stock-based compensation	—	—	764	—	—	764
Unrealized loss on marketable securities	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(17,782)	(17,782)
Balance at March 31, 2018	13,343	$1,334	$578,485	$(12)	$(500,553)	$79,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(10,458)	$(17,782)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	121	—
Depreciation and amortization expense	1,219	1,239
Gain on sale of property and equipment	(574)	—
Premiums paid on marketable securities	—	(51)
Amortization and accretion on marketable securities	(216)	(141)
Stock-based compensation expense	594	764
Loss on equity method investment	301	746
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(183)	801
Accounts payable, accrued expenses and other	(4,456)	(2,397)
Deferred rent	—	(518)
Net cash used in operating activities	(13,652)	(17,339)
Cash flows from investing activities
Purchase of property and equipment	—	(16)
Proceeds on sale of property and equipment	615	—
Proceeds from maturities and sales of marketable securities	29,500	—
Purchases of marketable securities	—	(41,818)
Net cash provided by (used in) investing activities	30,115	(41,834)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,463	(59,173)
Cash, cash equivalents and restricted cash, beginning of period	20,663	94,217
Cash, cash equivalents and restricted cash, end of period	$37,126	$35,044
Non-cash investing activities
Purchases of property and equipment in accounts payable, accrued expenses and other	$—	$114
Supplemental disclosure of cash flows
Cash paid for income taxes	10
Cash paid for interest	361	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is an early stage biopharmaceutical company based in Cambridge, Massachusetts focused on outthinking cancer by targeting biomarker-defined cancers. The Company’s vision is to ensure that cancer patients and their families live fulfilling lives. The Company’s mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. The Company owns worldwide development and commercial rights to all of its programs.

On April 3, 2017, the Company completed the sale (the “Asset Sale”) to Ipsen S.A. (“Ipsen”) of its right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in the Company’s business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE®, its first commercial product, and MM-436. In connection with the Asset Sale, the Company is eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. The Company also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement (the “Servier Agreement”) between Ipsen and Les Laboratoires Servier SAS (as assignee from Shire plc). The Company entered into the Servier Agreement in 2014, and on April 3, 2017, the Servier Agreement was assigned to Ipsen in connection with the completion of the Asset Sale. To date, the Company has received $28.0 million of the potential $33.0 million in milestone payments under the Servier Agreement.

On November 7, 2018, the Company announced that it had retained external advisors to explore strategic alternatives.

On April 4, 2019, the Company announced that it is discontinuing development of its sole clinical stage program, MM-310, its antibody-directed nanotherapeutic for the treatment of solid tumors. This decision was the result of a comprehensive review of available safety data from its Phase 1 clinical trial of MM-310. Based on emerging data since the amendment of the clinical protocol in late 2018, the Company concluded that the trial would not be able to reach an optimal therapeutic index for MM-310.

On April 4, 2019, the Company also announced that it expects to initiate a workforce reduction as it closes out clinical activities, reflective of its narrowed preclinical pipeline and in line with prior cost-cutting measures.

On April 4, 2019, the Company also announced that, in light of its ongoing strategic process, the Company intends to continue to prudently advance its preclinical immuno-oncology pipeline: MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2, and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, among other things, its ability to secure additional capital to fund operations, success of clinical trials, development by competitors of new technological innovations, dependence on collaborative arrangements, protection of proprietary technology, compliance with government regulations and dependence on key personnel. In addition, the Company is engaged in a process to explore its strategic alternatives, which could result in potential changes to its current business strategy and future operations, but the Company cannot be sure when or if this process will result in any type of transaction or any other specific action by it.

The Company’s product candidates are in preclinical development, and none are approved for any indication by the U.S. Food and Drug Administration (“FDA”) or any other regulatory agency. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies, among others. In addition, the Company is dependent upon the services of its employees and consultants.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2019, the Company had an accumulated deficit of $533.7 million. During the three months ended March 31, 2019, the Company incurred a net loss of $10.5 million and used $13.7 million of cash in operating activities. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities of $58.5 million at March 31, 2019 will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company will ultimately need to seek additional funding through public or private equity or debt financings, through existing or new collaboration arrangements, or through divestitures of its assets. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into additional collaborative arrangements or divest its assets. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements reflect the operations of Merrimack Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Consolidation

The accompanying condensed consolidated financial statements reflect Merrimack Pharmaceuticals, Inc. and its wholly owned subsidiaries.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, its statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 and its statements of cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in the notes related to the three months ended March 31, 2019 and 2018 are unaudited. The results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019.

Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	March 31, 2019	March 31, 2018
Cash and cash equivalents	$36,542	$34,268
Restricted cash in prepaid expenses and other current assets	—	102
Restricted cash (short-term)	584	—
Restricted cash (long-term)	—	674
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$37,126	$35,044

Restricted cash on the statement of financial position for 2019 and 2018 primarily represents amounts pledged as collateral for operating lease obligations as contractually required.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates, assumptions and judgments reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

3. Leases

The Company adopted the new leasing standards on January 1, 2019, using the modified retrospective transition method, which does not require restatement of prior periods, for all the leases existing as of the adoption date. The adoption of the new leasing standards did not have a significant impact on the Company’s consolidated financial statements. As of January 1, 2019, the Company’s only existing lease is the lease of its principal research and office space located at One Kendall Square in Cambridge, Massachusetts, which expires in June 2019.

As of March 31, 2019, the Company has recorded a right-of-use asset of $1.0 million, within prepaid expenses and other current assets on its condensed consolidated balance sheet, which represents the Company’s right to use the underlying asset for the lease term. The Company also recorded a lease liability of $1.6 million, within accounts payable, accrued expenses and other, which represents the Company’s obligation to make lease payments arising from the associated lease. The right-of-use asset and lease liability are calculated using the present value of the lease payments over the expected lease term discounted at an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions. Certain adjustments to the right-of-use asset are required for items such as initial direct costs, prepaid rent and lease incentives.

4. Fair Value of Financial Instruments

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

The following tables show assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$32,440	$—	$—
Totals	$32,440	$—	$—

Marketable securities:
Corporate debt securities	$—	$1,997	$—
Commercial paper	—	16,930	—
Government securities	—	2,997	—
Totals	$—	$21,924	$—

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,292	$—	$—
Commercial paper	—	1,998	—
Totals	$16,292	$1,998	$—

Marketable securities:
Commercial paper	$—	$31,766	$—
Corporate debt securities	—	7,479	—
Government securities	—	11,954	—
Totals	$—	$51,199	$—

During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

The Company’s cash, restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses and variable interest rate note payable are recorded at cost, which approximates fair value due to their short-term nature

5. Marketable Securities and Cash Equivalents

The following table summarizes the Company’s marketable securities and cash equivalents as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$32,440	$—	$—	$32,440
Total cash equivalents	$32,440	$—	$—	$32,440

Marketable securities:
Corporate debt securities	$1,997	$—	$—	$1,997
Commercial paper	16,930	—	—	16,930
Government securities	2,997	—	—	2,997
Total marketable securities	$21,924	$—	$—	$21,924
Total cash equivalents and marketable securities	$54,364	$—	$—	$54,364

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$16,292	$—	$—	$16,292
Commercial paper	1,998	—	—	1,998
Total cash equivalents	$18,290	$—	$—	$18,290

Marketable securities:
Commercial paper	$31,766	$—	$—	$31,766
Corporate debt securities	7,487	—	(8)	7,479
Government securities	11,955	—	(1)	11,954
Total marketable securities	$51,208	$—	$(9)	$51,199

6. Notes Payable

Through March 31, 2019, the Company borrowed $15.0 million under the Loan and Security Agreement (the “Loan Agreement”) by and among the Company, certain subsidiaries of the Company from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto (collectively referred to as “Lender”) and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and Lender, and incurred $0.4 million of related debt discount and issuance costs, inclusive of the $0.3 million fee paid upon closing. The debt discount and issuance costs are being accreted to the principal amount of debt and being amortized from the date of issuance through August 1, 2021 to interest expense using the effective-interest method. In addition, the Company accrues the related 5.55% final fee payment of $0.8 million due at maturity to outstanding debt by charges to interest expense using the effective-interest method over the same period. The effective interest rate of the outstanding debt under the Loan Agreement is approximately 12.7%.

As of March 31, 2019, note payable consisted of the following:

(in thousands)	March 31, 2019
Note payable	$15,000
Less: current portion	(1,475)
Note payable, net of current portion	13,525
Debt discount, net of accretion	(255)
Accretion related to final payment	249
Note payable, net of discount and current portion	$13,519

During the three months ended March 31, 2019, the Company recognized $0.5 million of interest expense related to the Loan Agreement. No interest expense was associated with the Loan Agreement for the three months ended March 31, 2018.

Estimated future principal payments due under the Loan Agreement are as follows as of March 31, 2019:

(in thousands)	Note Principal Payments
Remainder of 2019	$—
2020	8,394
2021	6,606
Total minimum note principal payments	$15,000

7. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Accounts payable	$841	$1,034
Accrued goods and services	2,421	2,082
Accrued clinical trial costs	1,919	1,683
Accrued drug purchase costs	1,114	4,245
Accrued payroll and related benefits	833	2,315
Accrued restructuring expenses	209	921
Income taxes payable	83	83
Deferred tax incentives	1,314	1,314
Lease liability	1,605	—
Total accounts payable, accrued expenses and other	$10,339	$13,677

8. Stock-Based Compensation

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

There were no options granted during the three months ended March 31, 2019. At March 31, 2019, there were 0.8 million shares remaining available for grant under the 2011 Plan.

The Company recognized stock-based compensation expense during the three months ended March 31, 2019 and 2018 as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Employee awards:
Research and development expense	$183	$334
General and administrative expense	411	430
Total stock-based compensation expense	$594	$764

9. Net Loss Per Common Share

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

The Company follows the two-class method when computing net loss per share when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three months ended March 31, 2019 and 2018, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of March 31, 2019 and 2018.

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2018 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three months ended March 31, 2019 and 2018 are shown in the chart below:

	Three Months Ended March 31,
(in thousands)	2019	2018
Outstanding options to purchase common stock	2,148	2,037

10. Restructuring Activities

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring. The corporate restructuring followed a comprehensive review of the Company’s drug candidate pipeline. Under this corporate restructuring, the Company recognized total restructuring expenses of $1.3 million for the year ended December 31, 2018 consisting of one-time employee termination benefits of $1.0 million recorded in research and development expense and $0.3 million recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately $0.4 million of these payments were made during the fourth quarter of 2018 and the accrued remaining payments at December 31, 2018 were approximately $0.9 million.

During the three months ended March 31, 2019, the Company recognized additional restructuring expenses of $0.3 million consisting of one-time employee termination benefits of $0.2 million recorded in research and development expense and $0.1 million recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. During the three months ended March 31, 2019, the Company paid approximately $1.0 million of these restructuring expenses.  The remaining payments of $0.2 million will be paid during the three months ended June 30, 2019.

The following table summarizes the charges related to the restructuring activities as of March 31, 2019 and 2018:

(in thousands)	Accrued Restructuring Expenses at December 31, 2018	Expenses	Less: Payments	Accrued Restructuring Expenses at March 31, 2019
Severance, benefits and related costs due to workforce reduction	$921	$347	$(1,059)	$209
Totals	$921	$347	$(1,059)	$209

(in thousands)	Accrued Restructuring Expenses at December 31, 2017	Expenses	Less: Payments	Accrued Restructuring Expenses at March 31, 2018
Severance, benefits and related costs due to workforce reduction	$628	$—	$(377)	$251
Totals	$628	$—	$(377)	$251

11. Investment in Silver Creek

On August 20, 2010, the Company acquired a controlling financial interest in Silver Creek Pharmaceuticals, Inc. (“Silver Creek”). At such time, the Company had the ability to direct the activities of Silver Creek that most significantly impacted Silver Creek’s economic performance through its ownership percentage and through the board of director seats controlled by the Company. As such, Silver Creek was consolidated by the Company. Since the Company acquired its financial interest, Silver Creek has raised funding through the issuance of preferred stock and convertible promissory notes. The Company has not participated in any Silver Creek financings nor has it provided any funding.

During the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, reducing the Company’s ownership percentage in Silver Creek below 50% and resulting in the Company no longer controlling the Silver Creek board of directors. Accordingly, the Company determined that it was no longer the primary beneficiary of Silver Creek and deconsolidated Silver Creek from its financial statements on July 13, 2017. Starting on July 14, 2017, the Company accounted for its investment in Silver Creek under the equity method of accounting since the Company has the ability to exercise significant influence over Silver Creek. Under the equity method of accounting, the Company has recorded its proportionate share of Silver Creek’s losses in its results of operations with a corresponding decrease in the carrying value of the investment. As of March 31, 2019, the carrying value of the Company’s investment in Silver Creek was $7.1 million. There can be no guarantee that the value of the Company’s investment in Silver Creek will not realize a substantial future loss or complete loss of value. The Company reviews the investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, negative current events or long-term outlooks impacting Silver Creek and/or its programs, planned or announced delays in the clinical development process to advance its programs, a current fair value of investment at a lower value than the Company’s investment and/or investors no longer providing financial support or reducing their financial commitment to Silver Creek.

Silver Creek continues to be a related party to the Company after deconsolidation.

12. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The most notable change will be lessees recognizing an asset and liability on their balance sheet for operating leases. In 2018, the FASB issued ASU 2018-01 and ASU 2018-11, which collectively add two practical expedients, provide a second modified retrospective transition method which does not require retrospective adjustment of prior periods, and provide certain narrow scope improvements to the new lease guidance. ASU 2016-02 and the amending ASU’s are effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company adopted the new guidance as of January 1, 2019 using the modified retrospective transition method, which does not require restatement of prior periods, for all leases existing as of the adoption date. As described in Note 3, “Leases,” the adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of its adoption of ASU 2018-13 on its condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed above, the Company does not believe that the adoption of recently issued standards has or may have a material impact on the Company’s condensed consolidated financial statements or disclosures.

13. Subsequent Events

On April 4, 2019, the Company announced that it is discontinuing development of its sole clinical stage program, MM-310, its antibody-directed nanotherapeutic for the treatment of solid tumors. This decision was the result of a comprehensive review of available safety data from its Phase 1 clinical trial of MM-310. Based on emerging data since the amendment of the clinical protocol in late 2018, the Company concluded that the trial would not be able to reach an optimal therapeutic index for MM-310.

On April 4, 2019, the Company also announced that it expects to initiate a workforce reduction as it closes out clinical activities, reflective of its narrowed preclinical pipeline and in line with prior cost-cutting measures. On April 30, 2019 the Company announced that it committed to a course of action to implement a reduction in headcount, after which the Company expects to have approximately 13 employees. The reduction in headcount is primarily focused on the Company’s clinical organization as a result of the discontinuation of development of MM-310. The Company estimates it will incur expenses for one-time termination benefits in connection with this corporate restructuring of approximately $1.5 million to $1.7 million for employee severance, benefits and related costs, all of which are expected to result in cash expenditures, inclusive of Sergio L. Santillana, the Chief Medical Officer of the Company, who provided notice of his resignation effective as of April 12, 2019. The reduction in headcount is expected to be substantially completed by May 31, 2019 and fully completed by July 2019.

On April 15, 2019, the Company prepaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the Loan Agreement with Hercules in an aggregate amount equal to $16.0 million (the “Payoff Amount”). The Company had previously borrowed $15.0 million under the Loan Agreement. The Payoff Amount includes a prepayment penalty of $0.2 million. In connection with the payment of the Payoff Amount, all liens and security interests granted to secure the obligations under the Loan Agreement and all guaranties of the obligations under the Loan Agreement terminated.

On May 7, 2019, the Company sold its equity position in Silver Creek for $7.8 million.

In May 2019, the Company auctioned laboratory equipment from the Company’s research and development operations, resulting in approximately $1.3 million in cash.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are an early stage biopharmaceutical company based in Cambridge, Massachusetts focused on outthinking cancer by targeting biomarker-defined cancers. Our vision is to ensure that cancer patients and their families live fulfilling lives. Our mission is to transform cancer care through the smart design and development of targeted solutions based on a deep understanding of cancer pathways and biological markers. We own worldwide development and commercial rights to all of our programs.

On April 3, 2017, we completed the sale, or the asset sale, to Ipsen S.A., or Ipsen, of our right, title and interest in the non-cash assets, equipment, inventory, contracts and intellectual property primarily related to or used in our business operations and activities involving or relating to developing, manufacturing and commercializing ONIVYDE®, our first commercial product, and MM-436, or the commercial business. In connection with the asset sale, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement, or the Servier agreement, between Ipsen and Les Laboratoires Servier SAS, or Servier, (as assignee from Shire plc). We entered into the Servier agreement in 2014, and on April 3, 2017, the Servier agreement was assigned to Ipsen in connection with the completion of the asset sale. To date, we have received $28.0 million of the potential $33.0 million in milestone payments under the Servier agreement.

On November 7, 2018, we announced that we have retained external advisors to explore strategic alternatives. We have recently implemented a series of measures intended to preserve our current resources as part of this ongoing process.

On April 4, 2019, we announced that we are discontinuing development of our sole clinical stage program, MM-310, our antibody-directed nanotherapeutic for the treatment of solid tumors. This decision was the result of a comprehensive review of available safety data from our Phase 1 clinical trial of MM-310, designed to evaluate safety and preliminary activity of MM-310 in patients with solid tumors and to identify the maximum tolerated dose. Based on emerging data since the amendment of the clinical protocol in late 2018, we concluded that the trial would not be able to reach an optimal therapeutic index for MM-310.

On April 4, 2019, we also announced that we expect to initiate a workforce reduction as we close out clinical activities, reflective of our narrowed preclinical pipeline and in line with prior cost-cutting measures. On April 30, 2019, we announced that we committed to a course of action to implement a reduction in headcount, after which we expect to have approximately 13 employees. The reduction in headcount is primarily focused on our clinical organization as a result of the discontinuation of development of MM-310.

On April 15, 2019, we prepaid in full all principal, accrued and unpaid interest, fees, costs and expenses under our Loan and Security Agreement, or loan agreement, with Hercules Capital, Inc., or Hercules, in an aggregate amount equal to $16.0 million.

In May 2019, we monetized certain assets to strengthen our cash position. This includes the sale of our equity position in Silver Creek Pharmaceuticals, Inc., or Silver Creek, resulting in $7.8 million in cash, and the auction of laboratory equipment from our research and development operations, resulting in approximately $1.3 million in cash.

We are operating with a narrow research footprint, focused on two preclinical programs: MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2; and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5. We plan to prudently advance these programs, with deference to our ongoing strategic process.

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

As of March 31, 2019, we had unrestricted cash and cash equivalents and marketable securities of $58.5 million. We believe that our financial resources as of March 31, 2019, net of our April 15, 2019 $16.0 million debt prepayment (see Note 13, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements), and as a result of the corporate restructurings announced on November 7, 2018 and April 30, 2019, together with other restructuring and cost cutting measures that we could implement in the future, provide us with the potential to fund our operations into at least the second half of 2022.

We have never been profitable and, as of March 31, 2019, we had an accumulated deficit of $533.7 million. Our net loss was $10.5 million and $17.8 million for the three months ended March 31, 2019 and 2018, respectively. As a result of the refocusing of our research and development efforts, as well as completing the closeout of our SHERLOC, SHERBOC and MM-310 clinical trials (see Note 13, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements), we expect our research and development expenses to decrease in the year ending December 31, 2019 as compared to the year ended December 31, 2018, as well as for the foreseeable future as we continue to narrow development of our preclinical programs. Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other marketing and distribution arrangements. We also could engage in discussions with third parties regarding partnerships, joint ventures, combinations or divestitures of one or more of our businesses as we seek to further the development of our research programs, improve our cash position and maximize stockholder value. There can be no assurance as to the timing, terms or consummation of any financing, collaboration, licensing arrangement or other marketing and distribution arrangement, partnership, joint venture, combination or divestiture. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. As a result of the refocusing of our development efforts, as well as completing the closeout of our SHERLOC, SHERBOC and MM-310 clinical trials (see Note 13, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements), we expect our research and development expenses to decrease in the year ending December 31, 2019 as compared to the year ended December 31, 2018, as well as for the foreseeable future as we continue to narrow development of our preclinical programs.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
MM-121	$2,960	$6,308
MM-310	1,118	1,292
Preclinical, general research and discovery	2,061	3,681
Legacy programs	39	1,491
Stock-based compensation	183	334
Total research and development expenses	$6,361	$13,106

The successful development of our product candidates is highly uncertain. At this time, other than as discussed below, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our product candidates or the period, if any, in which material net cash flows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of any clinical trials and other research and development activities;
•	the potential benefits of our product candidates over other therapies;
•	our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;
•	future clinical trial results;
•	the terms and timing of regulatory approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those which we anticipate would be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

In February 2018, we dosed the first patient in our global, double-blinded, placebo-controlled, biomarker-selected Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant, versus fulvestrant alone, in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer. On November 7, 2018, we announced that we are discontinuing development of all ongoing MM-121 programs, including terminating the SHERBOC clinical trial based on the results of the interim analysis of the SHERLOC clinical trial. The costs for MM-121 are expensed as incurred, as we believe the costs to maintain the value of the intellectual property increase the likelihood of selling or out-licensing the program.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary activity in patients with solid tumors and to identify the maximum tolerated dose. On November 7, 2018, we announced an amendment to the clinical trial to extend the dosing interval of MM-310 from every three weeks to every four weeks as a result of emerging cumulative grade 3 peripheral neuropathy following multiple cycles of treatment observed in three patients. On April 4, 2019, we announced that we are discontinuing development of MM-310 as a result of a comprehensive review of available safety data from the Phase 1 clinical trial. Based on emerging data since the amendment of the clinical protocol in late 2018, we concluded that the trial would not be able to reach an optimal therapeutic index for MM-310.

Legacy Programs

In January 2017, we announced the completion of a strategic pipeline review as a result of which many product candidates in our pipeline were put on hold until such time as we determine the conditions are appropriate to invest in them. These molecules include MM-302, MM-151, MM-131 and certain early stage discovery efforts.

In June 2018, we announced top-line results from the global, double-blinded, placebo-controlled, Phase 2 randomized CARRIE clinical trial of MM-141, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. Based on these results, we are not devoting additional resources to and have ceased all of our development activities for MM-141.

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

Restructuring expenses

As a result of the corporate restructuring activities we announced on November 7, 2018, we had an accrued restructuring balance of approximately $0.9 million as of December 31, 2018. We recognized total restructuring expenses of $0.3 million for the three months ended March 31, 2019, related to one-time employee termination benefits comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately, $1.0 million in restructuring payments were made during the first quarter of 2019. The remaining $0.2 million as of March 31, 2019 will be paid in the second quarter of 2019.  We had no restructuring expenses for the three months ended March 31, 2018.

Interest income

Interest income consists primarily of interest income associated with our marketable securities.

Interest expense

Interest expense for the three months ended March 31, 2019 consisted primarily of cash and non-cash interest related to the loan agreement with Hercules that we entered into on July 2, 2018. We had no debt at March 31, 2018.

Other (expense) income, net

Other (expense) income, net consists primarily of our proportionate share of losses from our equity method investment in Silver Creek.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 6, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
(in thousands)	2019	2018
Operating expenses:
Research and development expenses	$6,361	$13,106
General and administrative expenses	3,683	4,270
Total operating expenses	10,044	17,376
Loss from operations	(10,044)	(17,376)
Interest income	365	275
Interest expense	(478)	—
Other (expense) income, net	(301)	(681)
Net loss	$(10,458)	$(17,782)

Research and development expenses

Research and development expenses were $6.4 million for the three months ended March 31, 2019 compared to $13.1 million for the three months ended March 31, 2018, a decrease of $6.7 million, or 51%. This decrease was primarily attributable to:

•	$3.3 million decrease in expenses related to the discontinuation of the MM-121 clinical trials;
•	$1.6 million decrease in expenses related to our preclinical and general research and discovery primarily due to our reduction in headcount and a gain on the sale of laboratory equipment;
•	$1.5 million decrease in expenses related to legacy programs mainly due to the discontinuation of the MM-141 clinical trial;
•	$0.2 million decrease in expense related to activity and services incurred related to the MM-310 clinical trial; and
•	$0.2 million decrease in stock-based compensation related to reduction in headcount.

General and administrative expenses

General and administrative expenses were $3.7 million for the three months ended March 31, 2019 compared to $4.3 million for the three months ended March 31, 2018, a decrease of $0.6 million, or 14%. This decrease was primarily attributable to the timing of corporate expenses and reduced headcount levels.

Interest income

Interest income was $0.4 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018, primarily attributable to the interest income associated with our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $0.5 million for the three months ended March 31, 2019, primarily attributable to the loan agreement with Hercules.

Other (expense) income, net

Other (expense) income, net was $0.3 million of expense for the three months ended March 31, 2019 compared to $0.7 million of expense for the three months ended March 31, 2018, primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through March 31, 2019 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. Through March 31, 2019, we have received $580.7 million from the asset sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations, $68.9 million of cash receipts related to ONIVYDE sales, $28.0 million in milestone payments related to the development and commercialization of ONIVYDE and $14.7 million in net borrowings pursuant to the loan agreement with Hercules. As of March 31, 2019, we had unrestricted cash and cash equivalents and marketable securities of $58.5 million.

On April 15, 2019, we prepaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the loan agreement in an aggregate amount equal to $16.0 million. We had previously borrowed $15.0 million under the loan agreement. See Note 13, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(13,652)	$(17,339)
Net cash provided by (used in) investing activities	30,115	(41,834)
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,463	$(59,173)

Operating activities

Cash used in operating activities of $13.7 million during the three months ended March 31, 2019 was primarily a result of our $10.5 million net loss from operations and a net decrease in assets and liabilities of $4.6 million. The net decrease in operating assets and liabilities during the three months ended March 31, 2019 was primarily driven by decreases in accounts payable, accrued expenses and other and an increase to prepaid expenses and other assets. This decrease was offset by non-cash items, including $1.2 million in depreciation and amortization, $0.6 million of stock-based compensation expense and $0.3 million in loss on equity method investment, offset by $0.6 million gain on disposal of fixed assets. Cash used in operating activities was $17.3 million during the three months ended March 31, 2018. The cash used in operating activities was primarily a result of our $17.8 million net loss from operations and changes in assets and liabilities of $2.1 million. The net decrease in operating assets and liabilities during the three months ended March 31, 2018 was primarily driven by decreases in accounts payable, accrued expenses and other, prepaid expenses and other current assets and deferred rent. This decrease was offset by non-cash items, including $1.2 million in depreciation and amortization, $0.8 million of stock-based compensation expense, $0.7 million in loss on equity method investment.

Investing activities

Cash provided by investing activities of $30.1 million during the three months ended March 31, 2019 was primarily due to proceeds from maturities and sales of marketable securities totaling $29.5 million and proceeds on sale of property and equipment totaling $0.6 million. Cash used in investing activities of $41.8 million during the three months ended March 31, 2018 was due to purchases of marketable securities totaling $41.8 million.

Financing activities

There was no cash provided by or used in financing activities during the three months ended March 31, 2019 or 2018.

Funding requirements

We have incurred significant expenses and operating losses to date, and we expect to continue to incur significant expenses and operating losses for at least the next several years to the extent that we:

•	continue the research and development of our product candidates; and
•	continue to provide the operational, financial and management information systems and personnel to support our product development.

We believe that our financial resources as of March 31, 2019, net of our April 15, 2019 $16.0 million debt prepayment (see Note 13, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements), and as a result of the corporate restructurings announced on November 7, 2018 and April 30, 2019, together with other restructuring and cost cutting measures that we could implement in the future, provide us with the potential to fund our operations into at least the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with any future clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of any clinical trials of our product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, and the success of any such future collaborations;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Servier;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

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

Contractual Obligations and Commitments

On April 15, 2019, we prepaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the loan agreement in an aggregate amount equal to $16.0 million. We had previously borrowed $15.0 million under the loan agreement. See Note 13, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements.

Other than the above, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the completion of the asset sale with Ipsen, Ipsen acquired our right, title and interest in the commercial business. The commercial business represented all of our revenues for the fiscal year 2016 and the three months ended March 31, 2017. Following the asset sale, we retained only non-commercial assets. Our results of operations and financial condition may be materially affected if we fail to grow the remaining business, if we are unable to raise additional capital when needed to run the remaining business, if we must incur significant costs in order to raise additional capital to run the remaining business or if we are unable to successfully develop and commercialize our remaining product candidates.

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

Ipsen has agreed to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications. Although the results of this approval process may enable Ipsen to achieve the milestones necessary for us to receive the contingent payments under the asset sale agreement, there is no guarantee that Ipsen will take the steps set forth in the asset sale agreement and that such development will lead to the successful approval of ONIVYDE for such additional indications. We also do not have any right to receive updates on the progress of Ipsen’s development of ONIVYDE beyond what Ipsen chooses to disclose publicly. Therefore, there can be no guarantees that any of the milestones set forth in the asset sale agreement will be achieved and that we will receive any future contingent payments.

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

On November 7, 2018, we announced that we have initiated a process to evaluate a full range of strategic alternatives to maximize stockholder value and have retained external advisors to assist in this effort. Although this process could result in potential changes to our current business strategy and future operations, we cannot be sure when or if this process will result in any type of transaction, any change to our strategic direction or any other specific action by us. Pending any potential decision to engage in a transaction or otherwise change strategic direction, we are continuing to operate our business in accordance with our existing strategy focused on preserving our current resources, including potential contractual milestone payments, and operating with a narrow research footprint. Even if we were to pursue a transaction, such transaction may not be consistent with our stockholders’ expectations, may not ultimately be favorable for our stockholders, either in the shorter or longer term, and may not ultimately be consummated. Our ongoing review process requires additional resources and costs and may contribute to increased uncertainty, each of which may adversely impact our business and financial position.

We have incurred significant losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $ 10.5 million for the three months ended March 31, 2019. Our net loss from continuing operations before income tax benefit was $68.5 million for the year ended December 31, 2018 and $118.4 million for the year ended December 31, 2017. As of March 31, 2019, we had an accumulated deficit of $533.7 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the asset sale. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE. We expect to continue to incur significant expenses and operating losses for at least the next several years to the extent that we:

•	continue the research and development of our product candidates; and
•	continue to provide the operational, financial and management information systems and personnel to support our product development.

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

We will need substantial additional funding in connection with our continuing operations. We expect to continue to incur significant research and development expenses in connection with our ongoing activities, particularly to the extent that we continue to develop our product candidates. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that our financial resources as of March 31, 2019, net of our April 15, 2019 $16.0 million debt prepayment (see Note 13, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements), and as a result of the corporate restructurings announced on November 7, 2018 and April 30, 2019, together with other restructuring and cost cutting measures that we could implement in the future, provide us with the potential to fund our operations into at least the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may utilize collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with any future clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress and results of any clinical trials of our product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, and the success of any such future collaborations;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Servier;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our current and future product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

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

We have had in the past, and may in the future have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020, or convertible notes. In December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022, or 2022 notes. In July 2018, we entered into the loan agreement, which provided for a term loan advance of $15.0 million. Although we used a portion of the proceeds from the asset sale to fully extinguish the 2022 notes, we have extinguished all but $56,000 of the aggregate remaining principal amount of the convertible notes, and in April 2019 we prepaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the loan agreement (see Note 13, “Subsequent Events,” in the accompanying notes to the condensed consolidated financial statements), we could in the future incur additional indebtedness.

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

The comprehensive tax reform bill passed in 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law remains uncertain and our business and financial condition could be adversely affected. In addition, it remains uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our product candidates. All of our product candidates are in preclinical development. Future clinical trials of our product candidates may not be successful. If we are unable to successfully develop or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We invest a significant portion of our efforts and financial resources in the development of our product candidates for the treatment of various types of cancer. All of our product candidates are still in preclinical development. Our ability to generate meaningful product revenues will depend heavily on the successful development of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

For example, on April 4, 2019, we announced that we are discontinuing development of MM-310 as a result of a comprehensive review of available safety data from our Phase 1 clinical trial of MM-310 in patients with solid tumors. Based on emerging data since the amendment of the clinical protocol in late 2018, we concluded that the trial would not be able to reach an optimal therapeutic index for MM-310.

Also, in November 2018, we announced that we are discontinuing development of all ongoing MM-121 programs based on the results of the interim analysis of the SHERLOC clinical trial that were announced on October 19, 2018, including terminating the SHERBOC clinical trial. The decision to terminate the SHERLOC clinical trial was made based on an interim analysis triggered by the occurrence of 75% of events required for trial completion, which demonstrated that the addition of MM-121 to docetaxel did not improve progression free survival over docetaxel alone in this patient population.

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

For example, on November 7, 2018, we announced an amendment to our Phase 1 clinical trial of MM-310 to extend the dosing interval of MM-310 from every three weeks to every four weeks as a result of emerging cumulative grade 3 peripheral neuropathy following multiple cycles of treatment observed in three patients. On April 4, 2019, we announced that we are discontinuing development of MM-310 as a result of a comprehensive review of available safety data from the Phase 1 clinical trial. Based on emerging data since the amendment of the clinical protocol in late 2018, we concluded that the trial would not be able to reach an optimal therapeutic index for MM-310.

Also, in November 2018, we announced that we are discontinuing development of all ongoing MM-121 programs based on the results of the interim analysis of the SHERLOC clinical trial that were announced on October 19, 2018, including terminating the SHERBOC clinical trial. The decision to terminate the SHERLOC clinical trial was made based on an interim analysis triggered by the occurrence of 75% of events required for trial completion, which demonstrated that the addition of MM-121 to docetaxel did not improve progression free survival over docetaxel alone in this patient population.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

For example, on November 7, 2018, we announced an amendment to our Phase 1 clinical trial of MM-310 to extend the dosing interval of MM-310 from every three weeks to every four weeks as a result of emerging cumulative grade 3 peripheral neuropathy following multiple cycles of treatment observed in three patients. On April 4, 2019, we announced that we are discontinuing development of MM-310 as a result of a comprehensive review of available safety data from the Phase 1 clinical trial. Based on emerging data since the amendment of the clinical protocol in late 2018, we concluded that the trial would not be able to reach an optimal therapeutic index for MM-310.

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

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for any future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

We also may not be successful in our efforts to identify or discover new or additional product candidates beyond our current product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

For instance, although it is not a collaboration agreement, Ipsen has agreed pursuant to the asset sale agreement to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications. Although the results of this approval process may enable Ipsen to achieve the milestones necessary for us to receive the contingent payments under the asset sale agreement, there is no guarantee that Ipsen will take the steps set forth in the asset sale agreement and that such development will lead to the successful approval of ONIVYDE for such additional indications. We also do not have any right to receive updates on the progress of Ipsen’s development of ONIVYDE beyond what Ipsen chooses to disclose publicly. Therefore, there can be no guarantees that any of the milestones set forth in the asset sale agreement will be achieved and that we will receive any future contingent payments.

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

We have historically relied, and may in the future rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We have not independently conducted clinical trials of our product candidates. We have historically relied, and may in the future rely, on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other international regulatory agencies require us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that adverse event data are reported within required timeframes, that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We have also historically relied, and may in the future rely, on other third parties to store and distribute supplies for our clinical trials. Any performance failure on the part of distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products or cause us to incur additional costs, producing additional losses and depriving us of potential product revenue.

We also may utilize companion diagnostics in any future clinical trials to preselect patients who will receive specified treatment regimens. We will rely on third-party laboratories to test patient samples in connection with such companion diagnostics. Any failure on the part of these laboratories to properly perform such testing could jeopardize those clinical trials and delay or prevent the approval of the associated product candidate.

Risks Related to the Manufacturing of Our Product Candidates

We rely on third parties for the production of our product candidates. This increases the risk that we will not have sufficient quantities of our product candidates at an acceptable cost or on an acceptable schedule, which could delay, prevent or impair our development or commercialization efforts.

We rely on third-party manufacturers for most of the aspects of the production of our product candidates, including the production of bulk drug substance and fill finish and labeling activities. Although we have discussed arrangements for the manufacture of our product candidates with third parties, we do not currently have agreements for such arrangements in place and may be unable to conclude such agreements or to do so on acceptable terms. Reliance on third-party manufacturers entails risks, including:

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

We are a party to a number of intellectual property license agreements with third parties and may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

Based on the FDA’s past practice with companion diagnostics, if we are successful in developing a diagnostic for any of our future clinical stage product candidates, we would expect that FDA approval of an in vitro companion diagnostic would be required for approval and subsequent commercialization of each such product candidate. We are not aware of any currently available diagnostics that, if necessary, would otherwise allow us to proceed with the approval and subsequent commercialization of our product candidates despite a delay in or failure of our attempts to develop diagnostics.

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

If we fail to obtain orphan drug designation for any of our product candidates, we will have to rely on other rights and protections.

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

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On November 7, 2018, we announced that we were implementing a reduction in headcount as part of a corporate restructuring, and on April 4, 2019, we announced an expectation that we will further reduce our workforce as we close out clinical activities, reflective of our narrowed preclinical pipeline and in line with prior cost-cutting measures. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our headcount reductions could also harm our ability to attract and retain qualified personnel who are critical to our business, which in turn could prevent us from successfully developing and commercializing our product candidates in the future.

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

We have not historically declared or paid regular cash dividends on our common stock. Although our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, we do not currently intend to pay any regular cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may in the future preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

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

Item 5.Other Information.

On May 7, 2019, we entered into a Stock Purchase Agreement with HNKK Holdings Limited, a company registered in the British Virgin Islands, or HNKK, and Silver Creek, pursuant to which HNKK purchased all of our interest in Silver Creek, represented by 12,000,000 shares of Series A preferred stock of Silver Creek, for an aggregate purchase price of $7,800,000, or $0.65 per share.

Item 6.Exhibits.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: May 10, 2019	By:	/s/ Jean M. Franchi
Jean M. Franchi
Chief Financial Officer
(Principal Financial Officer)