Form 10-Q
period 2019-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2019-07-17
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-35409

Merrimack Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3210530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Broadway, 14th Floor Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(617) 441-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	MACK	Nasdaq Global Market

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

As of July 10, 2019, there were 13,349,821 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to cease development of our product candidates and diagnostics;
•	the anticipated cost savings in connection with our restructuring efforts;
•	our plans to seek to divest our product candidates and other assets;
•

our receipt of payments related to the milestone events under the asset purchase and sale agreement with Ipsen S.A. or under the license and collaboration agreement between Ipsen S.A. and Les Laboratoires Servier SAS (as assignee from Shire plc), when expected or at all;

•	our receipt of payments related to the milestone events under the asset purchase agreement with 14ner Oncology, Inc., when expected or at all;
•	our plans to declare and pay a special dividend to our stockholders;
•	our intellectual property position;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our cash runway and the sufficiency of our financial resources to fund our operations; and
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$36,917	$20,079
Marketable securities	2,987	51,199
Restricted cash	584	584
Prepaid expenses and other current assets	2,069	4,240
Total current assets	42,557	76,102
Property and equipment, net	—	2,269
Equity method investment	—	7,428
Other assets	2,483	2,744
Total assets	$45,040	$88,543
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$4,940	$13,677
Deferred rent	—	1,118
Total current liabilities	4,940	14,795
Note payable, net of discount and current portion	—	14,873
Other long-term liabilities	56	56
Total liabilities	4,996	29,724
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued or outstanding at June 30, 2019 or December 31, 2018	—	—
Common stock, $0.01 par value: 30,000 shares authorized at June 30, 2019 and December 31, 2018; 13,349 and 13,343 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,334	1,334
Additional paid-in capital	581,875	580,771
Accumulated other comprehensive loss	—	(9)
Accumulated deficit	(543,165)	(523,277)
Total stockholders’ equity	40,044	58,819
Total liabilities and stockholders’ equity	$45,040	$88,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Operating expenses:
Research and development expenses	$4,739	$13,678	$11,100	$26,784
General and administrative expenses	5,929	3,513	9,612	7,783
Gain on sale of assets	(1,410)	—	(1,410)	—
Total operating expenses	9,258	17,191	19,302	34,567
Loss from operations	(9,258)	(17,191)	(19,302)	(34,567)
Other income and expenses:
Interest income	207	282	572	557
Interest expense	(1,049)	—	(1,527)	—
Other (expense) income, net	670	(860)	369	(1,541)
Total other income and expenses	(172)	(578)	(586)	(984)
Net loss	$(9,430)	$(17,769)	$(19,888)	$(35,551)
Net loss per common share - basic and diluted	$(0.71)	$(1.33)	$(1.49)	$(2.66)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,344	13,343	13,343	13,343
Comprehensive loss:
Net loss	$(9,430)	$(17,769)	$(19,888)	$(35,551)
Unrealized gain (loss) on marketable securities	—	11	9	(1)
Comprehensive loss	$(9,430)	$(17,758)	$(19,879)	$(35,552)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	13,343	$1,334	$580,771	$(9)	$(523,277)	$58,819
Stock-based compensation	—	—	594	—	—	594
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(10,458)	(10,458)
Balance at March 31, 2019	13,343	$1,334	$581,365	$—	$(533,735)	$48,964
Stock-based compensation	—	—	487	—	—	487
Exercise of stock options	6	—	23	—	—	23
Net loss	—	—	—	—	(9,430)	(9,430)
Balance at June 30, 2019	13,349	$1,334	$581,875	$—	$(543,165)	$40,044

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	13,343	$1,334	$577,721	$—	$(482,771)	$96,284
Stock-based compensation	—	—	764	—	—	764
Unrealized loss on marketable securities	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(17,782)	(17,782)
Balance at March 31, 2018	13,343	$1,334	$578,485	$(12)	$(500,553)	$79,254
Stock-based compensation	—	—	780	—	—	780
Unrealized loss on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(17,769)	(17,769)
Balance at June 30, 2018	13,343	$1,334	$579,265	$(1)	$(518,322)	$62,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(19,888)	$(35,551)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	141	—
Loss on extinguishment of debt	971	—
Depreciation and amortization expense	2,228	2,258
Loss (gain) on sale of equipment	(1,984)	184
Premiums paid on marketable securities	—	(40)
Amortization and accretion on marketable securities	(279)	(223)
Stock-based compensation expense	1,081	1,544
Loss (gain) on equity method investment	(372)	1,417
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,432	(79)
Accounts payable, accrued expenses and other	(9,855)	(2,037)
Deferred rent	—	(1,055)
Net cash used in operating activities	(25,525)	(33,582)
Cash flows from investing activities
Purchase of property and equipment	—	(118)
Proceeds from sale of equipment	2,025	—
Proceeds from sale of equity method investment	7,800	—
Proceeds from maturities and sales of marketable securities	48,500	11,050
Purchases of marketable securities	—	(48,331)
Net cash provided by (used in) investing activities	58,325	(37,399)
Cash flows from financing activities
Proceeds from exercise of stock options	23	—
Repayment of debt	(15,000)	—
Payment of debt extinguishment costs	(985)	—
Net cash used in financing activities	(15,962)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	16,838	(70,981)
Cash, cash equivalents and restricted cash, beginning of period	20,663	94,217
Cash, cash equivalents and restricted cash, end of period	$37,501	$23,236
Non-cash investing activities
Supplemental disclosure of cash flows
Cash paid for interest	1,399	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company based in Cambridge, Massachusetts that is entitled to receive up to $455.0 million in contingent milestone payments related to its sale of ONIVYDE® to Ipsen S.A. (“Ipsen”) in April 2017. The Company does not have any ongoing research or development activities and is seeking potential acquirers for its remaining preclinical and clinical assets. The Company does not have any employees and instead uses external consultants for the operation of the Company.

On April 3, 2017, the Company completed the sale to Ipsen (the “Ipsen Sale”) of ONIVYDE and MM-436. In connection with the Ipsen Sale, the Company is eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. The Company also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement (the “Servier Agreement”) between Ipsen and Les Laboratoires Servier SAS (“Servier”) (as assignee from Shire plc). The Company entered into the Servier Agreement in 2014, and on April 3, 2017, the Servier Agreement was assigned to Ipsen in connection with the completion of the Ipsen Sale. To date, the Company has received $28.0 million of the potential $33.0 million in milestone payments under the Servier Agreement.

The remaining up to $455.0 million in potential milestone payments resulting from the Ipsen Sale consist of:

•

$5.0 million upon Ipsen and Servier’s decision to progress their ongoing multi-part clinical trial evaluating ONIVYDE in small-cell lung cancer (“SCLC”) into the second randomized portion of the trial focused on efficacy;

•	$225.0 million upon approval by the U.S. Food and Drug Administration (“FDA”) of ONIVYDE for the first-line treatment of metastatic adenocarcinoma of the pancreas, subject to certain conditions;
•	$150.0 million upon approval by the FDA of ONIVYDE for the treatment of SCLC after failure of first-line chemotherapy; and
•	$75.0 million upon approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

On May 30, 2019, the Company announced the completion of its review of strategic alternatives, following which the Company’s Board of Directors implemented a series of measures designed to extend the Company’s cash runway and preserve its ability to capture the potential milestone payments resulting from the Ipsen Sale. In connection with that announcement, the Company discontinued the discovery efforts on its remaining preclinical programs: MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2; and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5. The Company is seeking potential acquirers for its remaining preclinical and clinical assets.

The Company’s termination of its executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, the Company does not have any employees. The Company has engaged an external consultant to run the day-to-day operations of the Company. The Company has also entered into consulting agreements with certain former members of its executive management team.

In May 2019, the Company monetized certain assets to strengthen its cash position. This includes the sale of its entire equity position in Silver Creek Pharmaceuticals, Inc. (“Silver Creek”), resulting in $7.8 million in cash, and the sale of laboratory equipment from its research and development operations, resulting in approximately $1.4 million in cash.

On April 15, 2019, the Company repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under its Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) in an aggregate amount equal to $16.0 million.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, among other things, its ability to secure additional capital to fund operations, development by competitors of new technological innovations, protection of proprietary technology and compliance with government regulations. None of the Company’s product candidates are approved for any indication by the FDA or any other regulatory agency. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies, among others. In addition, the Company is dependent upon the services of its external consultants for the operation of the Company. The Company’s business strategy depends substantially upon its ability to receive future milestone payments from Ipsen and Servier. Any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the Company and the value of its common stock.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2019, the Company had an accumulated deficit of $543.2 million. During the six months ended June 30, 2019, the Company incurred a net loss of $19.9 million and used $25.5 million of cash in operating activities. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities of $39.9 million at June 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company expects that it would finance any future cash needs through a combination of divestitures of its product candidates or other assets, equity offerings and debt financings. There can be no assurance as to the timing, terms or consummation of any divestiture or financing, and the terms of any such financing may adversely affect the holdings or the rights of the Company’s stockholders or require the Company to relinquish rights to certain of its revenue streams or product candidates.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, its statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and its statements of cash flows for the six months ended June 30, 2019 and 2018. The financial data and other information disclosed in the notes related to the three and six months ended June 30, 2019 and 2018 are unaudited. The results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$36,917	$22,460
Restricted cash in prepaid expenses and other current assets	—	192
Restricted cash (short-term)	584	—
Restricted cash (long-term)	—	584
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$37,501	$23,236

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

3. Leases

The Company adopted the new leasing standards on January 1, 2019, using the modified retrospective transition method, which does not require restatement of prior periods, for all the leases existing as of the adoption date. The adoption of the new leasing standards did not have a significant impact on the Company’s consolidated financial statements. As of January 1, 2019, the Company’s only existing lease is the lease of its principal research and office space located at One Kendall Square in Cambridge, Massachusetts, which expired in June 2019.

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

The following tables show assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$28,600	$—	$—
Totals	$28,600	$—	$—

Marketable securities:
Commercial paper	—	2,987	—
Totals	$—	$2,987	$—

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,292	$—	$—
Commercial paper	—	1,998	—
Totals	$16,292	$1,998	$—

Marketable securities:
Commercial paper	$—	$31,766	$—
Corporate debt securities	—	7,479	—
Government securities	—	11,954	—
Totals	$—	$51,199	$—

During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

The Company’s cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are recorded at cost, which approximates fair value due to their short-term nature

5. Marketable Securities and Cash Equivalents

The following table summarizes the Company’s marketable securities and cash equivalents as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$28,600	$—	$—	$28,600
Total cash equivalents	$28,600	$—	$—	$28,600

Marketable securities:
Commercial paper	$2,987	$—	$—	$2,987
Total marketable securities	$2,987	$—	$—	$2,987
Total cash equivalents and marketable securities	$31,587	$—	$—	$31,587

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$16,292	$—	$—	$16,292
Commercial paper	1,998	—	—	1,998
Total cash equivalents	$18,290	$—	$—	$18,290

Marketable securities:
Commercial paper	$31,766	$—	$—	$31,766
Corporate debt securities	7,487	—	(8)	7,479
Government securities	11,955	—	(1)	11,954
Total marketable securities	$51,208	$—	$(9)	$51,199

6. Notes Payable

Through April 15, 2019, the Company borrowed $15.0 million under the Loan Agreement by and among the Company, certain subsidiaries of the Company from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto (collectively referred to as “Lender”) and Hercules, in its capacity as administrative agent and collateral agent for itself and Lender, and incurred $0.4 million of related debt discount and issuance costs, inclusive of the $0.3 million fee paid upon closing. Prior to the repayment of the debt, the debt discount and issuance costs were being accreted to the principal amount of debt and being amortized from the date of issuance through August 1, 2021 to interest expense using the effective-interest method.

On April 15, 2019, the Company repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the Loan Agreement in an aggregate amount equal to $16.0 million (the “Payoff Amount”). The Payoff Amount includes a prepayment penalty of $0.2 million and a fee of $0.8 million, which were recorded to interest expense. The loss on extinguishment of the debt of approximately $1.0 million was recorded as interest expense during the second quarter of 2019. The loss on extinguishment represents the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.  In connection with the payment of the Payoff Amount, all liens and security interests granted to secure the obligations under the Loan Agreement and all guaranties of the obligations under the Loan Agreement terminated.

During the three and six months ended June 30, 2019, the Company recognized $1.0 million and $1.5 million of interest expense related to the Loan Agreement, respectively. No interest expense was associated with the Loan Agreement for the three and six months ended June 30, 2018.

7. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Accounts payable	$24	$1,034
Accrued goods and services	694	2,082
Accrued clinical trial costs	1,354	1,683
Accrued drug purchase costs	371	4,245
Accrued payroll and related benefits	44	2,315
Accrued restructuring expenses	1,056	921
Income taxes payable	83	83
Deferred tax incentives	1,314	1,314
Total accounts payable, accrued expenses and other	$4,940	$13,677

8. Stock-Based Compensation

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

There were no options granted during the three and six months ended June 30, 2019. At June 30, 2019, there were 1.4 million shares remaining available for grant under the 2011 Plan.

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2019 and 2018 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Employee awards:
Research and development expense	$40	$280	$223	$614
General and administrative expense	447	500	858	930
Total stock-based compensation expense	$487	$780	$1,081	$1,544

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

The Company follows the two-class method when computing net loss per share when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three and six months ended June 30, 2019 and 2018, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of June 30, 2019 and 2018.

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2018 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2019 and 2018 are shown in the chart below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Outstanding options to purchase common stock	1,573	1,943	1,573	1,943

10. Restructuring Activities

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring. The corporate restructuring followed a comprehensive review of the Company’s drug candidate pipeline. Under this corporate restructuring, the Company recognized total restructuring expenses of $1.3 million for the year ended December 31, 2018 consisting of one-time employee termination benefits of $1.0 million recorded in research and development expense and $0.3 million recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately $0.4 million of these payments were made during the fourth quarter of 2018, and the accrued remaining payments at December 31, 2018 were approximately $0.9 million.

During the three and six months ended June 30, 2019, the Company recognized additional restructuring expenses of $4.6 million and $4.9 million, respectively, consisting of one-time employee termination benefits of $1.8 million and $2.0 million, respectively, recorded in research and development expense and $2.8 million and $2.9 million, respectively, recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. During the three and six months ended June 30, 2019, the Company paid approximately $3.8 million and $4.8 million of these restructuring expenses, respectively. The remaining payments of approximately $1.1 million are expected to be paid during the three months ended September 30, 2019.

As a result of the restructuring announced on January 8, 2017, the Company paid $0.2 million and $0.6 million, respectively, in restructuring expense for the three and six months ended June 30, 2018. There were no restructuring expenses for the three and six months ended June 30, 2018.

As of July 12, 2019, the Company has no employees.

The following table summarizes the charges related to the restructuring activities as of June 30, 2019 and 2018:

(in thousands)	Accrued Restructuring Expenses at December 31, 2018	Expenses	Less: Payments	Accrued Restructuring Expenses at June 30, 2019
Severance, benefits and related costs due to workforce reduction	$921	$4,890	$(4,755)	$1,056
Totals	$921	$4,890	$(4,755)	$1,056

(in thousands)	Accrued Restructuring Expenses at December 31, 2017	Expenses	Less: Payments	Accrued Restructuring Expenses at June 30, 2018
Severance, benefits and related costs due to workforce reduction	$628	$—	$(628)	$—
Totals	$628	$—	$(628)	$—

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

As of May 7, 2019, the carrying value of the Company’s investment in Silver Creek was $6.4 million. On May 7, 2019, the Company sold its entire equity position in Silver Creek for $7.8 million. Accordingly, a $1.4 million of gain on sale of its equity investment was recognized during the three and six months ended June 30, 2019 within other (expense) income, net in the condensed consolidated statement of operations and comprehensive loss.

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

13. Subsequent Events

On July 12, 2019, the Company completed the sale to 14ner (the “14ner Sale”) of its anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111. In connection with the 14ner Sale, the Company received an upfront cash payment of $3.5 million and is eligible to receive up to $54.5 million in additional potential development, regulatory approval and commercial-based milestone payments, consisting of:

•	$3.0 million for achievement of the primary endpoint in the first registrational clinical study of either MM-121 or MM-111;
•	Up to $16.5 million in total payments for the achievement of various regulatory approval and reimbursement-based milestones in the United States, Europe and Japan; and
•	Up to $35.0 million in total payments for achieving various cumulative worldwide net sales targets between $100.0 million and $300.0 million for MM-121 and MM-111.

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

Overview

We are a biopharmaceutical company based in Cambridge, Massachusetts that is entitled to receive up to $455.0 million in contingent milestone payments related to our sale of ONIVYDE® to Ipsen S.A., or Ipsen, in April 2017 and up to $54.5 million in contingent milestone payments related to our sale of MM-121 and MM-111 to 14ner Oncology, Inc., or 14ner, in July 2019. We do not have any ongoing research or development activities and are seeking potential acquirers for our remaining preclinical and clinical assets. We do not have any employees and instead use external consultants for the operation of our company.

On April 3, 2017, we completed the sale to Ipsen, or the Ipsen sale, of ONIVYDE and MM-436, or the commercial business. In connection with the Ipsen sale, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We also retained the right to receive net milestone payments that may become payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to a license and collaboration agreement, or the Servier agreement, between Ipsen and Les Laboratoires Servier SAS, or Servier (as assignee from Shire plc). We entered into the Servier agreement in 2014, and on April 3, 2017, the Servier agreement was assigned to Ipsen in connection with the completion of the Ipsen sale. To date, we have received $28.0 million of the potential $33.0 million in milestone payments under the Servier agreement.

The remaining up to $455.0 million in potential milestone payments resulting from the Ipsen sale consist of:

•

$5.0 million upon Ipsen and Servier’s decision to progress their ongoing multi-part clinical trial evaluating ONIVYDE in small-cell lung cancer, or SCLC, into the second randomized portion of the trial focused on efficacy;

•	$225.0 million upon approval by the U.S. Food and Drug Administration, or FDA, of ONIVYDE for the first-line treatment of metastatic adenocarcinoma of the pancreas, subject to certain conditions;
•	$150.0 million upon approval by the FDA of ONIVYDE for the treatment of SCLC after failure of first-line chemotherapy; and
•	$75.0 million upon approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

On July 12, 2019, we completed the sale to 14ner, or the 14ner sale, of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111. In connection with the 14ner sale, we received an upfront cash payment of $3.5 million and are eligible to receive up to $54.5 million in additional potential development, regulatory approval and commercial-based milestone payments, consisting of:

•	$3.0 million for achievement of the primary endpoint in the first registrational clinical study of either MM-121 or MM-111;
•	Up to $16.5 million in total payments for the achievement of various regulatory approval and reimbursement-based milestones in the United States, Europe and Japan; and
•	Up to $35.0 million in total payments for achieving various cumulative worldwide net sales targets between $100.0 million and $300.0 million for MM-121 and MM-111.

On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. We have based this estimate on assumptions that may prove to be wrong, and we could use our financial resources sooner than we currently expect. In connection with that announcement, we discontinued the discovery efforts on our remaining preclinical programs: MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2; and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5. We are seeking potential acquirers for our remaining preclinical and clinical assets.

The termination of our executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, we do not have any employees. We have engaged an external consultant to run our day-to-day operations. We have also entered into consulting agreements with certain former members of our executive management team.

In May 2019, we monetized certain assets to strengthen our cash position. This included the sale of our entire equity position in Silver Creek Pharmaceuticals, Inc., or Silver Creek, resulting in $7.8 million in cash, and the sale of laboratory equipment from our research and development operations, resulting in approximately $1.4 million in cash.

On April 15, 2019, we repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under our Loan and Security Agreement, or loan agreement, with Hercules Capital, Inc., or Hercules, in an aggregate amount equal to $16.0 million.

We previously devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale.

As of June 30, 2019, we had unrestricted cash and cash equivalents and marketable securities of $39.9 million. We expect that our cash, cash equivalents and marketable securities as of June 30, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements.

We have never been profitable and, as of June 30, 2019, we had an accumulated deficit of $543.2 million. Our net loss was $19.9 million and $35.6 million for the six months ended June 30, 2019 and 2018, respectively. We do not expect to have any research and development expenses going forward.

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

We expense research and development costs as incurred. As a result of completing the closeout of our SHERLOC, SHERBOC and MM-310 clinical trials, the discontinuation of the discovery efforts for our remaining preclinical programs, MM-401 and MM-201, and the termination of all remaining employees as of July 12, 2019, we expect our research and development expenses to decrease in the year ending December 31, 2019 as compared to the year ended December 31, 2018, as well as for the foreseeable future since we do not have any ongoing research or development activities.

We have historically used our employee and infrastructure resources across multiple research and development programs. We tracked expenses related to our most advanced product candidates on a per project basis. Accordingly, we allocated internal employee-related and infrastructure costs, as well as third-party costs, to each of these programs. We do not allocate to specific development programs either stock-based compensation expense or expenses related to preclinical programs. Costs that are not directly attributable to specific clinical programs, such as wages related to shared laboratory services, travel and employee training and development, are not allocated and are considered general research and discovery expenses.

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
MM-121	$625	$8,290	$3,584	$14,598
MM-310	708	66	1,826	1,358
Preclinical, general research and discovery	3,101	2,454	5,162	6,136
Legacy programs	265	2,588	304	4,078
Stock-based compensation	40	280	224	614
Total research and development expenses	$4,739	$13,678	$11,100	$26,784

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

In February 2018, we dosed the first patient in our global, double-blinded, placebo-controlled, biomarker-selected Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant, versus fulvestrant alone, in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer. On November 7, 2018, we announced that we were discontinuing development of all ongoing MM-121 programs, including terminating the SHERBOC clinical trial based on the results of the interim analysis of the SHERLOC clinical trial. The costs for MM-121 are expensed as incurred, as we believe the costs to maintain the intellectual property for MM-121 increase the likelihood of selling or out-licensing the program.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary activity in patients with solid tumors and to identify the maximum tolerated dose. On November 7, 2018, we announced an amendment to the clinical trial to extend the dosing interval of MM-310 from every three weeks to every four weeks as a result of emerging cumulative grade 3 peripheral neuropathy following multiple cycles of treatment observed in three patients. On April 4, 2019, we announced that we were discontinuing development of MM-310 as a result of a comprehensive review of available safety data from the Phase 1 clinical trial. Based on emerging data since the amendment of the clinical protocol in late 2018, we concluded that the trial would not be able to reach an optimal therapeutic index for MM-310.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs for employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses and professional fees for legal, accounting and information technology services. As a result of the termination of all remaining employees as of July 12, 2019, we expect our general and administrative expenses to decrease in the year ending December 31, 2019 as compared to the year ended December 31, 2018.

Restructuring expenses

As a result of the corporate restructuring activities we announced on November 7, 2018, April 30, 2019 and May 30, 2019, we recognized total restructuring expenses of $4.6 million and $4.9 million for the three and six months ended June 30, 2019, respectively, related to one-time employee termination benefits comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately $3.8 million and $4.8 million in payments were made during the three and six months six months ended June 30, 2019, respectively. The remaining $1.1 million as of June 30, 2019 is expected to be paid in the third quarter of 2019.

As a result of the restructuring we announced on January 8, 2017, we paid $0.2 million and $0.6 million in restructuring expense for the three and six months ended June 30, 2018, respectively. There were no restructuring expenses for the three and six months ended June 30, 2018.

Interest income

Interest income consists primarily of interest income associated with our marketable securities.

Interest expense

Interest expense for the three and six months ended June 30, 2019 consisted primarily of cash and non-cash interest related to the loan agreement with Hercules that we entered into on July 2, 2018 as well as the loss we recorded on the extinguishment of the loan agreement in the second quarter of 2019. We had no debt at June 30, 2018.

Other (expense) income, net

Other (expense) income, net consists primarily of our proportionate share of losses from our equity method investment in Silver Creek as well as the gain we recorded upon the sale of the investment in the second quarter of 2019.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

	Three Months Ended June 30,
(in thousands)	2019	2018
Operating expenses:
Research and development expenses	$4,739	$13,678
General and administrative expenses	5,929	3,513
Gain on sales of assets	(1,410)	—
Total operating expenses	9,258	17,191
Loss from operations	(9,258)	(17,191)
Interest income	207	282
Interest expense	(1,049)	—
Other (expense) income, net	670	(860)
Net loss	$(9,430)	$(17,769)

Research and development expenses

Research and development expenses were $4.7 million for the three months ended June 30, 2019 compared to $13.7 million for the three months ended June 30, 2018, a decrease of $9.0 million, or 65.7%. This decrease was primarily attributable to:

•	$7.7 million decrease in expenses related to the discontinuation of the MM-121 clinical trials;
•	$2.3 million decrease in expenses related to legacy programs mainly due to the discontinuation of the MM-141 clinical trial; and
•	$0.2 million decrease in stock-based compensation related to reduction in headcount; offset by
•	$0.6 million increase in expenses related to our preclinical and general research and discovery primarily due to recognition of severance expenses; and
•	$0.6 million increase in expense related to activity and services incurred related to the MM-310 clinical trial.

General and administrative expenses

General and administrative expenses were $5.9 million for the three months ended June 30, 2019 compared to $3.5 million for the three months ended June 30, 2018, an increase of $2.4 million, or 68.6%. This increase was primarily attributable to the timing of corporate expenses and recognition of restructuring expenses.

Gain on sales of assets

Gain on sales of assets was $1.4 million for the three months ended June 30, 2019, primarily attributable to sales of our laboratory equipment and office furniture.

Interest income

Interest income was $0.2 million for the three months ended June 30, 2019 compared to $0.3 million for the three months ended June 30, 2018, primarily attributable to the interest income associated with our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $1.0 million for the three months ended June 30, 2019, which primarily represents the loss on extinguishment we recorded upon repayment of the loan agreement with Hercules.

Other (expense) income, net

Other (expense) income, net was $0.7 million of income for the three months ended June 30, 2019 compared to $0.9 million of expense for the three months ended June 30, 2018. The income of $0.7 million for the three months ended June 30, 2019 represents the $1.4 million gain we recorded on the sale of our equity method investment in Silver Creek offset by our proportionate share of Silver Creek’s losses which we recorded prior to the sale of our investment.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
(in thousands)	2019	2018
Operating expenses:
Research and development expenses	$11,100	$26,784
General and administrative expenses	9,612	7,783
Gain on sales of assets	(1,410)	—
Total operating expenses	19,302	34,567
Loss from continuing operations	(19,302)	(34,567)
Interest income	572	557
Interest expense	(1,527)	—
Other income (expense), net	369	(1,541)
Net loss from continuing operations	$(19,888)	$(35,551)

Research and development expenses

Research and development expenses were $11.1 million for the six months ended June 30, 2019 compared to $26.8 million for the six months ended June 30, 2018, a decrease of $15.7 million, or 58.6%. This decrease was primarily attributable to:

•	$11.0 million decrease in expenses related to the discontinuation of the MM-121 clinical trials;
•	$1.0 million decrease in expenses related to our preclinical and general research and discovery primarily due to recognition of restructuring expenses;
•	$3.8 million decrease in expenses related to legacy programs mainly due to the discontinuation of the MM-141 clinical trial; and
•	$0.4 million decrease in stock-based compensation related to reduction in headcount due to restructuring; offset by
•	$0.5 million increase in expense related to activity and services incurred related to the MM-310 clinical trial.

General and administrative expenses

General and administrative expenses were $9.6 million for the six months ended June 30, 2019 compared to $7.8 million for the six months ended June 30, 2018, an increase of $1.8 million, or 23.1%. This increase was primarily attributable to the timing of corporate expenses and recognition of restructuring expenses related to the November 7, 2018, April 30, 2019 and May 30, 2019 restructuring announcements.

Gain on sales of assets

Gain on sales of assets was $1.4 million for the six months ended June 30, 2019, primarily attributable to sales of our laboratory equipment and office furniture.

Interest income

Interest income was $0.6 million for the six months ended June 30, 2019 compared to $0.6 million for the six months ended June 30, 2018, primarily attributable to the interest income associated with our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $1.5 million for the six months ended June 30, 2019, which primarily represents the $1.0 million loss on extinguishment we recorded upon repayment of the loan agreement with Hercules.

Other (expense) income, net

Other (expense) income, net was $0.4 million of income for the six months ended June 30, 2019 compared to $1.5 million of expense for the six months ended June 30, 2018. The income of $0.4 million for the six months ended June 30, 2019 represents the $1.4 million gain we recorded on the sale of our equity method investment in Silver Creek offset by our proportionate share of Silver Creek’s losses which we recorded prior to the sale of our investment.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through June 30, 2019 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. Through June 30, 2019, we have received $580.7 million from the Ipsen sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations, $68.9 million of cash receipts related to ONIVYDE sales, and $28.0 million in milestone payments related to the development and commercialization of ONIVYDE. As of June 30, 2019, we had unrestricted cash and cash equivalents and marketable securities of $39.9 million.

On April 15, 2019, we repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the loan agreement with Hercules in an aggregate amount equal to $16.0 million. We had previously borrowed $15.0 million under the loan agreement. See Note 6, “Notes Payable,” in the accompanying notes to the condensed consolidated financial statements.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(25,525)	$(33,582)
Net cash provided by (used in) investing activities	58,325	(37,399)
Net cash used in financing activities	(15,962)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,838	$(70,981)

Operating activities

Cash used in operating activities of $25.5 million during the six months ended June 30, 2019 was primarily a result of our $19.9 million net loss from operations and a net decrease in assets and liabilities of $7.4 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2019 was primarily driven by decreases in accounts payable, accrued expenses and other and an increase to prepaid expenses and other assets. This decrease was offset by non-cash items, including $2.2 million in depreciation and amortization and $1.1 million of stock-based compensation expense, offset by $2.0 million gain on disposal of fixed assets and $0.4 million in gain on equity method investment. Cash used in operating activities was $33.6 million during the six months ended June 30, 2018. The cash used in operating activities was primarily a result of our $35.6 million net loss from operations and changes in assets and liabilities of $3.2 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2018 was primarily driven by decreases in accounts payable, accrued expenses and other, prepaid expenses and other current assets and deferred rent. This decrease was offset by non-cash items, including $2.3 million in depreciation and amortization, $1.5 million of stock-based compensation expense, $1.4 million in loss on equity method investment.

Investing activities

Cash provided by investing activities of $58.3 million during the six months ended June 30, 2019 was primarily due to proceeds from maturities and sales of marketable securities totaling $48.5 million, proceeds from sale of equity method investment totaling $7.8 million and proceeds on sale of equipment totaling $2.0 million. Cash used in investing activities of $37.4 million during the six months ended June 30, 2018 was primarily due to purchases of marketable securities totaling $48.3 million offset by proceeds from maturities and sales of marketable securities totaling $11.1 million.

Financing activities

Cash used by financing activities of $16.0 million during the six months ended June 30, 2019 was primarily due to repayment of debt of $15.0 million and payment of debt extinguishment costs of approximately $1.0 million. There was no cash provided by or used in financing activities during the six months ended June 30, 2018.

Funding requirements

We have incurred significant expenses and operating losses to date. On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. In connection with that announcement, we discontinued the discovery efforts on our remaining preclinical programs and implemented a reduction in headcount resulting in the termination of all remaining employees as of July 12, 2019. Our future capital requirements will depend on many factors, including:

•	whether we realize the anticipated cost savings in connection with our restructuring efforts;
•	our ability to successfully divest our product candidates and other assets;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Servier;
•	the timing and amount of potential milestone payments that we may receive from 14ner;
•	the timing and amount of any special dividend to our stockholders that our board of directors may declare;
•	the timing and amount of general and administrative expenses required to continue to operate our company;
•	the extent to which we owe any taxes for current, future or prior periods, including as a result of any audits by taxing authorities;
•	the extent to which we invest in any future research or development activities of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

We expect that we would finance any future cash needs through a combination of divestitures of our product candidates or other assets, equity offerings and debt financings. There can be no assurance as to the timing, terms or consummation of any divestiture or financing. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates.

Contractual Obligations and Commitments

On April 15, 2019, we repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the loan agreement with Hercules in an aggregate amount equal to $16.0 million. We had previously borrowed $15.0 million under the loan agreement. See Note 6, “Notes Payable,” in the accompanying notes to the condensed consolidated financial statements.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Business Strategy

Our business strategy depends substantially upon our ability to receive future milestone payments.

Our business strategy depends substantially upon our ability to receive future milestone payments from Ipsen, Servier and 14ner. On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. We are entitled to receive up to $455.0 million in contingent milestone payments related to our sale of ONIVYDE to Ipsen and up to $54.5 million in contingent milestone payments related to our sale of MM-121 and MM-111 to 14ner. We do not have any ongoing research or development activities. Any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the company and the value of the common stock.

Even if some or all of the milestones set forth in the Ipsen sale agreement, Servier agreement and 14ner agreement are achieved, it may take significantly longer than we anticipate and could require us to raise additional funding in order to maintain our ability to receive payment for such milestones.

Achievement of the milestones set forth in the Ipsen sale agreement, the Servier agreement and the 14ner agreement are not guaranteed and there is significant risk that some or all of such milestones will not be achieved when anticipated, if at all. If achievement of the milestones is delayed beyond what we currently anticipate, it could require us to raise additional funds in order to maintain our ability to receive payment for the potential future achievement of such milestones. Sources of funds may not be available or, if available, may not be available on terms satisfactory to us. Raising additional funds could be dilutive or otherwise disadvantageous to our stockholders. Any delay in receipt of the potential benefit to the company or our stockholders resulting from achievement of such milestones, in addition to any additional uncertainty as to whether such milestones will be achieved at all, would materially and adversely affect the company and the value of the common stock.

Time and costs associated with winding down our research and development activities and our plan to return cash to stockholders may be significant.

There are significant costs associated with winding down our normal historic operations, such as separation of employees and termination of contracts, all of which will reduce our cash resources. Additionally, in connection with the special cash dividend announced by our board of directors on May 30, 2019, we will incur third party costs associated with the distribution of such dividend and with any future distribution of cash, if declared by our board of directors, all of which costs would reduce our cash resources.

We rely on external consultants for the execution of our business strategy.

We do not have any employees and instead use a limited number of external consultants for the operation of our company, any of whom may terminate their consultancy with us at any time. The loss of some or all of our consultants could delay or inhibit our ability to run our operations or consummate any divestitures of our remaining assets or could interfere with our ability to receive and distribute any potential milestones from Ipsen or 14ner.

We may be treated as a "public shell" company which could have negative consequences, including potential Nasdaq delisting of our common stock.

Our common stock is currently listed on the Nasdaq Global Market. We do not intend to delist our common stock from Nasdaq. However, following our cessation of normal business operations, we may be treated as a “public shell” company under the Nasdaq rules and the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Although Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.

If our common stock is delisted from Nasdaq, we would expect that such securities would qualify for trading over-the-counter, or OTC, in the United States on a market colloquially referred to as the “Pink Sheets.” Securities quoted OTC are generally subject to lesser requirements than securities listed for trading on a U.S. national stock exchange, such as Nasdaq, including reduced corporate governance and public reporting standards.

If Nasdaq should delist our common stock from trading, a reduction in some or all of the following may occur, each of which could have a material adverse effect on holders of our common stock: the liquidity of our common stock; the market price of the common stock; the number of institutional and general investors that will consider investing in the common stock; the number of investors in general that will consider investing in the common stock; the number of market makers in our common stock; the availability of information concerning the trading prices and volume of the common stock; and the number of broker-dealers willing to execute trades in our common stock. In addition to the foregoing, there are certain consequences under the Securities Act of being a public shell company, including the unavailability of Rule 144 thereunder for the resale of restricted securities and the inability to utilize Form S-8 for the registration of employee benefit plan securities.

We have been, and in the future may be, subject to securities litigation, which is expensive and could divert our attention.

We have been, and may in the future be, subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention, which could seriously harm our business. For instance, a putative stockholder class action suit was filed by a purported stockholder of ours in the Superior Court of Massachusetts for the County of Middlesex against us and our directors. The case was captioned Robert Garfield v. Merrimack Pharmaceuticals Inc., et al., or the Garfield Action. The Garfield Action complaint alleged that our directors breached their fiduciary duties by entering into the Ipsen sale agreement and that the definitive proxy statement relating to the Ipsen sale contained inadequate disclosures and omissions. Although we believed that the Garfield Action was without merit, to avoid the risk of the litigation delaying or adversely affecting the Ipsen sale and to minimize the expense of defending the litigation related to the Ipsen sale, we agreed to make supplemental disclosures related to the Ipsen sale and to pay the plaintiff’s counsel $375,000 in attorney’s fees in connection with the resolution of the Garfield Action. As a result, the plaintiff concluded that the claims in the Garfield Action were mooted, and the Garfield Action was dismissed with prejudice. Nonetheless, there can be no guarantee that we will not be the target of additional securities class action litigation in the future.

Risks Related to the Sale and Divestiture of Assets

There can be no guarantee that Ipsen will comply with its obligation to use commercially reasonable efforts in connection with the development of ONIVYDE or that the milestones set forth in the Ipsen sale agreement or the Servier agreement will be achieved.

Ipsen has agreed to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications. There is no guarantee that Ipsen will undertake such development however, or that any of its efforts will lead to the successful approval of ONIVYDE for such additional indications or lead to achievement of the milestones set forth in the Ipsen sale agreement. We also do not have any right to receive updates on the progress of Ipsen’s development of ONIVYDE beyond what Ipsen chooses to disclose publicly. The milestones set forth in the Ipsen sale agreement may not be achieved and we may not receive any future contingent payments.

Additionally, although the Ipsen sale agreement entitles us to receive certain net milestone payments of up to $33.0 million that may become payable under the Servier agreement, to date we have received only $28.0 million of such net milestone payments. Payment of the remaining $5.0 million is not guaranteed for the milestone related to the first patient dosed in a pivotal clinical trial of ONIVYDE in an indication other than pancreatic cancer, as the satisfaction of such milestone is based on a clinical trial being conducted by Ipsen and Servier and is therefore out of our control.

Our business strategy depends substantially upon our ability to receive future milestone payments from Ipsen and Servier. Any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the company and the value of the common stock.

There can be no guarantee that 14ner will comply with its obligation to use commercially reasonable efforts in connection with the development of MM-121 and MM-111 or that the milestones set forth in the asset purchase agreement with 14ner will be achieved.

14ner has agreed to use commercially reasonable efforts to develop MM-121 and MM-111. However, there is no guarantee that 14ner will take the steps set forth in the asset purchase agreement with 14ner, or the 14ner agreement, or that any of its efforts will lead to the successful approval of MM-121 or MM-111 by the FDA or other regulatory bodies. The milestones set forth in the 14ner agreement may not be achieved and we may not receive any future contingent payments. Because our business strategy depends substantially upon our ability to receive future milestone payments, including from 14ner, any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the company and the value of the common stock.

Ipsen did not assume any of the excluded liabilities under the Ipsen sale agreement.

Pursuant to the Ipsen sale agreement, Ipsen assumed only certain specified liabilities set forth in the Ipsen sale agreement and did not assume all of the liabilities associated with the commercial business. Certain liabilities remain with us post-closing. While we believe that we have adequately accrued for these liabilities or are adequately insured against certain of the risks associated with such excluded liabilities, we could incur additional expenditures in resolving any such liabilities. If we become subject to liability based upon such contractual obligations or otherwise and we are required to indemnify the counterparties, it could have a material adverse effect on our financial position.

14ner did not assume any of the excluded liabilities under the 14ner agreement.

Pursuant to the 14ner agreement, 14ner assumed only certain specified liabilities set forth in the 14ner agreement and did not assume all of the liabilities associated with MM-121 or MM-111. Certain liabilities remain with us post-closing. While we believe that we have adequately accrued for these liabilities or are adequately insured against certain of the risks associated with such excluded liabilities, we could incur additional expenditures in resolving any such liabilities. If we become subject to liability based upon such contractual obligations or otherwise and we are required to indemnify the counterparties, it could have a material adverse effect on our financial position.

The Ipsen sale agreement may expose us to contingent liabilities.

We have agreed to indemnify Ipsen for certain breaches of representations, warranties or covenants made by us in the Ipsen sale agreement and for certain specified existing litigation. We have agreed that if we cannot pay our indemnification obligations, Ipsen will have set-off rights against any future contingent payments. Indemnification claims by Ipsen could further materially and adversely affect our financial condition and/or significantly reduce any future contingent payments.

The 14ner agreement may expose us to contingent liabilities.

We have agreed to indemnify 14ner for certain breaches of representations, warranties or covenants made by us in the 14ner agreement. We have agreed that 14ner will have set-off rights against any future contingent payments. Indemnification claims by 14ner could materially and adversely affect our financial condition and/or significantly reduce any future contingent payments.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $19.9 million for the six months ended June 30, 2019. Our net loss from continuing operations before income tax benefit was $68.5 million for the year ended December 31, 2018 and $118.4 million for the year ended December 31, 2017. As of June 30, 2019, we had an accumulated deficit of $543.2 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. We have devoted substantially all of our efforts to research and development, including clinical trials and recently to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE.

Although we are not actively developing product candidates and do not have any current plans to do so, to become and remain profitable, we would need to succeed in developing and commercializing products with significant market potential. This would require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling or partnering those products for which we may in the future seek and receive regulatory approval. We may never undertake or succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business or diversify our product offerings, to the extent we undertake such activities, or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need substantial additional funding in connection with any future product development efforts. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need substantial additional funding in connection with any future product development efforts. Although we are not currently developing our product candidates and do not have any current plans to do so, we expect that we would incur significant research and development expenses to the extent that we decide to do so. In addition, we may need additional funding to execute our business strategy and maintain our ability to receive payment for some or all of the milestones set forth in the Ipsen sale agreement, the Servier agreement or the 14ner agreement. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate any such future research and development programs or commercialization efforts and/or we could be forced to revise or abandon our current business strategy.

Our future capital requirements will depend on many factors, including:

•	whether we realize the anticipated cost savings in connection with our restructuring efforts;
•	our ability to successfully divest our product candidates and other assets;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Servier;
•	the timing and amount of potential milestone payments that we may receive from 14ner;
•	the timing and amount of any special dividend to our stockholders that our board of directors may declare;
•	the timing and amount of general and administrative expenses required to continue to operate our company;
•	the extent to which we owe any taxes for current, future or prior periods, including as a result of any audits by taxing authorities;
•	the extent to which we invest in any future research or development activities of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent to which we acquire or invest in businesses, products and technologies.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and, even if regulatory approval is obtained, achieve product sales of any of our product candidates. In addition, any of our product candidates, even if approved, may not achieve commercial success. If we undertake future development of our product candidates but fail to generate sufficient revenues from collaborations or the commercialization of any of our product candidates, we will need to continue to rely on additional financing to achieve our business objectives.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our revenue streams or product candidates.

We expect that we would finance any future cash needs through a combination of divestitures of our product candidates or other assets, equity offerings and debt financings. There can be no assurance as to the timing, terms or consummation of any divestiture or financing. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates.

On December 15, 2017, we filed a registration statement on Form S-3 with the SEC to allow the issuance of our securities from time to time in one or more offerings of up to $150,000,000 in aggregate dollar amount. This registration statement was declared effective by the SEC on January 5, 2018. If we are unable to raise additional funds through divestitures or equity or debt financings when needed, we may not have enough funding to execute our business strategy and maintain our ability to receive payment for some or all of the milestones set forth in the Ipsen sale agreement, the Servier agreement or the 14ner agreement.

Future indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have had in the past, and may in the future have, a significant amount of indebtedness. In July 2013, we issued $125.0 million aggregate principal amount of 4.50% convertible notes due 2020, or convertible notes. In December 2015, we issued $175.0 million aggregate principal amount of 11.50% senior secured notes due 2022, or 2022 notes. In July 2018, we entered into the loan agreement with Hercules, which provided for a term loan advance of $15.0 million. Although we used a portion of the proceeds from the Ipsen sale to fully extinguish the 2022 notes, we have extinguished all but $56,000 of the aggregate remaining principal amount of the convertible notes, and in April 2019, we repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the loan agreement, we could in the future incur additional indebtedness.

Substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•

requiring us to dedicate a substantial portion of our resources to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

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

Risks Related to the Development and Commercialization of Our Product Candidates

Although we have in the past depended heavily on the success of our product candidates, we do not have any product candidates currently in active development. Future clinical trials of our product candidates, if any, may not be successful. If we are unable to successfully develop or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Although we have invested a significant portion of our efforts and financial resources in the development of our product candidates for the treatment of various types of cancer, we are no longer actively developing any of our product candidates. Our ability to generate meaningful product revenues will depend heavily on the successful development of our product candidates, if pursued. To the extent that we pursue development in the future of any of our product candidates, success will depend on several factors, including the following:

•	successful enrollment in, and completion of, preclinical studies and clinical trials;
•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States for our product candidates, including our diagnostics;
•	establishing manufacturing capabilities, which we would anticipate doing primarily through arrangements with third-party manufacturers;
•	launching commercial sales of any approved products, whether alone or in collaboration with others;
•	acceptance of any approved products by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of any products following approval; and
•	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

If we do not undertake development of any product candidates or achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop our product candidates, which would materially harm our business.

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

To the extent that we conduct clinical trials of our product candidates in the future and such trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We may never receive approval to commercialize our product candidates in the United States or other jurisdictions. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. To the extent that we conduct clinical trials of our product candidates, a failure of one or more of such trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and successful interim results of a clinical trial do not necessarily predict successful final results.

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

Although we are not actively developing any of our product candidates, to the extent that we do decide to undertake development, the risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval, and it is impossible to ensure that safety or efficacy issues will not arise following regulatory approval. Currently marketed therapies for solid tumors are generally limited to some extent by their toxicity. Use of our product candidates as monotherapies in clinical trials also has resulted in adverse events consistent in nature with other marketed therapies. When used in combination with other marketed or investigational therapies, our product candidates may exacerbate adverse events associated with the other therapy. If our products or product candidates, either alone or in combination with other therapies, result in undesirable side effects or have characteristics that are unexpected, we may need to modify or abandon any such future development or marketing.

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

We are a party to intellectual property license agreements with third parties and may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

Our product development strategy depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the enforceable proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates, prevent us from divesting certain assets or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our former employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development or other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace and operate our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to our patented technology and products, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, such as our employees, corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We have entered into confidentiality and invention or patent assignment agreements with our employees and consultants. Any of these parties may breach these agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Data Protection and Cybersecurity

Our failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act. We could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information in a manner that is not authorized or permitted.

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

Risks Related to Employee Matters

Our future success depends on our ability to retain qualified personnel.

We do not have any employees and instead use a limited number of external consultants for the operation of our company, any of whom may terminate their consultancy with us at any time. We may not be able to attract and retain consultants on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We do not maintain “key person” insurance.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

We announced on November 7, 2018, April 4, 2019 and May 30, 2019 a series of reductions in headcount as part of a corporate restructuring as we close out clinical and development activities. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increase difficulties in implementing our business strategy.

We have entered into and may continue to enter into or seek to enter into business combinations, acquisitions or divestitures which may be difficult to consummate, disrupt our business, divert management attention or dilute stockholder value.

As part of our business strategy, we may enter into business combinations, acquisitions or divestitures. Although we consummated the Ipsen sale in April 2017 and the sale to 14ner of MM-121 and MM-111 in July 2019, we have limited experience in making acquisitions and divestitures. In addition, acquisitions and divestitures are typically accompanied by a number of risks, including:

•	the difficulty of integrating or separating the operations and personnel of the acquired companies or divested product;
•	the potential disruption of our ongoing business and distraction of management;
•	potential unknown liabilities and expenses;
•	the failure to achieve the expected benefits of the combination, acquisition or divestiture;
•	the maintenance of acceptable standards, controls, procedures and policies; and
•	the impairment of relationships with personnel as a result of any integration or separation of management and other personnel.

If we are not successful in completing acquisitions or divestitures that we may pursue in the future, we would be required to reevaluate our business strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the acquisitions or divestitures. In addition, with future acquisitions, if pursued, we could use substantial portions of our available cash as all or a portion of the purchase price or could issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

Our corporate compliance efforts cannot guarantee that we are in compliance with all potentially applicable regulations.

We are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have implemented a corporate compliance program based on what we believe are the current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, disqualification or debarment from participation in federally-funded healthcare programs or other sanctions or litigation, any of which events may have a significant adverse impact on our business.

Risks Related to Our Common Stock

Our directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

Our directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own a large portion of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could discourage, delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and in the future may be subject to substantial price volatility. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	the timing and amount of potential milestone payments that we may receive from Ipsen, Servier and/or 14ner;
•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
•	activism by any single large stockholder or combination of stockholders;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

Because we do not anticipate paying regular cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for holders of our common stock.

We have not historically declared or paid regular cash dividends on our common stock. Although our board of directors declared a special cash dividend of $140.0 million, which was payable on May 26, 2017 to stockholders of record as of the close of business on May 17, 2017, and announced on May 30, 2019 plans to declare an additional special cash dividend, we do not currently intend to pay any regular cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may in the future preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

Future sales of shares of our common stock, including by us or our directors, or shares issued upon the exercise of currently outstanding options could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Item 5.Other Information.

Our board of directors has set September 11, 2019 as the date for our 2019 Annual Meeting of Stockholders. Proposals of stockholders intended to be presented at our 2019 Annual Meeting of Stockholders pursuant to Rule 14a-8 promulgated under the Exchange Act must be received by us at our principal executive offices, One Broadway, 14th Floor, Cambridge, Massachusetts 02142, a reasonable amount of time before we begin to print and send our proxy materials.

If a stockholder wishes to present a proposal at our 2019 Annual Meeting of Stockholders, but does not wish to have the proposal considered for inclusion in our proxy statement and proxy card, pursuant to the advance notice provision in our bylaws, such stockholder must give written notice to our Secretary at our principal executive offices at the address noted above. Our Secretary must receive such notice no later than July 27, 2019.

Item 6.Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Stock Purchase Agreement, dated as of May 7, 2019, by and among the Registrant, HNKK Holdings Limited and Silver Creek Pharmaceuticals, Inc.

10.2†

Asset Purchase Agreement, dated as of May 28, 2019, by and between the Registrant and 14ner Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019)

10.3

Amendment No. 1 to Asset Purchase Agreement, dated as of June 24, 2019, by and between the Registrant and 14ner Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2019)

10.4

Amendment No. 2 to Asset Purchase Agreement, dated as of June 28, 2019, by and between the Registrant and 14ner Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2019)

10.5*	Separation and Release of Claims Agreement, dated as of April 12, 2019, by and between the Registrant and Sergio L. Santillana

10.6*	Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Daryl C. Drummond

10.7*	Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Jean M. Franchi

10.8*	Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Jeffrey A. Munsie

10.9*	Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Richard Peters

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.
†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: July 17, 2019	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Executive and Financial Officer)