Form 10-Q
period 2019-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2019-11-12
CIK 1274792

Al cost

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, there were 13,362,951 shares of Common Stock, $0.01 par value per share, outstanding.

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
•

our rights to receive payments related to the milestone events under the asset purchase and sale agreement with Ipsen S.A. or under the license and collaboration agreement between Ipsen S.A. and Les Laboratoires Servier SAS (as assignee from Shire plc), when expected or at all, and our intent to deliver any such milestone payments received to stockholders, after any taxes owed;

•	our rights to receive payments related to the milestone events under the asset purchase agreement with 14ner Oncology, Inc., when expected or at all;
•	our intellectual property position;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our cash runway and the sufficiency of our financial resources to fund our operations; and
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$20,858	$20,079
Marketable securities	—	51,199
Restricted cash	—	584
Prepaid expenses and other current assets	1,540	4,240
Total current assets	22,398	76,102
Property and equipment, net	—	2,269
Equity method investment	—	7,428
Other assets	2,443	2,744
Total assets	$24,841	$88,543
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$4,683	$13,677
Deferred rent	—	1,118
Other current liabilities	56	—
Total current liabilities	4,739	14,795
Note payable, net of discount and current portion	—	14,873
Other long-term liabilities	—	56
Total liabilities	4,739	29,724
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued or outstanding at September 30, 2019 or December 31, 2018	—	—
Common stock, $0.01 par value: 30,000 shares authorized at September 30, 2019 and December 31, 2018; 13,363 and 13,343 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,334	1,334
Additional paid-in capital	562,638	580,771
Accumulated other comprehensive loss	—	(9)
Accumulated deficit	(543,870)	(523,277)
Total stockholders’ equity	20,102	58,819
Total liabilities and stockholders’ equity	$24,841	$88,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Operating expenses:
Research and development expenses	$—	$12,959	$11,100	$39,743
General and administrative expenses	4,346	3,777	13,958	11,560
Gain on sale of assets	(3,500)	—	(4,910)	—
Total operating expenses	846	16,736	20,148	51,303
Loss from operations	(846)	(16,736)	(20,148)	(51,303)
Other income and expenses:
Interest income	140	306	712	863
Interest expense	—	(472)	(1,527)	(472)
Other (expense) income, net	1	(237)	370	(1,778)
Total other income and expenses	141	(403)	(445)	(1,387)
Net loss from continuing operations before income tax benefit	(705)	(17,139)	(20,593)	(52,690)
Income tax benefit	—	4,798	—	4,798
Net loss from continuing operations	(705)	(12,341)	(20,593)	(47,892)
Discontinued operations:
Income from discontinued operations, net of tax	—	16,330	—	16,330
Net income (loss)	$(705)	$3,989	$(20,593)	$(31,562)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	—	(4)	9	(5)
Other comprehensive income (loss)	—	(4)	9	(5)
Comprehensive income (loss)	$(705)	$3,985	$(20,584)	$(31,567)
Basic and dilutive net income (loss) per common share:
Net loss from continuing operations	$(0.05)	$(0.92)	$(1.54)	$(3.59)
Net income from discontinued operations, net of tax	—	1.22	—	$1.22
Net income (loss) per share	$(0.05)	$0.30	$(1.54)	$(2.37)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,358	13,343	13,348	13,343
Cash dividend paid per common share	$1.4967	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	13,343	$1,334	$580,771	$(9)	$(523,277)	$58,819
Stock-based compensation	—	—	594	—	—	594
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(10,458)	(10,458)
Balance at March 31, 2019	13,343	$1,334	$581,365	$—	$(533,735)	$48,964
Stock-based compensation	—	—	487	—	—	487
Exercise of stock options	6	—	23	—	—	23
Net loss	—	—	—	—	(9,430)	(9,430)
Balance at June 30, 2019	13,349	$1,334	$581,875	$—	$(543,165)	$40,044
Stock-based compensation	—	—	703	—	—	703
Exercise of stock options	14	—	60	—	—	60
Dividend paid	—	—	(20,000)	—	—	(20,000)
Net loss	—	—	—	—	(705)	(705)
Balance at September 30, 2019	13,363	$1,334	$562,638	$—	$(543,870)	$20,102

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	13,343	$1,334	$577,721	$—	$(482,771)	$96,284
Stock-based compensation	—	—	764	—	—	764
Unrealized loss on marketable securities	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(17,782)	(17,782)
Balance at March 31, 2018	13,343	$1,334	$578,485	$(12)	$(500,553)	$79,254
Stock-based compensation	—	—	780	—	—	780
Unrealized loss on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(17,769)	(17,769)
Balance at June 30, 2018	13,343	$1,334	$579,265	$(1)	$(518,322)	$62,276
Stock-based compensation	—	—	782	—	—	782
Unrealized loss on marketable securities	—	—	—	(4)	—	(4)
Net income	—	—	—	—	3,989	3,989
Balance at September 30, 2018	13,343	$1,334	$580,047	$(5)	$(514,333)	$67,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(20,593)	$(31,562)
Less:
Gain from discontinued operations	—	16,330
Loss from continuing operations	(20,593)	(47,892)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	141	121
Loss on extinguishment of debt	971	—
Benefit from intraperiod tax allocation	—	(4,798)
Depreciation and amortization expense	2,228	3,211
Non-cash activity related to discontinued operations	—	(532)
Loss (gain) on sale of equipment	(1,984)	184
Gain on sale of in progress research and development asset	(3,500)	—
Premiums paid on marketable securities	—	(2)
Amortization and accretion on marketable securities	(292)	(398)
Stock-based compensation expense	1,784	2,326
Loss (gain) on equity method investment	(372)	1,658
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,001	(314)
Income taxes payable	—	361
Accounts payable, accrued expenses and other	(10,112)	1,083
Deferred rent	—	(1,704)
Net cash used in operating activities	(28,728)	(46,696)
Cash flows from investing activities
Purchase of property and equipment	—	(118)
Proceeds from sale of equipment	2,025	—
Proceeds from sale of in progress research and development asset	3,500	—
Proceeds from sale of equity method investment	7,800	—
Proceeds from sale of business	—	23,000
Proceeds from maturities and sales of marketable securities	51,500	42,200
Purchases of marketable securities	—	(76,857)
Net cash provided by (used in) investing activities	64,825	(11,775)
Cash flows from financing activities
Proceeds from issuance of notes payable, net of issuance costs	—	14,632
Proceeds from exercise of stock options	83	—
Repayment of debt	(15,000)	—
Payment of debt extinguishment costs	(985)	—
Payment of dividend	(20,000)	—
Net cash (used in) provided by financing activities	(35,902)	14,632
Net increase (decrease) in cash, cash equivalents and restricted cash	195	(43,839)
Cash, cash equivalents and restricted cash, beginning of period	20,663	94,217
Cash, cash equivalents and restricted cash, end of period	$20,858	$50,378
Non-cash investing activities
Supplemental disclosure of cash flows
Cash paid for interest	1,399	235

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

On April 3, 2017, the Company completed the sale to Ipsen (the “Ipsen Sale”) of ONIVYDE and MM-436. In connection with the Ipsen Sale, the Company is eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. The Company is also eligible to receive a remaining $5.0 million milestone payment that may become payable for the ex-U.S. development and commercialization of ONIVYDE pursuant to a license and collaboration agreement (the “Servier Agreement”) between Ipsen and Les Laboratoires Servier SAS (“Servier”) (as assignee from Shire plc). The Company entered into the Servier Agreement in 2014, and on April 3, 2017, the Servier Agreement was assigned to Ipsen in connection with the completion of the Ipsen Sale. To date, the Company has received $28.0 million of the potential $33.0 million in milestone payments under the Servier Agreement.

The remaining up to $455.0 million in potential milestone payments resulting from the Ipsen Sale consist of:

•

$5.0 million upon Ipsen and Servier’s joint decision to progress their ongoing multi-part clinical trial evaluating ONIVYDE in small-cell lung cancer (“SCLC”) into the second randomized portion of the trial focused on efficacy;

•	$225.0 million upon approval by the U.S. Food and Drug Administration (“FDA”) of ONIVYDE for the first-line treatment of metastatic adenocarcinoma of the pancreas, subject to certain conditions;
•	$150.0 million upon approval by the FDA of ONIVYDE for the treatment of small-cell lung cancer (“SCLC”) after failure of first-line chemotherapy; and
•	$75.0 million upon approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

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

The Company’s termination of its executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, the Company does not have any employees. The Company has engaged external consultants to run the day-to-day operations of the Company. The Company has also entered into consulting agreements with certain former members of its executive management team who are supporting the Company’s relationship with current partners, assisting with the potential sale of remaining preclinical and clinical assets, and assisting with certain legal matters and the continued wind-down of operations.

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

On July 12, 2019, the Company completed the sale to 14ner Oncology, Inc. (“14ner”) (the “14ner Sale”) of its anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111. In connection with the 14ner Sale, the Company received an upfront cash payment of $3.5 million in connection with the completion of the 14ner Sale. The Company is also eligible to receive up to $54.5 million in additional potential development, regulatory approval and commercial-based milestone payments, consisting of:

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
•

The Company’s board of directors authorized and declared a special cash dividend of $20.0 million to holders of the Company's common stock, which was payable on September 5, 2019 to stockholders of record as of the close of business on August 28, 2019.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2019, the Company had an accumulated deficit of $543.9 million. During the nine months ended September 30, 2019, the Company incurred a net loss of $20.6 million and used $28.7 million of cash in operating activities. The Company expects to continue to generate operating losses in the foreseeable future. Based on current projections, the Company believes that existing cash, and cash equivalents of $20.9 million as of September 30, 2019 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, its statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and its statements of cash flows for the nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in the notes related to the three and nine months ended September 30, 2019 and 2018 are unaudited. The results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$20,858	$49,794
Restricted cash (long-term)	—	584
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$20,858	$50,378

Restricted cash on the statement of financial position for 2018 primarily represents amounts pledged as collateral for operating lease obligations as contractually required.

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

3. Leases

The Company adopted the new leasing standards on January 1, 2019, using the modified retrospective transition method, which does not require restatement of prior periods, for all the leases existing as of the adoption date. The adoption of the new leasing standards did not have a significant impact on the Company’s consolidated financial statements. As of January 1, 2019, the Company’s only existing lease was the lease of its principal research and office space located at One Kendall Square in Cambridge, Massachusetts, which expired in June 2019.

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

The following tables show assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,705	$—	$—
Totals	$16,705	$—	$—

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,292	$—	$—
Commercial paper	—	1,998	—
Totals	$16,292	$1,998	$—

Marketable securities:
Commercial paper	$—	$31,766	$—
Corporate debt securities	—	7,479	—
Government securities	—	11,954	—
Totals	$—	$51,199	$—

During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

The Company’s cash, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses are recorded at cost, which approximates fair value due to their short-term nature.

5. Marketable Securities and Cash Equivalents

The following table summarizes the Company’s marketable securities and cash equivalents as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$16,705	$—	$—	$16,705
Total cash equivalents	$16,705	$—	$—	$16,705

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$16,292	$—	$—	$16,292
Commercial paper	1,998	—	—	1,998
Total cash equivalents	$18,290	$—	$—	$18,290

Marketable securities:
Commercial paper	$31,766	$—	$—	$31,766
Corporate debt securities	7,487	—	(8)	7,479
Government securities	11,955	—	(1)	11,954
Total marketable securities	$51,208	$—	$(9)	$51,199

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

No interest expense was associated with the Loan Agreement for the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company recognized $1.5 million of interest expense related to the Loan Agreement. No interest expense was associated with the Loan Agreement for the three and nine months ended September 30, 2018.

7. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Accounts payable	$710	$1,034
Accrued goods and services	1,399	2,082
Accrued clinical trial costs	684	1,683
Accrued drug purchase costs	371	4,245
Accrued payroll and related benefits	—	2,315
Accrued restructuring expenses	122	921
Income taxes payable	83	83
Deferred tax incentives	1,314	1,314
Total accounts payable, accrued expenses and other	$4,683	$13,677

8. Stock-Based Compensation

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The Company’s board of directors authorized and declared a special cash dividend of $20.0 million to holders of the Company's common stock, which was payable on September 5, 2019 to stockholders of record as of the close of business on August 28, 2019. The board of directors determined, in accordance with the adjustment provision of the 2011 Plan, that the special cash dividend was unusual and non-recurring and that appropriate adjustment to the stock options to purchase shares of the Company’s common stock outstanding under the 2011 Plan was required. The Company treated this adjustment as a modification to the original stock option grant because the terms of the agreements were modified in order to preserve the value of the option awards after a large non-recurring cash dividend. These options were amended to decrease the exercise price and increase the shares subject to the stock option. However, as the fair value of the underlying stock decreased more than the exercise price upon modification, and the result was a decrease in the fair value of such options. Accordingly, no incremental value was provided and no additional compensation cost was recorded by the Company.

At September 30, 2019, there were 1.2 million shares remaining available for grant under the 2011 Plan. The weighted-average grant date fair value per share of stock options granted during the three and nine months ended September 30, 2019 was $3.53. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2018.

The fair value of stock options granted to employees during the nine months ended September 30, 2019 and 2018 was estimated at the date of grant using the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	1.8%	2.3 – 2.9%
Expected dividend yield	0%	0%
Expected term	5.4 years	5.3 - 5.8 years
Expected volatility	67%	62 – 64%

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2019 and 2018 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Research and development expense	$—	$256	$223	$870
General and administrative expense	703	526	1,561	1,456
Total stock-based compensation expense	$703	$782	$1,784	$2,326

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

The Company follows the two-class method when computing net loss per share when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the three and nine months ended September 30, 2019 and 2018, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of September 30, 2019 and 2018.

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2018 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2019 and 2018 are shown in the chart below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Outstanding options to purchase common stock	1,781	1,806	1,781	1,806

10. Restructuring Activities

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring. The corporate restructuring followed a comprehensive review of the Company’s product candidate pipeline. Under this corporate restructuring, the Company recognized total restructuring expenses of $1.3 million for the year ended December 31, 2018 consisting of one-time employee termination benefits of $1.0 million recorded in research and development expense and $0.3 million recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately $0.4 million of these payments were made during the fourth quarter of 2018, and the accrued remaining payments at December 31, 2018 were approximately $0.9 million.

During the three months ended September 30, 2019, the Company reversed restructuring expenses of $0.1 million, consisting of one-time employee termination benefits of $0.1 million recorded in general and administrative expense. During the nine months ended September 30, 2019, the Company recognized additional restructuring expenses of $4.8 million, consisting of one-time employee termination benefits of $2.0 million recorded in research and development expense and $2.8 million recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. During the three and nine months ended September 30, 2019, the Company paid approximately $0.8 million and $5.6 million of these restructuring expenses, respectively.

As a result of the restructuring announced on January 8, 2017, the Company paid $0.2 million and $0.6 million, respectively, in restructuring expense for the three and nine months ended September 30, 2018. There were no restructuring expenses for the three and nine months ended September 30, 2018.

As of July 12, 2019, the Company has no employees.

The following table summarizes the charges related to the restructuring activities as of September 30, 2019:

(in thousands)	Accrued Restructuring Expenses at December 31, 2018	Expenses	Less: Payments	Accrued Restructuring Expenses at September 30, 2019
Severance, benefits and related costs due to workforce reduction	$921	$4,825	$(5,624)	$122
Totals	$921	$4,825	$(5,624)	$122

11. Investment in Silver Creek

On August 20, 2010, the Company acquired a controlling financial interest in Silver Creek. At such time, the Company had the ability to direct the activities of Silver Creek that most significantly impacted Silver Creek’s economic performance through its ownership percentage and through the board of director seats controlled by the Company. As such, the Company consolidated Silver Creek in its financial statements. Since the Company acquired its financial interest, Silver Creek has raised funding through the issuance of preferred stock and convertible promissory notes. The Company has not participated in any Silver Creek financings nor has it provided any funding.

During the third quarter of 2017, Silver Creek completed its Series C preferred stock financing, reducing the Company’s ownership percentage in Silver Creek below 50% and resulting in the Company no longer controlling the Silver Creek board of directors. Accordingly, the Company determined that it was no longer the primary beneficiary of Silver Creek and deconsolidated Silver Creek from its financial statements on July 13, 2017. Starting on July 14, 2017, the Company accounted for its investment in Silver Creek under the equity method of accounting since the Company had the ability to exercise significant influence over Silver Creek. Under the equity method of accounting, the Company has recorded its proportionate share of Silver Creek’s losses in its results of operations with a corresponding decrease in the carrying value of the investment.

As of May 7, 2019, the carrying value of the Company’s investment in Silver Creek was $6.4 million. On May 7, 2019, the Company sold its entire equity position in Silver Creek for $7.8 million. Accordingly, a $1.4 million of gain on sale of its equity investment was recognized during the nine months ended September 30, 2019 within other (expense) income, net in the condensed consolidated statement of operations and comprehensive loss.

12. 14ner Sales Transaction

On July 12, 2019, the Company completed the 14ner Sale. In connection with the 14ner Sale, the Company received an upfront cash payment of $3.5 million and recognized in gain on sale of assets during the three and nine months ended September 30, 2019. The Company is also eligible to receive up to $54.5 million in additional potential development, regulatory approval and commercial-based milestone payments, consisting of:

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

13. Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance may have on its condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed above, the Company does not believe that the adoption of recently issued standards has or may have a material impact on the Company’s condensed consolidated financial statements or disclosures.

14. Subsequent Events

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On April 3, 2017, we completed the sale to Ipsen, the Ipsen sale of ONIVYDE and MM-436, or the commercial business. In connection with the Ipsen sale, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We are also eligible to receive a remaining $5.0 million milestone payment that may become payable for the ex-U.S. development and commercialization of ONIVYDE pursuant to a license and collaboration agreement, or the Servier agreement, between Ipsen and Les Laboratoires Servier SAS, or Servier (as assignee from Shire plc). We entered into the Servier agreement in 2014, and on April 3, 2017, the Servier agreement was assigned to Ipsen in connection with the completion of the Ipsen sale. To date, we have received $28.0 million of the potential $33.0 million in milestone payments under the Servier agreement.

The remaining up to $455.0 million in potential milestone payments resulting from the Ipsen sale consist of:

•

$5.0 million upon Ipsen and Servier’s joint decision to progress their ongoing multi-part clinical trial evaluating ONIVYDE in small-cell lung cancer, or SCLC, into the second randomized portion of the trial focused on efficacy;

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

The termination of our executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, we do not have any employees. We have engaged external consultants to run our day-to-day operations. We have also entered into consulting agreements with certain former members of our executive management team who are supporting our relationship with current partners, assisting with the potential sale of remaining preclinical and clinical assets, and assisting with certain legal matters and the continued wind-down of operations.

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

On July 25, 2019, our board of directors announced, authorized and declared a special cash dividend of $20.0 million to holders of our common stock. The special dividend was payable on September 5, 2019 to stockholders of record as of the close of business on August 28, 2019. The special dividend resulted in a decrease to additional paid-in capital.

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

As of September 30, 2019, we had unrestricted cash and cash equivalents of $20.9 million. We expect that our cash and cash equivalents as of September 30, 2019 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

We have never been profitable and, as of September 30, 2019, we had an accumulated deficit of $543.9 million. Our net loss was $20.6 million and $31.6 million for the nine months ended September 30, 2019 and 2018, respectively. We do not expect to have any research and development expenses going forward.

Financial Operations Overview

Research and development expenses

Research and development expenses consisted of costs associated with our preclinical research activities, conduct of clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consisted of:

•	employee salaries and related expenses, which included stock-based compensation and benefits for the personnel involved in our drug discovery and development activities;
•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites;
•	manufacturing material expense for third-party manufacturing organizations and consultants, including costs associated with manufacturing product prior to product approval;
•	license fees for and milestone payments related to in-licensed products and technologies; and
•

facilities, depreciation and other allocated expenses, which included direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expensed research and development costs as incurred. As a result of completing the closeout of our SHERLOC, SHERBOC and MM-310 clinical trials, the discontinuation of the discovery efforts for our remaining preclinical programs, MM-401 and MM-201, and the termination of all remaining employees as of July 12, 2019, we no longer have any ongoing research or development activities. Accordingly, no research and development costs were recognized in the third quarter of 2019 and we do not anticipate incurring any such costs in future periods.

We have historically used our employee and infrastructure resources across multiple research and development programs. We tracked expenses related to our most advanced product candidates on a per project basis. Accordingly, we allocated internal employee-related and infrastructure costs, as well as third-party costs, to each of these programs. We do not allocate to specific development programs either stock-based compensation expense or expenses related to preclinical programs. Costs that were not directly attributable to specific clinical programs, such as wages related to shared laboratory services, travel and employee training and development, are not allocated and are considered general research and discovery expenses.

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
MM-121	$—	$7,898	$3,584	$22,496
MM-310	—	1,102	1,826	2,460
Preclinical, general research and discovery	—	3,553	5,162	9,689
Legacy programs	—	150	304	4,228
Stock-based compensation	—	256	224	870
Total research and development expenses	$—	$12,959	$11,100	$39,743

During the second quarter of 2019 we ceased all research and development activities related to all of our programs listed above and are actively pursuing the sale of any of our remaining program assets.

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

In February 2018, we dosed the first patient in our global, double-blinded, placebo-controlled, biomarker-selected Phase 2 randomized SHERBOC clinical trial evaluating MM-121 in combination with fulvestrant, versus fulvestrant alone, in patients with heregulin positive, hormone receptor positive, ErbB2 (HER2) negative, metastatic breast cancer. On November 7, 2018, we announced that we were discontinuing development of all ongoing MM-121 programs, including terminating the SHERBOC clinical trial based on the results of the interim analysis of the SHERLOC clinical trial. The costs for MM-121 were expensed as incurred, as we believed the costs to maintain the intellectual property for MM-121 increased the likelihood of selling or out-licensing the program.

On July 12, 2019, we completed the 14ner sale of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary activity in patients with solid tumors and to identify the maximum tolerated dose. On November 7, 2018, we announced an amendment to the clinical trial to extend the dosing interval of MM-310 from every three weeks to every four weeks as a result of emerging cumulative grade 3 peripheral neuropathy following multiple cycles of treatment observed in three patients. On April 4, 2019, we announced that we were discontinuing development of MM-310 as a result of a comprehensive review of available safety data from the Phase 1 clinical trial. Based on emerging data since the amendment of the clinical protocol in late 2018, we concluded that the trial would not be able to reach an optimal therapeutic index for MM-310. The MM-310 program was discontinued and we do not expect to incur any future costs related to MM-310.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, in our legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs for employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses, legal and professional fees, and accounting and information technology services fees.

Restructuring expenses

As a result of the corporate restructuring activities we announced on November 7, 2018, April 30, 2019 and May 30, 2019, we recognized total restructuring expenses of $4.8 million for the nine months ended September 30, 2019, related to one-time employee termination benefits comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures.   Approximately $0.8 million and $5.6 million in payments were made during the three and nine months ended September 30, 2019, respectively. The remaining $0.1 million as of September 30, 2019 is expected to be paid in the fourth quarter of 2019 and first quarter of 2020.

As a result of the restructuring we announced on January 8, 2017, we paid $0.2 million and $0.6 million in restructuring expense for the three and nine months ended September 30, 2018, respectively. There were no restructuring expenses for the three and nine months ended September 30, 2018.

Interest income

Interest income consists primarily of interest income associated with our marketable securities.

Interest expense

Interest expense for the three and nine months ended September 30, 2019 and 2018 consisted primarily of cash and non-cash interest related to the loan agreement with Hercules that we entered into on July 2, 2018 as well as the loss we recorded on the extinguishment of the loan agreement in the second quarter of 2019.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

	Three Months Ended September 30,
(in thousands)	2019	2018
Operating expenses:
Research and development expenses	$—	$12,959
General and administrative expenses	4,346	3,777
Gain on sales of assets	(3,500)	—
Total operating expenses	846	16,736
Loss from operations	(846)	(16,736)
Interest income	140	306
Interest expense	—	(472)
Other (expense) income, net	1	(237)
Net loss	$(705)	$(17,139)

Research and development expenses

We have ceased all research and development activities and no research and development expenses were recognized for the three months ended September 30, 2019 compared to $13.0 million for the three months ended September 30, 2018, a decrease of $13.0 million, or 100.0%. We do not expect to incur any research and development cost in future periods.

General and administrative expenses

General and administrative expenses were $4.3 million for the three months ended September 30, 2019 compared to $3.8 million for the three months ended September 30, 2018, an increase of $0.5 million, or 13.2%. This increase was primarily attributable to legal and other professional fees resulting from the contested proxy process with respect to our 2019 annual meeting of stockholders. We expect general and administrative costs to decrease in future periods as we look to sell our remaining preclinical and clinical assets and continue to streamline our operations.

Gain on sales of assets

Gain on sales of assets was $3.5 million for the three months ended September 30, 2019, was attributable to the sale of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111 to 14ner in July 2019.

Interest income

Interest income was $0.1 million for the three months ended September 30, 2019 compared to $0.3 million for the three months ended September 30, 2018, primarily attributable to the interest income associated with our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

We did not recognize interest expense for the three months ended September 30, 2019. Interest expense was $0.5 million for the three months ended September 30, 2018, primarily attributable to the loan with Hercules which was repaid in April 2019.  We do not expect to incur interest expense in the future.

Other (expense) income, net

Other (expense) income, net was less than $0.1 million of income for the three months ended September 30, 2019 compared to $0.2 million of expense for the three months ended September 30, 2018. The income of less than $0.1 million for the three months ended September 30, 2019 represents net foreign exchange gains. The $0.2 million of expense for the three months ended September 30, 2018, was primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
(in thousands)	2019	2018
Operating expenses:
Research and development expenses	$11,100	$39,743
General and administrative expenses	13,958	11,560
Gain on sales of assets	(4,910)	—
Total operating expenses	20,148	51,303
Loss from continuing operations	(20,148)	(51,303)
Interest income	712	863
Interest expense	(1,527)	(472)
Other income (expense), net	370	(1,778)
Net loss from continuing operations	$(20,593)	$(52,690)

Research and development expenses

Research and development expenses were $11.1 million for the nine months ended September 30, 2019 compared to $39.7 million for the nine months ended September 30, 2018, a decrease of $28.6 million, or 72.1%. This decrease was primarily attributable to:

•	$18.9 million decrease in expenses related to the discontinuation of the MM-121 clinical trials;
•	$4.5 million decrease in expenses related to our preclinical and general research and discovery primarily due to our reduction in headcount;
•	$3.9 million decrease in expenses related to legacy programs mainly due to the discontinuation of the MM-141 clinical trial; and
•	$0.6 million decrease in stock-based compensation related to reduction in headcount due to restructuring; and
•	$0.6 million decrease in expense related to the discontinuation of the MM-310 clinical trial.

General and administrative expenses

General and administrative expenses were $14.0 million for the nine months ended September 30, 2019 compared to $11.6 million for the nine months ended September 30, 2018, an increase of $2.4 million, or 20.7%. This increase was primarily attributable to the timing of corporate expenses, legal professional expenses, additional cost incurred associated with the filing of our preliminary and definitive proxy statements for our 2019 annual meeting of stockholders and recognition of restructuring expenses related to the November 7, 2018, April 30, 2019 and May 30, 2019 restructuring announcements.

Gain on sales of assets

Gain on sales of assets was $4.9 million for the nine months ended September 30, 2019, primarily attributable to the sale of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111 to 14ner for $3.5 million and sales of our laboratory equipment and office furniture of $1.4 million.

Interest income

Interest income was $0.7 million for the nine months ended September 30, 2019 compared to $0.9 million for the nine months ended September 30, 2018, primarily attributable to the interest income associated with our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $1.5 million for the nine months ended September 30, 2019, which primarily represents the $1.0 million loss on extinguishment we recorded upon repayment of the loan agreement with Hercules. Interest expense was $0.5 million for the nine months ended September 30, 2018, primarily attributable to the loan with Hercules which was paid in full in April 2019.

Other (expense) income, net

Other (expense) income, net was $0.4 million of income for the nine months ended September 30, 2019 compared to $1.8 million of expense for the nine months ended September 30, 2018. The income of $0.4 million for the nine months ended September 30, 2019 represents the $1.4 million gain we recorded on the sale of our equity method investment in Silver Creek offset by our proportionate share of Silver Creek’s losses which we recorded prior to the sale of our investment. The $1.8 million of expense for the nine months ended September 30, 2018, was primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through September 30, 2019 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. Through September 30, 2019, we have received $580.7 million from the Ipsen sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations, $68.9 million of cash receipts related to ONIVYDE sales, and $28.0 million in milestone payments related to the development and commercialization of ONIVYDE. As of September 30, 2019, we had unrestricted cash and cash equivalents of $20.9 million.

On April 15, 2019, we repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the loan agreement with Hercules in an aggregate amount equal to $16.0 million. We had previously borrowed $15.0 million under the loan agreement. See Note 6, “Notes Payable,” in the accompanying notes to the condensed consolidated financial statements.

On July 25, 2019, our board of directors announced, authorized and declared a special cash dividend of $20.0 million on our common stock. The special dividend was paid on September 5, 2019 to stockholders of record as of the close of business on August 28, 2019.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(28,728)	$(46,696)
Net cash provided by (used in) investing activities	64,825	(11,775)
Net cash (used in) provided by financing activities	(35,902)	14,632
Net increase (decrease) in cash, cash equivalents and restricted cash	$195	$(43,839)

Operating activities

Cash used in operating activities of $28.7 million during the nine months ended September 30, 2019 was primarily a result of our $20.6 million net loss from operations and a net decrease in assets and liabilities of $7.1 million. The net decrease in operating assets and liabilities during the nine months ended September 30, 2019 was primarily driven by decreases in accounts payable, accrued expenses and other and an increase to prepaid expenses and other assets. This decrease was offset by non-cash items, including $2.2 million in depreciation, $1.8 million of stock-based compensation expense and $1.0 million of loss on extinguishment of debt and amortization, offset by $3.5 million gain on sale of in progress research and development asset, $2.0 million gain on disposal of fixed assets and $0.4 million in gain on equity method investment. Cash used in operating activities of $46.7 million during the nine months ended September 30, 2018 was primarily a result of our $47.9 million net loss from operations and a net decrease in assets and liabilities of $0.6 million. The net decrease in operating assets and liabilities during the nine months ended September 30, 2018 was primarily driven by increases in accounts payable, accrued expenses and other and income taxes payable offset by decreases to prepaid expenses and other current assets and deferred rent. This decrease was offset by non-cash items, including $4.8 million benefit from intraperiod tax allocation, $3.2 million in depreciation and amortization, $2.3 million of stock-based compensation expense, $1.7 million in loss on equity method investment and $0.5 million non-cash activity related to discontinued operations.

Investing activities

Cash provided by investing activities of $64.8 million during the nine months ended September 30, 2019 was primarily due to proceeds from maturities and sales of marketable securities totaling $51.5 million, proceeds from sale of equity method investment totaling $7.8 million, proceeds on sale of in progress research and development asset totaling $3.5 million and proceeds on sale of equipment totaling $2.0 million. Cash used in investing activities of $11.8 million during the nine months ended September 30, 2018 was primarily due to purchases of marketable securities totaling $76.9 million offset by proceeds from maturities and sales of marketable securities totaling $42.2 million and milestone payments relating to the sale of the commercial business totaling $23.0 million.

Financing activities

Cash used in financing activities of $35.9 million during the nine months ended September 30, 2019 was primarily due to the cash dividend paid of $20.0 million and repayment of debt of $15.0 million and payment of debt extinguishment costs of approximately $1.0 million. Cash provided by financing activities of $14.6 million during the nine months ended September 30, 2018 was due to proceeds from our loan agreement with Hercules.

Funding requirements

We have incurred significant expenses and operating losses to date. On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. In connection with that announcement, we discontinued the discovery efforts on our remaining preclinical programs and implemented a reduction in headcount resulting in the termination of all remaining employees as of July 12, 2019. Our future capital requirements will depend on many factors, including:

•	whether we realize the anticipated cost savings in connection with our restructuring efforts;
•	our ability to successfully divest our product candidates and other assets;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Servier;
•	the timing and amount of potential milestone payments that we may receive from 14ner;
•	the timing and amount of any special dividend to our stockholders that our board of directors may declare;
•	the timing and amount of general and administrative expenses required to continue to operate our company;
•	the extent to which we owe any taxes for current, future or prior periods, including as a result of any audits by taxing authorities;
•	the extent to which we invest in any future research or development activities of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the extent to which we acquire or invest in businesses, products and technologies; and
•	the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not currently have any auction rate or mortgage-backed securities. We do not believe our cash and cash equivalents have significant risk of default or illiquidity, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures designed to extend our cash runway for several years and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. In connection with the implementation of these measures, we commenced efforts to terminate our executive management team and all other employees, which was fully completed by July 12, 2019.  We do not have any employees. We have engaged external consultants to run our day-to-day operations. We have also entered into consulting agreements with certain former members of our executive management team to assist with this transition.

In connection with the transition of the management of the day-to-day operations of the Company to external consultants, we migrated our enterprise resource planning system to a less complex accounting system.  Due to the termination of all employees, we have also significantly modified our internal control procedures over financial reporting to reflect the reduction in transaction volume and reliance on external consultants to manage the day-to-day operations of the Company. In connection with these significant changes to the business and the control environment, we have updated our risk assessment of internal controls over financial reporting.  During the quarter ended September 30, 2019, we have taken steps to redesign and implement internal controls over the cash disbursements process and the accounting closing and reporting processes.  While we believe the controls are effectively designed to provide reasonable assurance on the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, we are still in the process of designing internal controls over information technology general controls, the review of the financial statements and related account reconciliations.

Other than the above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business Strategy

Our business strategy depends substantially upon our ability to receive future contingent milestone payments.

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

Time and costs associated with winding down our research and development activities and any return of cash to stockholders may be significant.

There are significant costs associated with winding down our normal historic operations, such as separation of employees and termination of contracts, all of which have and may in the future reduce our cash resources. Additionally, in connection with the special cash dividend paid on September 5, 2019 to our stockholders of record as of August 28, 2019, we incurred third party costs associated with the distribution of such dividend and may incur such costs with any future distribution of cash, if declared by our board of directors, all of which costs have reduced and would reduce our cash resources.

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

Actions of activist stockholders against us could be disruptive and potentially costly and the possibility that activist stockholders may seek changes that contest, or conflict with, our strategic direction could cause uncertainty about the strategic direction of our business.

Activist stockholders may from time to time attempt to effect changes in our strategic direction and, in furtherance thereof, may seek changes in how we are governed. While our board of directors and management strive to maintain constructive, ongoing communications with all of our stockholders, including activist stockholders, and welcomes their views and opinions with the goal of working together constructively to enhance value for all stockholders, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on us because:

•

responding to proxy contests and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our board of directors and management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•

perceived uncertainties as to our future direction as a result of changes to the composition of our board of directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•

these types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•

if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

In connection with our 2019 annual meeting of stockholders, an activist investor initially proposed its own slate of director candidates. That activist investor ultimately withdrew its slate of director candidates prior to the 2019 annual meeting of stockholders and all of our director nominees were elected at the 2019 annual meeting of stockholders. That activist investor continues to have a Schedule 13D filed with respect to us and it remains a possibility that such activist investor may still, from time to time, attempt to effect changes in our strategic direction and, in furtherance thereof, may seek changes in how we are governed.

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

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $20.6 million for the nine months ended September 30, 2019. Our net loss from continuing operations before income tax benefit was $68.5 million for the year ended December 31, 2018 and $118.4 million for the year ended December 31, 2017. As of September 30, 2019, we had an accumulated deficit of $543.9 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. We have devoted substantially all of our efforts to research and development, including clinical trials and to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE.

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

Our future capital requirements will depend on many factors, including:

•	whether we realize the anticipated cost savings in connection with our restructuring efforts;
•	our ability to successfully divest our product candidates and other assets;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Servier;
•	the timing and amount of potential milestone payments that we may receive from 14ner;
•	the timing and amount of any special dividend to our stockholders that our board of directors may declare;
•	the timing and amount of general and administrative expenses required to continue to operate our company;
•	the extent to which we owe any taxes for current, future or prior periods, including as a result of any audits by taxing authorities;
•	the extent to which we invest in any future research or development activities of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the extent to which we acquire or invest in businesses, products and technologies; and
•	the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements.

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

For example, on April 4, 2019, we announced that we were discontinuing development of MM-310 as a result of a comprehensive review of available safety data from our Phase 1 clinical trial of MM-310 in patients with solid tumors. Based on emerging data since the amendment of the clinical protocol in late 2018, we concluded that the trial would not be able to reach an optimal therapeutic index for MM-310.

Also, in November 2018, we announced that we were discontinuing development of all ongoing MM-121 programs based on the results of the interim analysis of the SHERLOC clinical trial that were announced on October 19, 2018, including terminating the SHERBOC clinical trial. The decision to terminate the SHERLOC clinical trial was made based on an interim analysis triggered by the occurrence of 75% of events required for trial completion, which demonstrated that the addition of MM-121 to docetaxel did not improve progression free survival over docetaxel alone in this patient population.

In addition, in September 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. These results were consistent in all subgroups analyzed. Based on these results, we are not devoting additional resources to and have ceased all of our development activities for MM-141.

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

Also, in November 2018, we announced that we were discontinuing development of all ongoing MM-121 programs based on the results of the interim analysis of the SHERLOC clinical trial that were announced on October 19, 2018, including terminating the SHERBOC clinical trial. The decision to terminate the SHERLOC clinical trial was made based on an interim analysis triggered by the occurrence of 75% of events required for trial completion, which demonstrated that the addition of MM-121 to docetaxel did not improve progression free survival over docetaxel alone in this patient population.

In addition, in September 2018, we announced top-line results from the CARRIE clinical trial, showing that the trial did not meet its primary or secondary efficacy endpoints in patients who received MM-141 in combination with nab-paclitaxel and gemcitabine, compared to nab-paclitaxel and gemcitabine alone. Based on these results, we are not devoting additional resources to and have ceased all of our development activities for MM-141.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, consultants, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks could also include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

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

Risks Related to Personal Matters

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

We have not historically declared or paid regular cash dividends on our common stock. Although our board of directors declared special cash dividends of $20.0 million and $140.0 million, which were payable on September 5, 2019 and May 26, 2017, respectively, to stockholders of record as of the close of business on August 28, 2019 and May 17, 2017, respectively, we do not currently intend to pay any regular cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may in the future preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

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

Item 5.Exhibits.

Exhibit Number	Description of Exhibit

10.1*

Cooperation Agreement, dated as of September  18, 2019, by and among the Registrant, Newtyn Management, LLC, Newtyn Partners, LP, Newtyn TE Partners, LP, Noah G. Levy, Newtyn Capital Partners, LP, Ledo Capital, LLC, Western Standard, LLC, Western Standard Partners, LP, Western Standard Partners QP, LP and Eric D. Andersen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2019)

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

MERRIMACK PHARMACEUTICALS, INC.

Date: November 12, 2019	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Executive and Financial Officer)