Form 10-K
period 2019-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2020-03-12
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 28, 2019, was $79,466,932.

As of March 8, 2020, there were 13,380,243 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2020 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward‑looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our plans to cease development of our product candidates and diagnostics;
•	our plans to seek to divest our product candidates and other assets;
•	our rights to receive payments related to the milestone events under the asset purchase and sale agreement with Ipsen S.A.;
•	our rights to receive payments related to the milestone events under the asset purchase agreement with Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), when expected or at all;
•	our intellectual property position;
•	our cash runway and the sufficiency of our financial resources to fund our operations; and
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company based in Cambridge, Massachusetts that is entitled to receive up to $450.0 million in contingent milestone payments related to our sale of ONIVYDE® to Ipsen S.A., or Ipsen, in April 2017 and up to $54.5 million in contingent milestone payments related to our sale of MM-121 and MM-111 to Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), or Elevation, in July 2019. We do not have any ongoing research or development activities and are seeking potential acquirers for our remaining preclinical and clinical assets. We do not have any employees and instead use external consultants for the operation of our company.

On April 3, 2017, we completed the sale of ONIVYDE and MM-436 (the “commercial business”) to Ipsen (the “Ipsen sale”). At the time of the sale ONIVYDE was approved in the United States for the second line treatment of metastatic adenocarcinoma of the pancreas. In connection with the Ipsen sale, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments.

The remaining up to $450.0 million in potential milestone payments resulting from the Ipsen sale consist of:

•	$225.0 million upon approval by the U.S. Food and Drug Administration, or FDA, of ONIVYDE for the first-line treatment of metastatic adenocarcinoma of the pancreas, subject to certain conditions;
•	$150.0 million upon approval by the FDA of ONIVYDE for the treatment of small-cell lung cancer after failure of first-line chemotherapy; and
•	$75.0 million upon approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

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

The termination of our executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, we do not have any employees. We have engaged external consultants to run our day-to-day operations. We have also entered into consulting agreements with certain former members of our executive management team who are supporting our relationship with current partners, assisting with the potential sale of remaining preclinical and clinical assets, and assisting with certain legal and regulatory matters and the continued wind-down of operations.

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

On July 12, 2019, we completed the sale to Elevation, or the Elevation sale, of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111. In connection with the Elevation sale, we received an upfront cash payment of $3.5 million and are eligible to receive up to $54.5 million in additional potential development, regulatory approval and commercial-based milestone payments, consisting of:

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

On December 3, 2019, we received the remaining $5.0 million milestone payment from Ipsen pursuant to a license and collaboration agreement, or the Servier agreement, between Ipsen and Les Laboratoires Servier SAS, or Servier (as assignee from Shire plc), triggered by Ipsen’s and Servier’s decision to progress the ongoing multi-part clinical trial evaluating ONIVYDE in patients with small-cell lung cancer into the second randomized portion of the trial focused on efficacy assessment. We entered into the Servier agreement in 2014, and on April 3, 2017, the Servier agreement was assigned to Ipsen in connection with the completion of the Ipsen sale. We have received all $33.0 million in milestone payments to which we were eligible under the Servier agreement.

As a result of the $5.0 million milestone payment from Ipsen, our board of directors announced, authorized and declared a special cash dividend of $6.7 million to holders of our common stock. The special dividend was payable on December 23, 2019 to stockholders of record as of the close of business on December 16, 2019. The special dividend resulted in a decrease to additional paid-in capital.

We previously devoted substantially all our resources to our drug discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale.

As of December 31, 2019, we had unrestricted cash and cash equivalents of $16.6 million. We expect that our cash and cash equivalents as of December 31, 2019 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

We have a history of losses from our continuing operations. We do not expect to be profitable from our continuing operations in the future. As of December 31, 2019, we had an accumulated deficit of $540.6 million. Our net loss from our continuing operations was $21.3 million and $60.8 million for years ended December 31, 2019 and 2018, respectively. We do not expect to have any research and development expenses going forward.

Collaboration and License Agreements

We are party to certain collaboration and license agreements. We consider the following agreements to be material to our business.

Ipsen

On April 3, 2017, we completed the Ipsen sale. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, or the Ipsen sale agreement, between us and Ipsen, Ipsen acquired our right, title and interest in the commercial business. Pursuant to the Ipsen sale agreement, we received $575.0 million in cash, plus a working capital adjustment of $5.7 million, and are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. Ipsen has agreed pursuant to the Ipsen sale agreement to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications. We also retained the right to receive net milestone payments that were payable for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million pursuant to the Servier agreement. We have received all $33.0 million in milestone payments to which we were eligible under the Servier agreement. We entered into the Servier agreement in 2014, and on April 3, 2017, the Servier agreement was assigned to Ipsen in connection with the completion of the sale of the commercial business.

In connection with the Ipsen sale, we entered into a sublease agreement with Ipsen under which Ipsen was subleasing approximately 64,550 square feet of our leased space in Cambridge, Massachusetts through the end of our lease term on June 30, 2019.

Intellectual Property

We own or control a limited number of U.S. patents and patent applications and several corresponding foreign patents and patent applications. This intellectual property relates to several early stage programs that we are no longer advancing on our own, but that may be of value to one or more potential buyer or licensees. During 2020, we will continue to evaluate the usefulness of maintaining the current patent portfolio to our business.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, biological products and medical devices.

Data Protection

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act. We could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information in a manner that is not authorized or permitted.

Employees

The termination of our executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, we do not have any employees. We have engaged external consultants to run our day-to-day operations. We have also entered into consulting agreements with certain former members of our executive management team who are supporting our relationship with current partners, assisting with the potential sale of remaining preclinical and clinical assets, and assisting with certain legal and regulatory matters and the continued wind-down of operations.

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

Our Corporate Information

We were originally incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated under the laws of the State of Delaware in October 2010. Our principal executive offices are located at One Broadway, 14th Floor, Cambridge, MA 02142, and our telephone number is (617) 441-1000.

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

Our business strategy depends substantially upon our ability to receive future milestone payments from Ipsen and Elevation. On May 30, 2019, we announced the completion of our review of strategic alternatives. Following this review, our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. We are entitled to receive up to $450.0 million in contingent milestone payments related to our sale of ONIVYDE to Ipsen and up to $54.5 million in contingent milestone payments related to our sale of MM-121 and MM-111 to Elevation. We do not have any ongoing research or development activities. Any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the company and the value of the common stock.

Even if some or all of the milestones set forth in the Ipsen sale agreement and Elevation agreement are achieved, it may take significantly longer than we anticipate and could require us to raise additional funding in order to maintain our ability to receive payment for such milestones.

Achievement of the milestones set forth in the Ipsen sale agreement and the Elevation agreement are not guaranteed and there is significant risk that some or all of such milestones will not be achieved when anticipated, if at all. If achievement of the milestones is delayed beyond what we currently anticipate, it could require us to raise additional funds in order to maintain our ability to receive payment for the potential future achievement of such milestones. Sources of funds may not be available or, if available, may not be available on terms satisfactory to us. Raising additional funds could be dilutive or otherwise disadvantageous to our stockholders. Any delay in receipt of the potential benefit to the company or our stockholders resulting from achievement of such milestones, in addition to any additional uncertainty as to whether such milestones will be achieved at all, would materially and adversely affect the company and the value of the common stock.

Time and costs associated with winding down our research and development activities and any return of cash to stockholders may be significant.

There are significant costs associated with winding down our normal historic operations, such as separation of employees, termination of contracts and engagement of external consultants, all of which have and may in the future reduce our cash resources. Additionally, in connection with the special cash dividends paid on September 5, 2019 and December 23, 2019 to our stockholders of record as of August 28, 2019 and December 16, 2019, respectively, we incurred third party costs associated with the distribution of such dividends and may incur such costs with any future distribution of cash, if declared by our board of directors, all of which costs have reduced and would reduce our cash resources.

We rely on external consultants for the execution of our business strategy.

We do not have any employees and instead use a limited number of external consultants for the operation of our company, any of whom may terminate their consultancy with us at any time. The loss of some or all of our consultants could delay or inhibit our ability to run our operations or consummate any divestitures of our remaining assets or could interfere with our ability to receive and distribute any potential milestones from Ipsen or Elevation.

We may be treated as a "public shell" company which could have negative consequences, including potential Nasdaq delisting of our common stock.

Our common stock is currently listed on the Nasdaq Global Market. We have no current plans to delist our common stock from Nasdaq. However, following our cessation of normal business operations, we may be treated as a “public shell” company under the Nasdaq rules and the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Although Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.

If our common stock is delisted from Nasdaq, or if in the future we determine to delist our common stock, we would expect that such securities would qualify for trading over-the-counter, or OTC, in the United States on a market colloquially referred to as the “Pink Sheets.” Securities quoted OTC are generally subject to lesser requirements than securities listed for trading on a U.S. national stock exchange, such as Nasdaq, including reduced corporate governance and public reporting standards.

If Nasdaq should delist our common stock from trading, or if in the future we determine to delist our common stock, a reduction in some or all of the following may occur, each of which could have a material adverse effect on holders of our common stock: the liquidity of our common stock; the market price of the common stock; the number of institutional and general investors that will consider investing in the common stock; the number of investors in general that will consider investing in the common stock; the number of market makers in our common stock; the availability of information concerning the trading prices and volume of the common stock; and the number of broker-dealers willing to execute trades in our common stock. In addition to the foregoing, there are certain consequences under the Securities Act of being a public shell company, including the unavailability of Rule 144 thereunder for the resale of restricted securities and the inability to utilize Form S-8 for the registration of employee benefit plan securities.

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

Risks Related to the Sale and Divestiture of Assets

There can be no guarantee that Ipsen will comply with its obligation to use commercially reasonable efforts in connection with the development of ONIVYDE or that the milestones set forth in the Ipsen sale agreement will be achieved.

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

Our business strategy depends substantially upon our ability to receive future milestone payments from Ipsen. Any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the company and the value of the common stock.

There can be no guarantee that Elevation will comply with its obligation to use commercially reasonable efforts in connection with the development of MM-121 and MM-111 or that the milestones set forth in the asset purchase agreement with Elevation will be achieved.

Elevation has agreed to use commercially reasonable efforts to develop MM-121 and MM-111. However, there is no guarantee that Elevation will take the steps set forth in the Elevation agreement or that any of its efforts will lead to the successful approval of MM-121 or MM-111 by the FDA or other regulatory bodies. The milestones set forth in the Elevation agreement may not be achieved and we may not receive any future contingent payments. Because our business strategy depends substantially upon our ability to receive future milestone payments, including from Elevation, any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the company and the value of the common stock.

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

Elevation did not assume any of the excluded liabilities under the Elevation agreement.

Pursuant to the Elevation agreement, Elevation assumed only certain specified liabilities set forth in the Elevation agreement and did not assume all of the liabilities associated with MM-121 or MM-111. Certain liabilities remain with us post-closing. While we believe that we have adequately accrued for these liabilities or are adequately insured against certain of the risks associated with such excluded liabilities, we could incur additional expenditures in resolving any such liabilities. If we become subject to liability based upon such contractual obligations or otherwise and we are required to indemnify the counterparties, it could have a material adverse effect on our financial position.

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

The Elevation agreement may expose us to contingent liabilities.

We have agreed to indemnify Elevation for certain breaches of representations, warranties or covenants made by us in the Elevation agreement. We have agreed that Elevation will have set-off rights against any future contingent payments. Indemnification claims by Elevation could materially and adversely affect our financial condition and/or significantly reduce any future contingent payments.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $21.3 million and $68.5 million for the years ended 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $540.6 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. We had devoted substantially all of our efforts to research and development, including clinical trials and to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE.

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

In the event we determine to pursue any future product development efforts, we will need substantial additional funding. In that case, if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate such product development programs or commercialization efforts.

In the event we determine to pursue any future product development efforts, we will need substantial additional funding. Although we are not currently developing our product candidates and do not have any current plans to do so, we expect that we would incur significant research and development expenses to the extent that we decide to do so. In addition, we may need additional funding to execute our business strategy and maintain our ability to receive payment for some or all of the milestones set forth in the Ipsen sale agreement or the Elevation agreement. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate any such future research and development programs or commercialization efforts and/or we could be forced to revise or abandon our current business strategy.

Our future capital requirements will depend on many factors, including:

•	whether we realize the anticipated cost savings in connection with our restructuring efforts;
•	our ability to successfully divest our product candidates and other assets;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen and Servier;
•	the timing and amount of potential milestone payments that we may receive from Elevation;
•	the timing and amount of any special dividend to our stockholders that our board of directors may declare;
•	the timing and amount of general and administrative expenses required to continue to operate our company;
•	the extent to which we owe any taxes for current, future or prior periods, including as a result of any audits by taxing authorities;
•	the extent to which we invest in any future research or development activities of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the extent to which we acquire or invest in businesses, products and technologies; and
•	the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements.

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

On December 15, 2017, we filed a registration statement on Form S-3 with the SEC to allow the issuance of our securities from time to time in one or more offerings of up to $150,000,000 in aggregate dollar amount. This registration statement was declared effective by the SEC on January 5, 2018. If we are unable to raise additional funds through divestitures or equity or debt financings when needed, we may not have enough funding to execute our business strategy and maintain our ability to receive payment for some or all of the milestones set forth in the Ipsen sale agreement, the Servier agreement or the Elevation agreement.

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

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $204.2 million and $289.8 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2033. We also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $18.9 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused or could be unavailable to offset our future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. If our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, the Ipsen sale was an installment sale given the potential milestone payments that could be received by us in future years. If we receive milestone payments in future years pursuant to the Ipsen sale, we will be liable for interest to the federal government pursuant to Internal Revenue Code section 453A and state governments pursuant to similar state tax provisions because it was an installment sale. The interest is compounding and is calculated based on the number of years between 2017 and the year the milestone payment is received by us. Any interest charges can not be offset by net operating loss carryforwards.

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

Our product development strategy depends in large part on our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our licensors’ patent rights are highly uncertain. Our licensors’ pending and future patent applications may not result in patents being issued that protect our technology or products or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent. Under the America Invents Act enacted in 2011, the United States moved to this first to file system in 2013 from the previous system under which the first to make the claimed invention was entitled to the patent. We may become involved in opposition, interference or derivation proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced significant elements of our operations to third parties, and as a result we manage a number of third-party vendors who have or could have access to our confidential information. Our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our consultants, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Because we outsource our information technology systems, we are subject to risks that the activities of our third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks could also include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

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

Risks Related to Personnel Matters

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

As part of our business strategy, we may enter into business combinations, acquisitions or divestitures. Although we consummated the Ipsen sale in April 2017 and the sale to Elevation of MM-121 and MM-111 in July 2019, we have limited experience in making acquisitions and divestitures. In addition, acquisitions and divestitures are typically accompanied by a number of risks, including:

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

We have entered into a Section 382 Rights Agreement, and if the share purchase rights issued pursuant to such agreement are exercised, it could materially and adversely affect the market price of our common stock.

We entered into a Section 382 Rights Agreement, or the Rights Agreement, on December 3, 2019, with Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent. The Rights Agreement is intended to discourage acquisitions of our common stock which could result in a cumulative “ownership change” as defined under Section 382, thereby preserving our current ability to utilize net operating loss carryforwards to offset future income tax obligations, which would become subject to limitations if we were to experience an “ownership change,” as defined under Section 382. While this Rights Agreement is intended to preserve our current ability to utilize net operating loss carryforwards, it effectively deters current and future purchasers from accumulating 4.9% or more of our common stock, which could delay or discourage takeover attempts that our stockholders may consider favorable. In addition, if the share purchase rights issued pursuant to the Rights Agreement are exercised, it could materially and adversely affect the market price of our common stock.

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

Our stock price has been and in the future may be subject to substantial price volatility. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	the timing and amount of potential milestone payments that we may receive from Ipsen, Servier and/or Elevation;
•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
•	activism by any single large stockholder or combination of stockholders;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

Because we do not anticipate paying regular cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for holders of our common stock.

We have not historically declared or paid regular cash dividends on our common stock. Although our board of directors declared special cash dividends of $6.7 million, $20.0 million and $140.0 million, which were payable on December 23, 2019, September 5, 2019 and May 26, 2017, respectively, to stockholders of record as of the close of business on December 16, 2019, August 28, 2019 and May 17, 2017, respectively, we do not currently intend to pay any regular cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may in the future preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not currently own or lease any facilities or property that are material to our business.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the Nasdaq Global Market under the symbol “MACK”.

Holders

As of February 29, 2020, there were approximately 106 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

Our board of directors declared special cash dividends of $20.0 million and $6.7 million, which were payable on September 5, 2019 to stockholders of record as of the close of business on August 28, 2019 and December 23, 2019 to stockholders of record as of the close of business on December 16, 2019, respectively. We do not currently intend to pay any regular cash dividends in the foreseeable future.

Item 6. Selected Financial Data

Not Applicable.

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

Overview

We are a biopharmaceutical company based in Cambridge, Massachusetts that is entitled to receive up to $450.0 million in contingent milestone payments related to our sale of ONIVYDE® to Ipsen S.A., or Ipsen, in April 2017 and up to $54.5 million in contingent milestone payments related to our sale of MM-121 and MM-111 to Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), or Elevation, in July 2019. We do not have any ongoing research or development activities and are seeking potential acquirers for our remaining preclinical and clinical assets. We do not have any employees and instead use external consultants for the operation of our company.

On April 3, 2017, we completed the sale of ONIVYDE and MM-436 (the “commercial business”) to Ipsen (the “Ipsen sale”). In connection with the Ipsen sale, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We entered into a license and collaboration agreement, or the Servier agreement, between Ipsen and Les Laboratoires Servier SAS, or Servier (as assignee from Shire plc) in 2014, and on April 3, 2017, the Servier agreement was assigned to Ipsen in connection with the completion of the Ipsen sale. We have received all $33.0 million in milestone payments under the Servier agreement.

The remaining up to $450.0 million in potential milestone payments resulting from the Ipsen sale consist of:

•	$225.0 million upon approval by the U.S. Food and Drug Administration, or FDA, of ONIVYDE for the first-line treatment of metastatic adenocarcinoma of the pancreas, subject to certain conditions;
•	$150.0 million upon approval by the FDA of ONIVYDE for the treatment of small-cell lung cancer after failure of first-line chemotherapy; and
•	$75.0 million upon approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

Our non-commercial assets, including our clinical and preclinical development programs, were not included in the Ipsen sale and remain assets of ours.

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

The termination of our executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, we do not have any employees. We have engaged external consultants to run our day-to-day operations. We have also entered into consulting agreements with certain former members of our executive management team who are supporting our relationship with current partners, assisting with the potential sale of remaining preclinical and clinical assets, and assisting with certain legal and regulatory matters and the continued wind-down of operations.

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

On July 12, 2019, we completed the sale to Elevation, or the Elevation sale, of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111. In connection with the Elevation sale, we received an upfront cash payment of $3.5 million and are eligible to receive up to $54.5 million in additional potential development, regulatory approval and commercial-based milestone payments, consisting of:

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

On December 3, 2019, our board of directors announced, authorized and declared a special cash dividend of $6.7 million to holders of our common stock. The special dividend was payable on December 23, 2019 to stockholders of record as of the close of business on December 16, 2019. The special dividend resulted in a decrease to additional paid-in capital.

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

As of December 31, 2019, we had unrestricted cash and cash equivalents of $16.6 million. We expect that our cash and cash equivalents as of December 31, 2019 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

We have a history of losses from our continuing operations. We do not expect to be profitable from our continuing operations in the future. As of December 31, 2019, we had an accumulated deficit of $540.6 million. Our net loss from our continuing operations was $21.3 million and $60.8 million for years ended December 31, 2019 and 2018, respectively. We do not expect to have any research and development expenses going forward.

 Strategic Partnerships, Licenses and Collaborations

Servier

On September 23, 2014, we entered into the Servier agreement for the development and commercialization of ONIVYDE outside of the United States and Taiwan, or the licensed territory. As part of the Servier agreement, we granted an exclusive, royalty-bearing right and license under our patent rights and know-how to develop and commercialize ONIVYDE in the licensed territory. On April 3, 2017, the Servier agreement and all other agreements related to the subject collaboration and any associated obligations, including our agreement related to commercial supply of ONIVYDE, were assigned to Ipsen in connection with the completion of the Ipsen sale. We retained the rights to receive net milestone payments that may become payable pursuant to the Servier agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million, which is comprised of potential payments of $18.0 million from the sale of ONIVYDE in two additional major European countries, $5.0 million related to the sale of ONIVYDE in the first major non-European, non-Asian country and $10.0 million for the first patient dosed in a pivotal clinical trial in an indication other than pancreatic cancer. In October 2018, we received a payment of $5.0 million from Ipsen against the milestone related to the first patient dosed in a pivotal clinical trial of ONIVYDE in an indication other than pancreatic cancer as a result of the commencement of a multi-part study that Ipsen and Servier are conducting in patients with small-cell lung cancer.

In November 2019, we received the remaining $5.0 million from Ipsen against the milestone related to the decision by Ipsen and Servier to progress to the randomized part of the study focused on efficacy. We have received all of the $33.0 million in milestone payments to which we were eligible under the Servier agreement.

Silver Creek Pharmaceuticals, Inc.

As of December 31, 2018, we held an equity investment in Silver Creek, which was accounted for as an equity method investment. The carrying value of the investment in Silver Creek was $7.4 million at December 31, 2018. During the year ended December 31, 2018, we recorded a loss associated with Silver Creek of $3.1 million as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss, representing our proportionate share of Silver Creek’s losses during the year ended December 31, 2018.

As of May 7, 2019, the carrying value of our investment in Silver Creek was $6.4 million. On May 7, 2019, we sold our entire equity position in Silver Creek for $7.8 million. Accordingly, a $1.4 million gain on sale of our equity investment was recognized during the year ended December 31, 2019 within other (expense) income, net in the consolidated statement of operations and comprehensive loss.

Financial Operations Overview

Research and development expenses

Research and development expenses consisted of the costs associated with our research and discovery activities, conduct of preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consisted of:

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

We expensed research and development costs as incurred. As a result of completing the closeout of our SHERLOC, SHERBOC and MM-310 clinical trials, the discontinuation of the discovery efforts for our remaining preclinical programs, MM-401 and MM-201, and the termination of all remaining employees as of July 12, 2019, we no longer have any ongoing research or development activities. Accordingly, no research and development costs were recognized in the second half of 2019 and we do not anticipate incurring any such costs in future periods.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2019	2018
MM-121	$3,584	$26,760
MM-310	1,826	4,297
Legacy programs	304	4,565
Preclinical, general research and discovery	5,162	13,259
Stock-based compensation	224	1,093
Total research and development expenses	$11,100	$49,974

In connection with the Ipsen sale, all expenses related to the commercial business have been reclassified under discontinued operations.

During the second quarter of 2019, we ceased all research and development activities related to all of our programs listed above and are actively pursuing the sale of any of our remaining program assets.

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

On July 12, 2019, we completed the Elevation sale of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111.

MM-310

In March 2017, we initiated a Phase 1 clinical trial of MM-310 to evaluate its safety and preliminary activity in patients with solid tumors and to identify the maximum tolerated dose. On November 7, 2018, we announced an amendment to the clinical trial to extend the dosing interval of MM-310 from every three weeks to every four weeks as a result of emerging cumulative grade 3 peripheral neuropathy following multiple cycles of treatment observed in three patients. On April 4, 2019, we announced that we were discontinuing development of MM-310 as a result of a comprehensive review of available safety data from the Phase 1 clinical trial. Based on emerging data since the amendment of the clinical protocol in late 2018, we concluded that the trial would not be able to reach an optimal therapeutic index for MM-310. The MM-310 program was discontinued, and we do not expect to incur any future costs related to MM-310.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs for employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses, legal and professional fees, and accounting and information technology services fees.

Restructuring expenses

As a result of the corporate restructuring activities we announced on November 7, 2018, April 30, 2019 and May 30, 2019, we recognized total restructuring expenses of $4.8 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively, related to one-time employee termination benefits comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately $5.6 million and $0.4 million of these payments were made during the years ended December 31, 2019 and 2018, respectively. The remaining $0.1 million as of December 31, 2019 is expected to be paid in the first half of 2020.

As a result of the restructuring we announced on January 8, 2017, we paid $0.6 million in restructuring expense for the year ended December 31, 2018. There were no restructuring expenses related to the January 2017 restructuring for the year ended December 31, 2018.

Interest income

Interest income consists primarily of interest income associated with our cash, cash equivalents and marketable securities.

Interest expense

Interest expense for the years ended December 31, 2019 and 2018 consisted primarily of cash and non-cash interest related to the loan agreement with Hercules that we entered into on July 2, 2018, as well as the loss we recorded on the extinguishment of the loan agreement in the second quarter of 2019.

Other (expense) income, net

Other (expense) income, net consists primarily of our proportionate share of losses from our equity method investment in Silver Creek, offset by the gain we recorded upon the sale of the investment in the second quarter of 2019.

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

Prior to the adoption of Accounting Standards Update, or ASU, No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, as discussed in Note 1 to our consolidated financial statements appearing at the end of this document, the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award.

Results of Operations

Comparison of the years ended December 31, 2019 and 2018

	Years Ended December 31,
(in thousands)	2019	2018
Operating expenses:
Research and development expenses	$11,100	$49,974
General and administrative expenses	16,169	15,601
Gain on sale of assets	(4,910)	—
Total operating expenses	22,359	65,575
Loss from continuing operations	(22,359)	(65,575)
Interest income	777	1,299
Interest expense	(1,528)	(956)
Other income (expense), net	370	(3,230)
Net loss from continuing operations before income tax benefit	(22,740)	(68,462)
Income tax benefit	1,473	7,695
Net loss from continuing operations	$(21,267)	$(60,767)

Research and development expenses

Research and development expenses were $11.1 million for the year ended December 31, 2019 compared to $50.0 million for the year ended December 31, 2018, a decrease of $38.9 million, or 78%. This decrease was primarily attributable to:

•	$23.2 million decrease in expenses related to the discontinuation of the MM-121 clinical trials;
•	$8.1 million decrease in expenses related to our preclinical, general research and discovery primarily due to our reduction in headcount;
•	$4.3 million decrease in expense related to legacy programs mainly due to the discontinuation of the MM-141 clinical trial;
•	$2.5 million decrease in expense related to the discontinuation of the MM-310 clinical trial; and
•	$0.9 million decrease in stock-based compensation related to reduction in headcount due to restructuring.

During the year ended December 31, 2019, we ceased all research and development activities and no research and development expenses were recognized in the second half of the year then ended. We do not expect to incur any research and development cost in future periods.

General and administrative expenses

General and administrative expenses were $16.2 million for the year ended December 31, 2019 compared to $15.6 million for the year ended December 31, 2018, an increase of $0.6 million, or 4%. This increase was primarily attributable to legal and other professional fees resulting from the contested proxy process with respect to our 2019 Annual Meeting of Stockholders and an increase in restructuring expenses recognized offset by a decrease in corporate expenses related to reduced headcount levels and stock-based compensation in 2019 compared to 2018. We expect general and administrative costs to decrease in future periods as we look to sell our remaining preclinical and clinical assets and continue to streamline our operations.

Interest income

Interest income was $0.8 million for the year ended December 31, 2019 compared to $1.3 million for the year ended December 31, 2018, primarily attributable to the interest income associated with our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $1.5 million for the year ended December 31, 2019, which primarily represents the $1.0 million loss on extinguishment we recorded upon repayment of the loan agreement with Hercules. Interest expense was $1.0 million for the year ended December 31, 2018, primarily attributable to the loan agreement with Hercules, which was paid in full in April 2019. We do not expect to incur interest expense in the future.

Other income (expense), net

Other income was $0.4 million for the year ended December 31, 2019 compared to $3.2 million of expense for the year ended December 31, 2018. The income of $0.4 million for the year ended December 31, 2019 represents the $1.4 million gain we recorded on the sale of our equity method investment in Silver Creek offset by our proportionate share of Silver Creek’s losses which we recorded prior to the sale of our investment. The $3.2 million of expense for the year ended December 31, 2018 was primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek.

Income tax benefit

We recognized an income tax benefit of $1.5 million and $7.7 million in continuing operations for the years ended December 31, 2019 and 2018, respectively. The 2019 and 2018 income tax benefit relate to the Servier milestones received.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through December 31, 2019 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. Through December 31, 2019, we have received $580.7 million from the Ipsen sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations, $68.9 million of cash receipts related to ONIVYDE sales, $33.0 million in milestone payments related to the development and commercialization of ONIVYDE and $14.7 million in net borrowings pursuant to the loan agreement with Hercules. As of December 31, 2019, we had unrestricted cash and cash equivalents of $16.6 million.

On July 2, 2018, we entered into the loan agreement with Hercules pursuant to which a term loan of up to an aggregate principal amount of $25.0 million was available to us. The loan agreement provided for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at our option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. As a result of the decision to terminate the SHERLOC clinical trial, we did not meet the prerequisite funding conditions for drawing the two additional term loan advances under the loan agreement. We received net proceeds totaling $14.7 million.

On April 15, 2019, we repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the loan agreement with Hercules in an aggregate amount equal to $16.0 million. We had previously borrowed $15.0 million under the loan agreement. See Note 9, “Borrowings,” in the accompanying notes to the consolidated financial statements.

On July 25, 2019, our board of directors announced, authorized and declared a special cash dividend of $20.0 million on our common stock. The special dividend was paid on September 5, 2019 to stockholders of record as of the close of business on August 28, 2019.

On December 3, 2019, our board of directors announced, authorized and declared a special cash dividend of $6.7 million on our common stock. The special dividend was paid on December 23, 2019 to stockholders of record as of the close of business on December 16, 2019.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2019	2018
Net cash used in operating activities	(31,368)	(65,588)
Net cash provided by (used in) investing activities	69,825	(22,598)
Net cash (used in) provided by financing activities	(42,540)	14,632
Net decrease in cash, cash equivalents and restricted cash	$(4,083)	$(73,554)

Operating activities

Cash used in operating activities was $31.4 million during the year ended December 31, 2019. The cash used in operating activities was primarily a result of our $21.3 million net loss from continuing operations and net decrease in assets and liabilities of $8.2 million. The net decrease in operating assets and liabilities during the year ended December 31, 2019 was primarily driven by the decrease in prepaid expenses and other assets and decreases in accounts payable, accrued expenses and other and deferred rent and tax incentives. This decrease was offset by non-cash adjustments including $2.4 million of stock-based compensation expense, $2.2 million in depreciation and amortization, $1.5 million benefit from intraperiod tax allocation, $1.0 million of loss on extinguishment of debt and offset by $3.5 million of gain on sale of in progress research and development asset, $2.0 million of gain on sale of property and equipment, $0.4 million of gain on equity method investment.

Cash used in operating activities was $65.6 million during the year ended December 31, 2018. The cash used in operating activities was primarily a result of our $60.8 million net loss from continuing operations and net decrease in assets and liabilities of $7.0 million. The net decrease in operating assets and liabilities during the year ended December 31, 2018 was primarily driven by the increase in prepaid expenses and other assets and decreases in accounts payable, accrued expenses and other and deferred rent and tax incentives. This decrease was offset by non-cash adjustments including $7.7 million benefit from intraperiod tax allocation, $4.1 million in depreciation and amortization, $3.1 million of stock-based compensation expense, $3.1 million in loss on equity method investment and $0.2 million non-cash activity related to discontinued operations.

Investing activities

Cash provided by investing activities of $69.8 million during the year ended December 31, 2019 was primarily due to proceeds from maturities and sales of marketable securities totaling $51.5 million, proceeds from sale of equity method investment totaling $7.8 million, milestone payments relating to the sale of the commercial business totaling $5.0 million, proceeds on sale of in progress research and development asset totaling $3.5 million and proceeds on sale of equipment totaling $2.0 million.

Cash used in investing activities of $22.6 million during the year ended December 31, 2018 was primarily due to purchases of marketable securities totaling $103.1 million, offset by proceeds from maturities and sales of marketable securities totaling $52.5 million and milestone payments relating to the sale of the commercial business totaling $28.0 million.

Financing activities

Cash used in financing activities of $42.5 million during the year ended December 31, 2019 was due to the cash dividends paid of $26.7 million and repayment of debt of $15.0 million and payment of debt extinguishment costs of approximately $1.0 million. Cash provided by financing activities of $14.6 million during the year ended December 31, 2018 was due to proceeds from the issuance of the note payable related to the loan agreement with Hercules.

Funding requirements

We have incurred significant expenses and operating losses to date. On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. In connection with that announcement, we discontinued the discovery efforts on our remaining preclinical programs and implemented a reduction in headcount resulting in the termination of all remaining employees as of July 12, 2019. Our future capital requirements will depend on many factors, including:

•	whether we realize the anticipated cost savings in connection with our restructuring efforts;
•	our ability to successfully divest our product candidates and other assets;
•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen;
•	the timing and amount of potential milestone payments that we may receive from Elevation;
•	the timing and amount of any special dividend to our stockholders that our board of directors may declare;
•	the timing and amount of general and administrative expenses required to continue to operate our company;
•	the extent to which we owe any taxes for current, future or prior periods, including as a result of any audits by taxing authorities;
•	the extent to which we invest in any future research or development activities of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the extent to which we acquire or invest in businesses, products and technologies; and
•	the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements.

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

Certain Contractual Obligations and Commitments

On July 2, 2018, we entered into the loan agreement, as amended, with Hercules pursuant to which a term loan of up to an aggregate principal amount of $25.0 million was available to us. The loan agreement provided for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at our option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. As a result of the decision to terminate the SHERLOC clinical trial, we did not meet the prerequisite funding conditions for drawing the two additional term loan advances under the loan agreement. The term loan bore interest at an annual rate equal to the greater of 9.25% and 9.25% plus the prime rate of interest minus 5.25%. The loan agreement provided for interest-only payments for eighteen months and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on February 1, 2020 and continuing through August 1, 2021. In addition, we paid a fee of $0.3 million upon closing and were required to pay a fee of 5.55% of the aggregate amount of advances under the loan agreement at maturity. On April 15, 2019, we repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the loan agreement with Hercules in an aggregate amount equal to $16.0 million. See Note 9, “Borrowings,” in the accompanying notes to the consolidated financial statements.

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

Tax Loss Carryforwards

At December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $204.2 million and $289.8 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2033. We also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $18.9 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2019, we also had available investment tax credits for state income tax purposes of less than $0.1 million, which began to expire in 2019. We have orphan drug credits of $122.7 million, which begin to expire in 2031.

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

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. We completed an evaluation of ownership changes through December 31, 2019 to assess whether utilization of our net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. We believe that we can utilize all of our existing tax attributes as a result of the analysis. To the extent an ownership change occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

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

382 Rights Agreement

On December 3, 2019, we entered into a Section 382 Rights Agreement, or the Rights Agreement, with Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent. Pursuant to the Rights Agreement, on December 13, 2019, we issued a dividend of one preferred share purchase right, or a Right, for each share of our common stock to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series Z Junior Preferred Stock, par value $0.01 per share, or the Preferred Shares, at a price of $18.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-23 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

In connection with the transition of the management of the day-to-day operations of the company to external consultants, we migrated our enterprise resource planning system to a less complex accounting system. Due to the termination of all employees, we have also significantly modified our internal control procedures over financial reporting to reflect the reduction in transaction volume and reliance on external consultants to manage the day-to-day operations of the company. In connection with these significant changes to the business and the control environment, we have updated our risk assessment of internal controls over financial reporting. During the second half of December 31, 2019, we have taken steps to redesign and implement internal controls over the cash disbursements process, information technology general controls and the accounting closing and reporting processes. As of December 31, 2019, we believe the controls are effectively designed to provide reasonable assurance on the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Other than the above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

Our consolidated financial statements are set forth on pages F-1 through F-23 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

3.3

Certificate of Designation of Series Z Junior Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on December 3, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2019)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2018)

4.2

Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

4.3

First Supplemental Indenture, dated as of July 17, 2013, by and between the Registrant and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 18, 2013)

4.4

Section 382 Rights Agreement, dated as of December 3, 2019, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2019)

4.5*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act

10.1#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

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

10.22†

Exclusive License Agreement, dated as of November 1, 2000, by and between the Registrant (as successor-in-interest to Hermes BioSciences, Inc.) and The Regents of the University of California, as amended on October 6, 2003, September 13, 2006, June 6, 2007 and September 28, 2007 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.23†

Collaboration Agreement, dated as of November 16, 2009, by and between the Registrant and Adimab LLC, as amended on April 27, 2010, June 2, 2010 and October 11, 2011 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.24†

Sublicense Agreement, dated as of June 30, 2008, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.25†

Amended and Restated Collaboration Agreement, dated as of January 24, 2007, by and between the Registrant and Dyax Corp., as amended on July 31, 2008 and November 6, 2009 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended, filed on October 26, 2011)

10.26

Amendment to Amended and Restated Collaboration Agreement, dated as of January 18, 2012, by and between the Registrant and Dyax Corp. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2013)

10.29

Stipulation and Agreement of Settlement and Release, dated as of October 6, 2017, by and among the Registrant, Wells Fargo Bank, National Association, Wolverine Flagship Fund Trading Limited, 1992 MSF International Ltd (formerly known as Highbridge International LLC) and 1992 Tactical Credit Master Fund, L.P. (formerly known as Highbridge Tactical Credit & Convertibles Master Fund, L.P.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2017)

10.30

Stock Purchase Agreement, dated as of May 7, 2019, by and among the Registrant, HNKK Holdings Limited and Silver Creek Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 17, 2019)

10.31†

Asset Purchase Agreement, dated as of May 28, 2019, by and between the Registrant and 14ner Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019)

10.32

Amendment No. 1 to Asset Purchase Agreement, dated as of June 24, 2019, by and between the Registrant and 14ner Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2019)

10.33

Amendment No. 2 to Asset Purchase Agreement, dated as of June 28, 2019, by and between the Registrant and 14ner Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2019)

10.34#

Separation and Release of Claims Agreement, dated as of April 12, 2019, by and between the Registrant and Sergio L. Santillana (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on July 17, 2019)

10.35#

Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Daryl C. Drummond (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on July 17, 2019)

10.36#

Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Jean M. Franchi (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on July 17, 2019)

10.37#

Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Jeffrey A. Munsie (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on July 17, 2019)

10.38#

Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Richard Peters (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on July 17, 2019)

10.39

Cooperation Agreement, dated as of September 18, 2019, by and among the Registrant, Newtyn Management, LLC, Newtyn Partners, LP, Newtyn TE Partners, LP, Noah G. Levy, Newtyn Capital Partners, LP, Ledo Capital, LLC, Western Standard, LLC, Western Standard Partners, LP, Western Standard Partners QP, LP and Eric D. Andersen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2019)

Exhibit Number	Description of Exhibit
21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

23.2*	Consent of Marcum LLP, an independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: March 12, 2020	By:	/s/ Gary L. Crocker
Gary L. Crocker President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Crocker	President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)	March 12, 2020
Gary L. Crocker

/s/ Eric D. Andersen	Director	March 12, 2020
Eric D. Andersen

/s/ Noah G. Levy	Director	March 12, 2020
Noah G. Levy

/s/ Ulrik B. Nielsen, Ph.D.	Director	March 12, 2020
Ulrik B. Nielsen, Ph.D.

/s/ Russell T. Ray	Director	March 12, 2020
Russell T. Ray

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Merrimack Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Merrimack Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 12, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Boston, Massachusetts
March 12, 2020

Opinion on Internal Control over Financial Reporting

We have audited Merrimack Pharmaceuticals, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows and the related notes for the year ended December 31, 2019 of the Company, and our report dated March 12, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Marcum llp

Boston, Massachusetts
March 12, 2020

l:\clients\herley industries\2007\letters\2960 rep of ind 101007.doc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Merrimack Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Merrimack Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statement of operations and comprehensive loss, of stockholders’ equity and of cash flows for the year ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate this matter are also described in Note 1.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 6, 2019

We served as the Company’s auditor from 2002 to 2019.

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$16,580	$20,079
Marketable securities	—	51,199
Restricted cash	—	584
Prepaid expenses and other current assets	2,112	4,240
Total current assets	18,692	76,102
Property and equipment, net	—	2,269
Equity method investment	—	7,428
Other assets	1,390	2,744
Total assets	$20,082	$88,543
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$2,714	$13,677
Deferred rent	—	1,118
Other current liability	56	—
Total current liabilities	2,770	14,795
Note payable, net of discount	—	14,873
Other long-term liabilities	—	56
Total liabilities	2,770	29,724
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2019 and 2018; no shares issued or outstanding at December 31, 2019 or 2018	—	—
Common stock, $0.01 par value: 30,000 shares authorized at December 31, 2019 and 2018; 13,380 and 13,343 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,334	1,334
Additional paid-in capital	556,587	580,771
Accumulated other comprehensive loss	—	(9)
Accumulated deficit	(540,609)	(523,277)
Total stockholders’ equity	17,312	58,819
Total liabilities and stockholders’ equity	$20,082	$88,543

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except per share amounts)	2019	2018
Operating expenses:
Research and development expenses	$11,100	$49,974
General and administrative expenses	16,169	15,601
Gain on sale of assets	(4,910)	—
Total operating expenses	22,359	65,575
Loss from continuing operations	(22,359)	(65,575)
Other income and expenses:
Interest income	777	1,299
Interest expense	(1,528)	(956)
Other income (expense), net	370	(3,230)
Total other income and expenses	(381)	(2,887)
Net loss from continuing operations before income tax benefit	(22,740)	(68,462)
Income tax benefit	1,473	7,695
Net loss from continuing operations	(21,267)	(60,767)
Discontinued operations:
Income from discontinued operations, net of tax	3,935	20,261
Net loss	(17,332)	(40,506)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	9	(9)
Other comprehensive loss	9	(9)
Comprehensive loss	$(17,323)	$(40,515)
Basic and dilutive net loss per common share
Net loss from continuing operations	$(1.59)	$(4.55)
Net income from discontinued operations, net of tax	0.29	1.52
Net loss per share	$(1.30)	$(3.03)
Weighted-average common shares used in per share calculations—basic and diluted	13,353	13,343
Cash dividends paid per common share	$2.00	$—

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	13,343	$1,334	$577,721	$—	$(482,771)	$96,284
Stock-based compensation	—	—	3,050	—	—	3,050
Unrealized loss on marketable securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(40,506)	(40,506)
Balance at December 31, 2018	13,343	$1,334	$580,771	$(9)	$(523,277)	$58,819
Stock-based compensation	—	—	2,371	—	—	2,371
Unrealized gain on marketable securities	—	—	—	9	—	9
Exercise of stock options	37	—	145	—	—	145
Dividends paid	—	—	(26,700)	—	—	(26,700)
Net loss	—	—	—	—	(17,332)	(17,332)
Balance at December 31, 2019	13,380	$1,334	$556,587	$—	$(540,609)	$17,312

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(17,332)	$(40,506)
Less:
Income from discontinued operations	3,935	20,261
Loss from continuing operations	(21,267)	(60,767)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	141	240
Purchased premiums and interest on marketable securities	—	(2)
Amortization and accretion on marketable securities	(292)	(651)
Loss on extinguishment of debt	971	—
Non-cash activity related to discontinued operations	—	(171)
Benefit from intra-period tax allocation	(1,500)	(7,695)
Loss on disposal of property and equipment	—	167
Gain on sale of property and equipment	(1,984)	—
Gain on sale of in progress research and development asset	(3,500)	—
Depreciation and amortization expense	2,228	4,074
Stock-based compensation expense	2,371	3,050
(Gain) loss on equity method investment	(372)	3,123
Changes in operating assets and liabilities:
Accounts receivable	—	100
Prepaid expenses and other assets	3,917	(993)
Accounts payable, accrued expenses and other	(12,081)	(3,801)
Deferred rent	—	(2,262)
Net cash used in operating activities	(31,368)	(65,588)
Cash flows from investing activities
Purchase of marketable securities	—	(103,055)
Proceeds from sales and maturities of marketable securities	51,500	52,500
Purchase of property and equipment	—	(118)
Proceeds from sale of in progress research and development asset	3,500	—
Proceeds from sale of equity method investment	7,800	—
Proceeds from sale of property and equipment	2,025	75
Proceeds from sale of a discontinued operation	5,000	28,000
Net cash provided by (used in) investing activities	69,825	(22,598)
Cash flows from financing activities
Proceeds from exercise of options	145	—
Proceeds from issuance of note payable, net of issuance costs	—	14,632
Repayment of debt	(15,000)	—
Payment of debt extinguishment costs	(985)	—
Payment of dividends	(26,700)	—
Net cash (used in) provided by financing activities	(42,540)	14,632
Net decrease in cash, cash equivalents and restricted cash	(4,083)	(73,554)
Cash, cash equivalents and restricted cash, beginning of period	20,663	94,217
Cash, cash equivalents and restricted cash, end of period	$16,580	$20,663
Supplemental disclosure of cash flows
Cash paid for income taxes	$—	$390
Cash paid for interest	$1,400	$586

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Summary of Significant Accounting Policies

Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company based in Cambridge, Massachusetts that is entitled to receive up to $450.0 million in contingent milestone payments related to its sale of ONIVYDE® and MM-436 (the “Commercial Business”) to Ipsen S.A. (“Ipsen”) in April 2017 (the “Ipsen Sale”). The Company does not have any ongoing research or development activities and is seeking potential acquirers for its remaining preclinical and clinical assets. The Company does not have any employees and instead uses external consultants for the operation of the Company.

The $450.0 million in potential milestone payments resulting from the Ipsen Sale consist of:

•	$225.0 million upon approval by the U.S. Food and Drug Administration (“FDA”) of ONIVYDE for the first-line treatment of metastatic adenocarcinoma of the pancreas, subject to certain conditions;
•	$150.0 million upon approval by the FDA of ONIVYDE for the treatment of small-cell lung cancer after failure of first-line chemotherapy; and
•	$75.0 million upon approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

On May 30, 2019, the Company announced the completion of its review of strategic alternatives, following which the Company’s board of directors (the “Board”) implemented a series of measures designed to extend the Company’s cash runway and preserve its ability to capture the potential milestone payments resulting from the Ipsen Sale. In connection with that announcement, the Company discontinued the discovery efforts on its remaining preclinical programs: MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2; and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5. The Company is seeking potential acquirers for its remaining preclinical and clinical assets.

The Company’s termination of its executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, the Company does not have any employees. The Company has engaged external consultants to run the day-to-day operations of the Company. The Company has also entered into consulting agreements with certain former members of its executive management team who are supporting the Company’s relationship with current partners, assisting with the potential sale of remaining preclinical and clinical assets, and assisting with certain legal and regulatory matters and the continued wind-down of operations.

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

On July 12, 2019, the Company completed the sale to Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.) (“Elevation”) of its anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111 (the “Elevation Sale”). In connection with the Elevation Sale, the Company received an upfront cash payment of $3.5 million. The Company is also eligible to receive up to $54.5 million in additional potential development, regulatory approval and commercial-based milestone payments, consisting of:

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

On July 25, 2019, the Board authorized and declared a special cash dividend of $20.0 million to holders of the Company's common stock, which was payable on September 5, 2019 to stockholders of record as of the close of business on August 28, 2019.

On November 29, 2019, the Company received the remaining $5.0 million milestone payment that became payable for the ex-U.S. development and commercialization of ONIVYDE pursuant to a license and collaboration agreement (the “Servier Agreement”) between Ipsen and Les Laboratoires Servier SAS (“Servier”) (as assignee from Shire plc). The Company entered into the Servier Agreement in 2014, and on April 3, 2017, the Servier Agreement was assigned to Ipsen in connection with the completion of the Ipsen Sale.

On December 3, 2019, the Board authorized and declared a special cash dividend of $6.7 million to holders of the Company's common stock, which was payable on December 23, 2019 to stockholders of record as of the close of business on December 16, 2019.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, among other things, its ability to secure additional capital to fund operations, development by competitors of new technological innovations, protection of proprietary technology and compliance with government regulations. None of the Company’s product candidates are approved for any indication by the FDA or any other regulatory agency. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies, among others. In addition, the Company is dependent upon the services of its external consultants for the operation of the Company. The Company’s business strategy depends substantially upon its ability to receive future milestone payments from Ipsen. Any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the Company and the value of its common stock.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2019, the Company had an accumulated deficit of $540.6 million. During the year ended December 31, 2019, the Company incurred a net loss from continuing operations of $21.3 million and used $31.4 million of cash in continuing operations for operating activities. The Company expects to continue to generate operating losses in the foreseeable future. Based on current projections, the Company expects that its cash and cash equivalents of $16.6 million at December 31, 2019 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, all intercompany accounts and transactions have been eliminated.

Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$16,580	$20,079
Restricted cash (short-term)	—	584
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$16,580	$20,663

Restricted cash on the statement of financial position for 2018 primarily represents amounts pledged as collateral for operating lease obligations as contractually required.

Use of Estimates

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The most significant estimates in these consolidated financial statements include, but may not be limited to, accounting for stock-based compensation and the accrual of remaining clinical trial expenses and professional service expenses. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Investments qualifying as cash equivalents primarily consist of money market funds, commercial paper, corporate notes and bonds and certificates of deposit.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. As of December 31, 2018, the Company’s restricted cash of $0.6 million represents amounts pledged as collateral for operating lease obligations as contractually required. As of December 31, 2019, the Company had no restriction on any of its cash and cash equivalents.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, contracted services, research-related manufacturing, license fees and other external costs. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received rather than when the payment is made. During the year ended December 31, 2019, the Company ceased its research and development activities.

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

Stock-Based Compensation Expense

The Company accounts for all stock-based payments to employees and non-employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. For stock options granted to employees, non-employees and to members of the Board for their service on the Board, the Company estimates the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires the Company to make assumptions with respect to the expected term of the option, the expected volatility of the Company’s common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option and the expected dividend yield of the Company’s common stock. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date and is adjusted quarterly to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

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

The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed, or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the years ended December 31, 2019 and 2018, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of December 31, 2019 and 2018.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains (losses) on available-for-sale marketable debt securities.

Other Income (Expense), Net

The Company records other income or expense related to the Company’s proportionate share of losses from its equity investment in Silver Creek, and other income or expense-related items as components of “Other income (expense), net” within the consolidated statements of operations and comprehensive loss.

The Company recognized income of $0.4 million and expenses of $3.2 million in other (expense) income, respectively. The income of $0.4 million for the year ended December 31, 2019 represents the $1.4 million gain the Company recorded on the sale of its equity method investment in Silver Creek offset by its proportionate share of Silver Creek’s losses which the Company recorded prior to the sale of its investment. The $3.2 million expense for the year ended December 31, 2018 was primarily related to the Company’s proportionate share of losses from its equity investment in Silver Creek.

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

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of Topic 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance was adopted on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No.2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes all existing lease accounting guidance within Accounting Standards Codification (“ASC”) 840, Leases. The new standard requires that lease assets and lease liabilities be recognized by lessees for those leases previously classified as operating leases under ASC 840, with limited exceptions. This update also creates a new definition of a lease and provides guidance as to whether a contract is or contains a lease. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”). The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The Company adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The Company reviewed its existing lease contracts and the impact of the new leasing standards on its financial position, consolidated results of operations and disclosures. Upon adoption of the new leasing standards, the Company recognized a lease liability and related right-of-use asset on its consolidated balance sheet related to the lease of its former principal research and office space located at One Kendall Square in Cambridge, Massachusetts. The adoption of the new leasing standards did not have a significant impact on the Company’s consolidated balance sheet, as the Company’s primary lease (that is, its former research and office space located at One Kendall Square in Cambridge, Massachusetts) expired in June 2019. The adoption of the new leasing standard did not have a significant impact on the Company’s consolidated statements of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The new guidance was adopted on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. The new guidance was adopted on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

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

2. Discontinued Operations - Sale of Commercial Business

Ipsen

On April 3, 2017, the Company completed the sale of the Commercial Business to Ipsen. The Commercial Business represented a discontinued operation since the disposal of the Commercial Business was a strategic shift that had a major effect on the Company’s operations and financial results. The Company will not have further significant involvement in the operations of the discontinued Commercial Business. The operating results of the Commercial Business are reported as discontinued operations, net of tax in the consolidated statements of operations and comprehensive loss for all periods presented.

Discontinued Operations

The consolidated financial statements for the years ended December 31, 2019 and 2018 reflect the operations of the Commercial Business as a discontinued operation. Discontinued operations for the years ended December 31, 2019 and 2018 includes the following:

(in thousands)	Years Ended December 31,
	2019	2018
Expenses:
Research and development expenses	—	171
Total expenses	—	171
Other income and expenses:
Gain on sale of Commercial Business	5,000	28,000
Income from discontinued operations	$5,000	$27,829
Income tax expense	(1,065)	(7,568)
Total income from discontinued operations	$3,935	$20,261

During the years ended December 31, 2019 and 2018, the Company received $5.0 million and $28.0 million of the potential $33.0 million in milestone payments related to the development and commercialization of ONIVYDE, respectively. The Company included the $5.0 million and $28.0 million in discontinued operations because the amounts directly relate to the Commercial Business, which was classified as a discontinued operation. The Company also recorded $0.2 million of research and development expense in discontinued operations in the year ended December 31, 2018, as this expense is directly associated with the $28.0 million in milestones. The Company received all of the net milestone payments that related to the development and commercialization of ONIVYDE under the Servier Agreement of $33.0 million as of December 31, 2019.

3. Investment in Silver Creek

As of December 31, 2018, the Company held an equity investment in Silver Creek, which was accounted for as an equity method investment. The carrying value of the investment in Silver Creek was $7.4 million at December 31, 2018. During the year ended December 31, 2018, the Company recorded a loss associated with Silver Creek of $3.1 million as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss, representing its proportionate share of Silver Creek’s losses during the year ended December 31, 2018.

As of May 7, 2019, the carrying value of the Company’s investment in Silver Creek was $6.4 million. During the year ended December 31, 2019, the Company recorded a loss associated with Silver Creek of $1.0 million as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss, representing its proportionate share of Silver Creek’s losses during the period from January 1, 2019 to May 7, 2019. On May 7, 2019, the Company sold its entire equity position in Silver Creek for $7.8 million. Accordingly, a $1.4 million of gain on sale of its equity investment was recognized during the year ended December 31, 2019 within other (expense) income, net in the consolidated statement of operations and comprehensive loss.

4. Net Loss Per Common Share

The stock options are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2019 and 2018 causes such securities to be anti-dilutive. Securities excluded from the calculation of diluted loss per share are shown in the chart below:

	Years Ended December 31,
(in thousands)	2019	2018
Outstanding options to purchase common stock	1,924	2,233

5. License and Collaboration Agreements

On April 3, 2017, the Servier Agreement was assigned to Ipsen in connection with the completion of the Ipsen Sale, as discussed in Note 1, “Nature of the Business and Summary of Significant Accounting Policies.” The Company retained the rights to receive net milestone payments that may become payable pursuant to the Servier Agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million. For the years ended December 31, 2019 and 2018, the Company received $5.0 million and $28.0 million of milestone payments, respectively.

6. Fair Value of Financial Instruments

The Company’s cash, restricted cash, accounts receivable, prepaid expenses, and other current assets, accounts payable, accrued expenses and variable interest rate note payable are recorded at cost, which approximates fair value due to their short-term nature.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 and the input categories associated with those assets and liabilities:

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,375	$—	$—
Totals	$16,375	$—	$—

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,292	$—	$—
Commercial paper	—	1,998	—
Totals	$16,292	$1,998	$—
(in thousands)
Marketable securities
Commercial paper	$—	$31,766	$—
Corporate debt securities	—	7,479	—
Government securities	—	11,954	—
Totals	$—	$51,199	$—

There were no liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018.

7. Property and Equipment, Net

Property and equipment, net as of December 31, 2019 and 2018 consisted of the following:

	December 31,
(in thousands)	2019	2018
Lab equipment	$—	$13,304
IT equipment	—	3,781
Leasehold improvements	—	19,392
Furniture and fixtures	—	306
Total property and equipment, gross	—	36,783
Less: Accumulated depreciation	—	(34,514)
Total property and equipment, net	$—	$2,269

Depreciation expense was $2.2 million and $4.1 million for the years ended December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, the Company recognized a gain on sale of property and equipment of $2.0 million and a loss of $0.2 million loss related to the disposal of property and equipment, respectively.

8. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2019 and 2018 consisted of the following:

	December 31,
(in thousands)	2019	2018
Accounts payable	$271	$1,034
Accrued goods and services	372	2,082
Accrued clinical trial costs	320	1,683
Accrued drug purchase costs	371	4,245
Accrued payroll and related benefits	—	2,315
Accrued restructuring expenses	66	921
Income taxes payable	—	83
Deferred tax incentives	1,314	1,314
Total accounts payable, accrued expenses and other	$2,714	$13,677

9. Borrowings

Loan Agreement

On July 2, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and among the Company, certain subsidiaries of the Company from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto (collectively referred to as “Lender”) and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lender (in such capacity, “Agent”) pursuant to which a term loan of up to an aggregate principal amount of $25.0 million was available to the Company. The Loan Agreement provided for an initial term loan advance of $15.0 million, which closed on July 2, 2018, and, at the Company’s option, two additional term loan advances of $5.0 million each upon the occurrence of certain funding conditions prior to December 31, 2018 and December 31, 2019, respectively. As a result of the decision to terminate the SHERLOC clinical trial, the Company did not meet the prerequisite funding conditions for drawing the two additional term loan advances under the Loan Agreement.

During the year ended December 31, 2018, there was no scheduled principal repayments related to the Loan Agreement. On April 15, 2019, the Company repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under the Loan Agreement in an aggregate amount equal to $16.0 million (the “Payoff Amount”). The Payoff Amount included a prepayment penalty of $0.2 million and a fee of $0.8 million, which were recorded to interest expense. The loss on extinguishment of the debt of approximately $1.0 million was recorded as interest expense during the second quarter of 2019. The loss on extinguishment represents the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. In connection with the payment of the Payoff Amount, all liens and security interests granted to secure the obligations under the Loan Agreement and all guaranties of the obligations under the Loan Agreement terminated.

During the years ended December 31, 2019 and 2018, the Company recognized $1.5 million and $1.0 million of interest expense related to the Loan Agreement, respectively.

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

During the year ended December 31, 2019, the Company recognized additional restructuring expenses of $4.8 million, consisting of one-time employee termination benefits of $2.0 million recorded in research and development expense and $2.8 million recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. During the year ended December 31, 2019, the Company paid approximately $5.6 million of these restructuring expenses. The remaining payments of approximately $0.1 million are expected to be paid in the first half of 2020.

The following table summarizes the charges related to the restructuring activities as of December 31, 2019 and 2018:

(in thousands)	Accrued Restructuring Expenses at December 31, 2018	Expenses	Less: Payments	Accrued Restructuring Expenses at December 31, 2019
Severance, benefits and related costs due to workforce reduction	$921	$4,783	$(5,638)	$66
Totals	$921	$4,783	$(5,638)	$66

(in thousands)	Accrued Restructuring Expenses at December 31, 2017	Expenses	Less: Payments	Accrued Restructuring Expenses at December 31, 2018
Severance, benefits and related costs due to workforce reduction	$628	$1,289	$(996)	$921
Totals	$628	$1,289	$(996)	$921

11. Common Stock

As of December 31, 2019 and 2018, the Company had 30.0 million shares of $0.01 par value common stock authorized.   There were approximately 13.4 million and 13.3 million shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively.

Stockholder Rights Agreement

On November 22, 2019, the Board created, as of and contingent with the Section 382 Rights Agreement with Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”) being signed, a series of junior participating preferred stock of the Company to be designated “Series Z Junior Participating Preferred Stock” with a par value of $0.01 per share, and stated the designation and number of shares:

Designation and Amount. The shares of this series shall be designated as Series Z Junior Participating Preferred Stock (the “Series Z Junior Preferred Stock”), and the number of shares constituting the Series Z Junior Preferred Stock shall be 30,000. Such number of shares may be increased or decreased by resolution of the Board; provided, that no decrease shall reduce the number of shares of Series Z Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series Z Junior Preferred Stock.

On December 3, 2019, the Company entered into the Rights Agreement in an effort to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its net operating losses (“NOLs”) to reduce potential future federal income tax obligations may become substantially limited. The Company’s ability to utilize its NOLs may be substantially limited if the Company experiences an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Rights Agreement is intended to act as a deterrent to any person acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock without the approval of the Board.

The Board authorized the issuance of one Right for each outstanding share of common stock, par value $0.01 per share, of the Company, payable to stockholders of record date of the close of business on December 13, 2019 (the “Record Date”). Subject to the terms, provisions and conditions of the Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one one-thousandth of a share of Series Z Junior Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) for a purchase price of $18.00 (the “Purchase Price”). Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

The Rights will not be exercisable until the earlier of (i) ten business days after a public announcement that a person has become an “Acquiring Person” by acquiring beneficial ownership of 4.9% or more of outstanding common stock has become such (or, in the event an exchange is effected in accordance with Section 24 of the Rights Agreement and the Board determines that a later date is advisable, then such later date), and (ii) ten business days (or such later date as may be specified by the Board prior to such time as any person becomes an Acquiring Person) after the commencement of a tender or exchange offer by or on behalf of a person that, if completed, would result in such person becoming an Acquiring Person (the “Distribution Date”).

Until the Distribution Date, the Rights will be transferred with and only with the common stock, and (unless the Rights are redeemed or expire) the surrender or transfer of any common stock outstanding on or after the Record Date will constitute the transfer of the Rights associated with such common stock. Upon the Distribution Date, the Rights may be transferred separately from the common stock, and each Right, other than Rights held by an Acquiring Person, will entitle its holder to purchase from the Company one one-thousandth of a Preferred Share in exchange for the Purchase Price. The Rights will be evidenced, with respect to any of the common stock certificates outstanding as of the Record Date, by such common stock certificate with a copy of the Summary of Rights to Purchase Preferred Shares.

If any person becomes an Acquiring Person, proper provision shall be made so that each holder of a Rights, other than rights beneficially owned by an Acquiring Person, an associate or affiliate of the Acquiring Person or any person with whom such person is acting in concert (all of which will thereafter be void), will thereafter have the right to receive, upon exercise thereof, that number of common stock having a market value equal to two times the Purchase Price of the Right. If the Board so elects, the Company shall deliver, upon payment of the Purchase Price, an amount of cash or securities equivalent in value to the number of common stock issuable upon exercise of a Right.

If, at any time after a person becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the Purchase Price.

At any time prior to the time any person becomes an Acquiring Person, the Board may redeem the Rights in whole, but not in part, at a price of $0.0001 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

At any time after any person becomes an Acquiring Person and prior to the acquisition by any person or group of a majority of the outstanding common stock, the Board may exchange the Rights (other than Rights owned by an Acquiring Person, which shall have become void), in whole or in part, at an exchange ratio of one common stock per Right (subject to adjustment). The exchange of the Rights by the Board may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish.

The Rights will expire on the earlier of (i) the close of business on December 2, 2022, (ii) the close of business on the date that the Board determines that (A) the Rights Agreement is no longer necessary or desirable for the preservation of the Tax Benefits or (B) the Tax Benefits have been fully utilized and may no longer be carried forward, (iii) the time at which the Rights are redeemed, (iv) the time at which the Rights are exchanged, and (v) if the Rights Agreement has not been approved by the stockholders prior to the conclusion of the Company’s 2020 annual meeting, the close of business on such date.

The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights is subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on the Preferred Shares payable in Preferred Shares or a subdivision or combination of the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then current market price of the Preferred Shares, or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above). The number of outstanding Rights and the number of Preferred Shares issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Distribution Date.

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of one one-thousandth of a Preferred Share, which may, at the election of the Company, be evidenced by depositary receipts), and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

12. Stock-Based Compensation

In 2008, the Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) for employees, officers, directors, consultants and advisors. The 2011 Stock Incentive Plan (the “2011 Plan”) became effective upon closing of the Company’s initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Additional shares also become available for grant by reason of the forfeiture, cancellation, expiration or termination of existing awards. The Company registered 0.5 million, 0.5 million, 0.4 million, 0.4 million, 0.4 million and 0.3 million additional shares of common stock related to the 2011 Plan in March 2019, March 2018, February 2016, February 2015, March 2014 and February 2013, respectively. As of December 31, 2019, there were 1.0 million shares remaining available for grant under the 2011 Plan.

The Board authorized and declared a special cash dividend of $20.0 million to holders of the Company's common stock, which was payable on September 5, 2019 to stockholders of record as of the close of business on August 28, 2019 (the “September Special Dividend”). The Board authorized and declared a special cash dividend of $6.7 million on the Company's common stock, which was payable on December 23, 2019 to stockholders of record as of the close of business on December 16, 2019 (the “December Special Dividend”). The Board determined, in accordance with the adjustment provision of the 2011 Plan, that the special cash dividends were unusual and non-recurring and that appropriate adjustment to the stock options to purchase shares of the Company’s common stock outstanding under the 2011 Plan was required. The Company treated those adjustments as a modification to the original stock option grant because the terms of the agreements were modified in order to preserve the value of the option awards after a large non-recurring cash dividend. These options were amended to decrease the exercise price and increase the shares subject to the stock option.

The calculation of the incremental compensation expense is based on the excess of the fair value of the award measured immediately before and after the modification. As a result, the Company recognized an incremental compensation expense of $0.1 million associated with the modification arising from the December Special Dividend for the year ended December 31, 2019. However, as the fair value of the underlying stock decreased more than the exercise price upon modification arising from the September Special Dividend, and the result was a decrease in the fair value of such options. Accordingly, no incremental value was provided and no additional compensation cost was recorded by the Company for the September Special Dividend.

During the years ended December 31, 2019 and 2018, the Company issued options to purchase 3.9 million and 1.2 million shares of common stock, respectively. Stock options granted to employees vest over a three-year period. Stock options granted to non-employee directors prior to 2018 generally vested immediately. Stock options granted to non-employee directors in 2019 and 2018 vest over a one-year period, ending on the earlier of the one-year anniversary of the grant date or the day prior to the Company’s next annual meeting of stockholders after the grant date. Stock options granted to non-employee consultants in 2019 vest over a two-year period.

The fair value of stock options granted to employees during the years ended December 31, 2019 and 2018 was estimated at the date of grant using the following assumptions:

	Years Ended December 31,
	2019	2018
Risk-free interest rate	1.6 – 1.8%	2.3 – 2.9%
Expected dividend yield	0%	0%
Expected term	5.3 – 5.4 years	5.3 – 5.8 years
Expected volatility	67%	62 – 64%

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

The Company recognized stock-based compensation expense during the years ended December 31, 2019 and 2018 as follows:

	Years Ended December 31,
(in thousands)	2019	2018
Research and development expense	$223	$1,092
General and administrative expense	2,148	1,958
Total stock-based compensation expense	$2,371	$3,050

The following table summarizes stock option activity during the year ended December 31, 2019:

(in thousands, except per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,233	$14.97	7.66	$—
Granted	3,910	$12.67
Exercised	(37)	$3.90
Forfeited	(4,182)	$14.32
Outstanding at December 31, 2019	1,924	$11.93	6.71	$12
Vested and expected to vest at December 31, 2019	1,924	$11.93	6.71	$12
Exercisable at December 31, 2019	1,360	$14.14	5.97	$2

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2019 and 2018 was $8.41 and $4.47, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2019 was $0.1 million. There were no option exercises during the year ended December 31, 2018.

As of December 31, 2019, there was $2.0 million of total unrecognized stock-based compensation expense related to unvested employee stock options. The Company expects to recognize this expense over a weighted-average period of approximately 1.25 years.

13. Income Taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which there is pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate to continuing operations an income tax benefit for the loss in continuing operations with an offsetting income tax expense to discontinued operations. For the years ended December 31, 2019 and 2018, the Company recognized an income tax benefit of $1.5 million and $7.7 million, respectively, in continuing operations and income tax expense in discontinued operations of $1.1 million and $7.6 million, respectively.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2019	2018
Federal income tax at statutory federal rate	21.0%	21.0%
State taxes	6.2	6.2
Permanent differences	(1.2)	(0.1)
Stock-based compensation	—	(0.4)
Tax Cuts and Jobs Act impact	—	0.1
Tax credits	0.7	2.5
Forfeiture of vested stock options	(24.8)	—
Other	0.2	—
Change in valuation allowance	4.4	(18.1)
Total	6.5%	11.2%

The reconciliation of the Company’s effective tax rate to the statutory tax rate includes a reduction to the deferred tax asset for stock options that have been forfeited.  The Company will no longer receive a tax deduction for these options in the future and as such the deferred tax asset has been reversed into income tax expense.  An offsetting reduction to the valuation allowance has also been recorded.

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2019 and 2018 are as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets
Net operating losses	$61,189	$54,407
Capitalized research and development expenses	564	705
Credit carryforwards	166,459	166,367
Depreciation	—	2,725
Deferred compensation	1,479	6,315
Election out of installment method	820	—
Accrued expenses	—	655
Other temporary differences	1,089	2,423
Installment sale tax basis	15,868	14,881
Total gross deferred tax assets	247,468	248,478
Valuation allowance	(247,468)	(248,478)

At December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of $204.2 million and $289.8 million, respectively. The Company's existing federal and state net operating loss carryforwards begin to expire in 2033. The Company also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $18.9 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2019, the Company also had available investment tax credits for state income tax purposes of less than $0.1 million, which began to expire in 2019. The Company has orphan drug credits of $122.7 million, which begin to expire in 2031.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company completed an evaluation of ownership changes through December 31, 2019 to assess whether utilization of the Company’s net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company believes it can utilize all of its existing tax attributes as a result of the analysis. The Company has not performed an evaluation of ownership changes since December 31, 2019. To the extent an ownership change occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

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

As of December 31, 2019, the Company has evaluated the positive and negative evidence bearing upon the realizability of its remaining deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets. The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2019 and 2018 was as follows:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
December 31, 2018	236,067	12,411	—	248,478
December 31, 2019	248,478	—	(1,010)	247,468

The change in the valuation allowance in in the year ended December 31, 2019 primarily relates to the net operating loss deferred tax assets generated for the current year.

14. Commitments and Contingencies

Operating Leases

The Company adopted the new leasing standards on January 1, 2019 using the modified retrospective transition method, which does not require restatement of prior periods, for all the leases existing as of the adoption date. The adoption of the new leasing standards did not have a significant impact on the Company’s consolidated financial statements. As of January 1, 2019, the Company’s only existing lease was the lease of its former principal research and office space located at One Kendall Square in Cambridge, Massachusetts, which expired in June 2019. Total rent expense, net of rental income received from subleases, was less than $0.1 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

15. Related Party Transactions

Related parties of the Company held approximately 4% of the outstanding shares of Silver Creek Series A and Series B preferred stock as of December 31, 2018.

16. Retirement Plan

On May 31, 2002, the Company established a 401(k) defined contribution savings plan (the “401(k) Plan”) for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The 401(k) Plan permits the Company to contribute at its discretion. For the years ended December 31, 2019 and 2018, the Company made contributions of $0.2 million and $0.4 million, respectively, to the 401(k) Plan.