Form 10-Q
period 2020-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2020-05-07
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 13,380,243 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our rights to receive payments related to the milestone events under the asset purchase and sale agreement with Ipsen S.A.;
•	our rights to receive payments related to the milestone events under the asset purchase agreement with Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), when expected or at all;
•	our intellectual property position;
•	our cash runway and the sufficiency of our financial resources to fund our operations;
•	our ability to utilize our net operating loss carryforwards in future periods;
•	our plans to cease development of our product candidates and diagnostics;
•	our plans to seek to divest our product candidates and other assets;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•

other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, and in the documents incorporated by reference herein and therein.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$18,025	$16,580
Prepaid expenses and other current assets	1,947	2,112
Total current assets	19,972	18,692
Other assets	1,369	1,390
Total assets	$21,341	$20,082
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$3,240	$2,714
Other current liability	56	56
Total current liabilities	3,296	2,770
Total liabilities	3,296	2,770
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued or outstanding at March 31, 2020 or December 31, 2019	—	—
Common stock, $0.01 par value: 30,000 shares authorized at March 31, 2020 and December 31, 2019; 13,380 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,334	1,334
Additional paid-in capital	557,071	556,587
Accumulated deficit	(540,360)	(540,609)
Total stockholders’ equity	18,045	17,312
Total liabilities and stockholders’ equity	$21,341	$20,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Operating expenses:
Research and development expenses	$—	$6,361
General and administrative expenses	1,935	3,683
Gain on sale of assets	(2,139)	—
Total operating (income) expenses	(204)	10,044
Income (loss) from operations	204	(10,044)
Other income and expenses:
Interest income	45	365
Interest expense	—	(478)
Other expense, net	—	(301)
Total other income and expenses	45	(414)
Net income (loss)	$249	$(10,458)
Other comprehensive income:
Unrealized gain on marketable securities	—	9
Other comprehensive income	—	9
Comprehensive income (loss)	$249	$(10,449)
Net income (loss) per common share - basic and diluted	$0.02	$(0.78)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,380	13,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	13,380	$1,334	$556,587	$—	$(540,609)	$17,312
Stock-based compensation	—	—	484	—	—	484
Net income	—	—	—	—	249	249
Balance at March 31, 2020	13,380	$1,334	$557,071	$—	$(540,360)	$18,045

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	13,343	$1,334	$580,771	$(9)	$(523,277)	$58,819
Stock-based compensation	—	—	594	—	—	594
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(10,458)	(10,458)
Balance at March 31, 2019	13,343	$1,334	$581,365	$—	$(533,735)	$48,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$249	$(10,458)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-cash interest expense	—	121
Depreciation and amortization expense	—	1,219
Gain on sale of property and equipment	—	(574)
Gain on sale of in progress research and development	(2,139)	—
Amortization and accretion on marketable securities	—	(216)
Stock-based compensation expense	484	594
Loss on equity method investment	—	301
Changes in operating assets and liabilities:
Prepaid expenses and other assets	186	(183)
Accounts payable, accrued expenses and other	215	(4,456)
Net cash used in operating activities	(1,005)	(13,652)
Cash flows from investing activities
Proceeds on sale of property and equipment	—	615
Proceeds from sale of in progress research and development	2,450	—
Proceeds from maturities and sales of marketable securities	—	29,500
Net cash provided by investing activities	2,450	30,115
Net increase in cash, cash equivalents and restricted cash	1,445	16,463
Cash, cash equivalents and restricted cash, beginning of period	16,580	20,663
Cash, cash equivalents and restricted cash, end of period	$18,025	$37,126
Supplemental disclosure of cash flows
Cash paid for income taxes	$—	$10
Cash paid for interest	$—	$361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company based in Cambridge, Massachusetts that is eligible to receive up to $450.0 million in contingent milestone payments related to its sale of ONIVYDE® and MM-436 (the “Commercial Business”) to Ipsen S.A. (“Ipsen”) in April 2017 (the “Ipsen sale”). The Company does not have any ongoing research or development activities and is seeking potential acquirers for its remaining preclinical and clinical assets. The Company does not have any employees as of March 31, 2020 and instead uses external consultants for the operation of the Company.

The $450.0 million in contingent milestone payments resulting from the Ipsen sale consist of:

•	$225.0 million upon approval by the U.S. Food and Drug Administration (“FDA”) of ONIVYDE® for the first-line treatment of metastatic adenocarcinoma of the pancreas, subject to certain conditions;
•	$150.0 million upon approval by the FDA of ONIVYDE for the treatment of small-cell lung cancer after failure of first-line chemotherapy; and
•	$75.0 million upon approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

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

On March 27, 2020, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Celator Pharmaceuticals, Inc. (the “Buyer”), pursuant to which the Buyer agreed to purchase certain assets (the “Transferred Assets”) relating to certain of the Company’s preclinical nanoliposome programs (the “Transaction”). The Company and the Buyer completed the Transaction simultaneously with the execution of the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, the Buyer paid to the Company a cash payment of $2.3 million and reimbursed the Company for $0.2 million related to certain specified expenses. The Company incurred $0.4 million expenses related to the Transaction as of March 31, 2020.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, among other things, development by competitors of new technological innovations, protection of proprietary technology and compliance with government regulations, approval by the FDA and other foreign health agencies to approve any pharmaceutical under development, obtaining insurance reimbursement for any drug if and when approved by regulators, and its ability to secure additional capital to fund operations. None of the Company’s product candidates are approved for any indication by the FDA or any other regulatory agency. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies, among others. In addition, the Company is dependent upon the services of its external consultants for the operation of the Company. The Company’s business strategy depends substantially upon its ability to receive future milestone payments from Ipsen and Elevation. Any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the Company and the value of its common stock.

The recent COVID-19 outbreak has created significant volatility and economic disruption and the impact on the Company’s future consolidated results of operations is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID 19 Update” and “Risk Factors” for further information regarding the impact of the COVID-19 pandemic on the Company’s business and financial condition.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2020, the Company had an accumulated deficit of $540.4 million. During three months ended March 31, 2020, the Company incurred net income of $0.2 million and used $1.0 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents of $18.0 million at March 31, 2020 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to realize milestone payments from its licensed product candidates, raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be successful in receiving future milestone payments or able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

The Company expects that it would seek to finance any future cash needs through a combination of divestitures of its product candidates or other assets, equity offerings and debt financings. There can be no assurance as to the timing, terms or consummation of any divestiture or financing, and the terms of any such financing may adversely affect the holdings or the rights of the Company’s stockholders or require the Company to relinquish rights to certain of its revenue streams or product candidates.

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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Consolidation

The accompanying condensed consolidated financial statements reflect Merrimack Pharmaceuticals, Inc. and its wholly owned subsidiaries.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2020 and 2019 and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, its statements of stockholders’ equity for the three months ended March 31, 2020 and 2019 and its statements of cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in the notes related to the three months ended March 31, 2020 and 2019 are unaudited. The results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020.

Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	March 31, 2020	March 31, 2019
Cash and cash equivalents	$18,025	$36,542
Restricted cash (short-term)	—	584
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$18,025	$37,126

Restricted cash on the statement of financial position for 2019 primarily represents amounts pledged as collateral for operating lease obligations as contractually required.

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

3. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$14,429	$—	$—
Totals	$14,429	$—	$—

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,375	$—	$—
Totals	$16,375	$—	$—

The Company’s cash, prepaid expenses and other current assets, accounts payable and accrued expenses are recorded at cost, which approximates fair value due to their short-term nature.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accounts payable	$839	$271
Accrued goods and services	382	372
Accrued clinical trial costs	288	320
Accrued drug purchase costs	371	371
Accrued restructuring expenses	46	66
Deferred tax incentives	1,314	1,314
Total accounts payable, accrued expenses and other	$3,240	$2,714

5. Stock-Based Compensation

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

There were no options granted during the three months ended March 31, 2020. At March 31, 2020, there were 1.5 million shares remaining available for grant under the 2011 Plan.

The Company recognized stock-based compensation expense during the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Research and development expense	$—	$183
General and administrative expense	484	411
Total stock-based compensation expense	$484	$594

6. Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options based on the treasury stock method. Outstanding stock options were not included in the diluted net income (loss) per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares). In a period when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods where a loss is reported, there is no difference in basic and dilutive loss per share.

Stock options are excluded from the calculation of diluted income (loss) per share because the net income (loss) for the three months ended March 31, 2020 and 2019 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted income (loss) per share for the three months ended March 31, 2020 and 2019 are shown in the chart below:

	Three Months Ended March 31,
(in thousands)	2020	2019
Outstanding options to purchase common stock	1,877	2,148

7. Restructuring Activities

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring. The accrued balance as of December 31, 2019 approximated to $0.1 million.

No additional restructuring expenses was recognized during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company recognized restructuring expenses of $0.3 million consisting of one-time employee termination benefits of $0.2 million recorded in research and development expense and $0.1 million recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. The Company paid approximately less than $0.1 million and $1.1 million of these restructuring expenses during the three months ended March 31, 2020 and 2019, respectively. The remaining payments of less than $0.1 million will be paid during the three months ended June 30, 2020.

The following table summarizes the charges related to the restructuring activities as of March 31, 2020 and 2019:

(in thousands)	Accrued Restructuring Expenses at December 31, 2019	Expenses	Less: Payments	Accrued Restructuring Expenses at March 31, 2020
Severance, benefits and related costs due to workforce reduction	$66	$—	$(20)	$46
	$66	$—	$(20)	$46

(in thousands)	Accrued Restructuring Expenses at December 31, 2018	Expenses	Less: Payments	Accrued Restructuring Expenses at March 31, 2019
Severance, benefits and related costs due to workforce reduction	$921	$347	$(1,059)	$209
Totals	$921	$347	$(1,059)	$209

8. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The new guidance was adopted on January 1, 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. The new guidance was adopted on January 1, 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company based in Cambridge, Massachusetts that is eligible to receive up to $450.0 million in contingent milestone payments related to our sale of ONIVYDE® to Ipsen S.A., or Ipsen, in April 2017 and up to $54.5 million in contingent milestone payments related to our sale of MM-121 and MM-111 to Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), or Elevation, in July 2019. We do not have any ongoing research or development activities and are seeking potential acquirers for our remaining preclinical and clinical assets. We do not have any employees and instead use external consultants for the operation of our company.

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

On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures which we believe allow us to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. We have based this estimate on assumptions that may prove to be wrong, and we could use our financial resources sooner than we currently expect. In connection with that announcement, we discontinued the discovery efforts on our remaining preclinical programs: MM-401, an agonistic antibody targeting a novel immuno-oncology target, TNFR2; and MM-201, a highly stabilized agonist-Fc fusion protein targeting death receptors 4 and 5. We are seeking potential acquirers for our remaining preclinical and clinical assets.

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

On March 27, 2020, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Celator Pharmaceuticals, Inc. (the “Buyer”), pursuant to which the Buyer agreed to purchase certain assets (the “Transferred Assets”) relating to certain of our preclinical nanoliposome programs (the “Transaction”). We completed the Transaction simultaneously with the execution of the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, the Buyer paid to us a cash payment of $2.3 million and reimbursed us for $0.2 million related to certain specified expenses and to assume certain liabilities with respect to the Transferred Assets. We incurred $0.4 million expenses related to the Transaction as of March 31, 2020.

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

As of March 31, 2020, we had unrestricted cash and cash equivalents of $18.0 million. We expect that our cash and cash equivalents as of March 31, 2020 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

As of March 31, 2020, we had an accumulated deficit of $540.4 million. Our net income from our continuing operations was $0.2 million and our net loss from our continuing operations was $10.5 million for the three months ended March 31, 2020 and 2019, respectively. We do not expect to have any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

COVID-19 Update

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic in 2020 by the World Health Organization, affecting the populations of the United States as well as many foreign countries. The recent COVID-19 outbreak has created significant volatility and economic disruption and the impact on our future operations and financial position is uncertain. The extent to which COVID-19 impacts Ipsen and Elevation depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the impact on research, clinical trials and regulatory activities; the impact on Ipsen and Elevation’s operations and financial condition; the ability of health insurance providers to pay for any drug candidates if they receive regulatory approval; and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. While we do not currently anticipate that the COVID-19 pandemic will affect our organization’s ability to conduct its activities, Ipsen and Elevation may be impacted by government actions, orders and policies regarding the recent COVID-19 pandemic, including temporary closures of non-essential businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary from state to state and country to country. Future events related to the pandemic and the economic impact of the pandemic could have a material adverse effect on our financial condition, liquidity and results of operations.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, including stock-based compensation expenses and benefits, legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs for employee training and development, board of director’s costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expenses, legal and professional fees, and accounting and information technology services fees.

Restructuring expenses

As a result of the corporate restructuring activities we announced on November 7, 2018, April 30, 2019 and May 30, 2019, we had an accrued restructuring balance of approximately $0.1 million as of December 31, 2019. We had no restructuring expenses for the three months ended March 31, 2020. Approximately, less than $0.1 million in restructuring payments were made during the first quarter of 2020. The remaining less than $0.1 million in accrued restructuring expenses as of March 31, 2020 will be paid in the second quarter of 2020. We recognized total restructuring expenses of $0.3 million for the three months ended March 31, 2019, related to one-time employee termination benefits comprised of severance, benefits and related costs, all of which resulted in cash expenditures. Approximately, $1.1 million in restructuring payments were made during the first quarter of 2019.

Interest income

Interest income consists primarily of interest income associated with our marketable securities and money market fund.

Interest expense

Interest expense for the three months ended March 31, 2019 consisted primarily of cash and non-cash interest related to the loan agreement with Hercules that we entered into on July 2, 2018.

Other expense, net

Other expense, net for the three months ended March 31, 2019 consisted primarily of our proportionate share of losses from our equity method investment in Silver Creek.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 12, 2020, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2019. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating expenses:
Research and development expenses	$—	$6,361
General and administrative expenses	1,935	3,683
Gain on sale of assets	(2,139)	—
Total operating (income) expenses	(204)	10,044
Income (loss) from operations	204	(10,044)
Interest income	45	365
Interest expense	—	(478)
Other expense, net	—	(301)
Net income (loss)	$249	$(10,458)

Research and development expenses

We have ceased all research and development activities and no research and development expenses were recognized for the three months ended March 31, 2020 compared to $6.4 million for the three months ended March 31, 2019, a decrease of $6.4 million, or 100%. We do not expect to incur any research and development cost in future periods.

General and administrative expenses

General and administrative expenses were $1.9 million for the three months ended March 31, 2020 compared to $3.7 million for the three months ended March 31, 2019, a decrease of $1.8 million, or 49%. This decrease was primarily attributable to the timing of corporate expenses and reduced headcount levels.

Gain on sales of assets

Gain on sales of assets was $2.1 million for the three months ended March 31, 2020, attributable to the sale of our certain of our preclinical nanoliposome programs to the Buyer.

Interest income

Interest income was less than $0.1 million for the three months ended March 31, 2020 compared to $0.4 million for the three months ended March 31, 2019, primarily attributable to the decrease of our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $0.5 million for the three months ended March 31, 2019, primarily attributable to the loan agreement with Hercules. We do not expect to incur interest expense in the future.

Other expense, net

Other expense, net was $0.3 million of expense for the three months ended March 31, 2019, primarily attributable to our proportionate share of losses from our equity method investment in Silver Creek. No such expense incurred during the three months ended March 31, 2020.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through March 31, 2020 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock and sales of our commercial and in-process research and development assets. As of March 31, 2020, we had unrestricted cash and cash equivalents of $18.0 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(1,005)	$(13,652)
Net cash provided by investing activities	2,450	30,115
Net increase in cash, cash equivalents and restricted cash	$1,445	$16,463

Operating activities

Cash used in operating activities of $1.0 million during the three months ended March 31, 2020 was primarily a result of our $0.2 million net income from operations and an increase in assets and liabilities of $0.4 million. The increase in operating assets and liabilities during the three months ended March 31, 2020 was primarily driven by increases to accounts payable, accrued expenses and other due to timing of payments and decrease in prepaid expenses and other assets. This increase was offset by non-cash items, including $2.1 million in gain on sale of in-process research and development asset, offset by $0.5 million of stock-based compensation expense.

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

Investing activities

Cash provided by investing activities of $2.5 million during the three months ended March 31, 2020 was due to proceeds on sale of in-process research and development asset totaling $2.5 million. Cash provided by investing activities of $30.1 million during the three months ended March 31, 2019 was primarily due to proceeds from maturities and sales of marketable securities totaling $29.5 million and proceeds on sale of property and equipment totaling $0.6 million.

Financing activities

There was no cash provided by or used in financing activities during the three months ended March 31, 2020 or 2019.

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

We expect that we would seek to finance any future cash needs through a combination of divestitures of our remaining product candidates or other assets, equity offerings and debt financings. There can be no assurance as to the timing, terms or consummation of any divestiture or financing. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 12, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

See Note 8, “Recent Accounting Pronouncements,” in the accompanying notes to the condensed consolidated financial statements for a full description of recent accounting pronouncements.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 12, 2020 (the “2019 Annual Report on Form 10-K”). There have been no material changes from the risk factors previously disclosed in the 2019 Annual Report on Form 10-K, except the following.

The ongoing COVID-19 pandemic may delay or otherwise adversely impact our ability to realize potential milestone payments from the Ipsen sale and the Elevation sale and create other additional risks which could have material and adverse impacts on our business, financial condition, liquidity and results of operations.

We are unable to accurately predict the full impact that the ongoing coronavirus (“COVID-19”) pandemic will have on our financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak. Specifically, stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee and clinical trial participant illness or quarantines could result in disruptions to Ipsen and Elevations’ ability to conduct research, preclinical, clinical and or regulatory activities that are required to trigger potential milestone payments to us. If these activities are significantly delayed, the attainment of any milestone payments we might receive would also likely be delayed. The COVID-19 pandemic may also significantly affect our ability to sell any remaining preclinical assets due to the inability of potential partners to obtain capital or otherwise complete a transaction. In addition, the COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our financial condition could be adversely impacted if we seek to raise equity and/or debt financing. At this time, we do not believe that the COVID-19 pandemic will have a significant impact on our current day to day operations or our near term financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2020.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: May 7, 2020	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Financial Officer)