Form 10-Q
period 2020-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2020-08-07
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 13,380,243 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,735	$16,580
Prepaid expenses and other current assets	3,631	2,112
Total current assets	19,366	18,692
Other assets	315	1,390
Total assets	$19,681	$20,082
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$2,279	$2,714
Other current liability	56	56
Total current liabilities	2,335	2,770
Total liabilities	2,335	2,770
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued or outstanding at June 30, 2020 or December 31, 2019	—	—
Common stock, $0.01 par value: 30,000 shares authorized at June 30, 2020 and December 31, 2019; 13,380 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,334	1,334
Additional paid-in capital	557,535	556,587
Accumulated deficit	(541,523)	(540,609)
Total stockholders’ equity	17,346	17,312
Total liabilities and stockholders’ equity	$19,681	$20,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Operating expenses:
Research and development expenses	$—	$4,739	$—	$11,100
General and administrative expenses	1,184	5,929	3,119	9,612
Gain on sale of assets	—	(1,410)	(2,139)	(1,410)
Total operating expenses	1,184	9,258	980	19,302
Loss from operations	(1,184)	(9,258)	(980)	(19,302)
Other income and expenses:
Interest income	3	207	48	572
Interest expense	—	(1,049)	—	(1,527)
Other income, net	18	670	18	369
Total other income and expenses	21	(172)	66	(586)
Net loss	$(1,163)	$(9,430)	$(914)	$(19,888)
Other comprehensive income:
Unrealized gain on marketable securities	—	—	—	9
Other comprehensive income	—	—	—	$9
Comprehensive loss	$(1,163)	$(9,430)	$(914)	$(19,879)
Net loss per common share - basic and diluted	$(0.09)	$(0.71)	$(0.07)	$(1.49)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,380	13,344	13,380	13,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	13,380	$1,334	$556,587	$—	$(540,609)	$17,312
Stock-based compensation	—	—	484	—	—	484
Net income	—	—	—	—	249	249
Balance at March 31, 2020	13,380	$1,334	$557,071	$—	$(540,360)	$18,045
Stock-based compensation	—	—	464	—	—	464
Net loss	—	—	—	—	(1,163)	(1,163)
Balance at June 30, 2020	13,380	$1,334	$557,535	$—	$(541,523)	$17,346

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	13,343	$1,334	$580,771	$(9)	$(523,277)	$58,819
Stock-based compensation	—	—	594	—	—	594
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(10,458)	(10,458)
Balance at March 31, 2019	13,343	$1,334	$581,365	$—	$(533,735)	$48,964
Stock-based compensation	—	—	487	—	—	487
Exercise of stock options	6	—	23	—	—	23
Net loss	—	—	—	—	(9,430)	(9,430)
Balance at June 30, 2019	13,349	$1,334	$581,875	$—	$(543,165)	$40,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(914)	$(19,888)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	—	141
Loss on extinguishment of debt	—	971
Depreciation and amortization expense	—	2,228
Gain on sale of equipment	—	(1,984)
Gain on sale of in progress research and development	(2,139)	—
Amortization and accretion on marketable securities	—	(279)
Stock-based compensation expense	948	1,081
Gain on equity method investment	—	(372)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(444)	2,432
Accounts payable, accrued expenses and other	(435)	(9,855)
Net cash used in operating activities	(2,984)	(25,525)
Cash flows from investing activities
Proceeds from sale of property and equipment	—	2,025
Proceeds from sale of in progress research and development	2,139	—
Proceeds from sale of equity method investment	—	7,800
Proceeds from maturities and sales of marketable securities	—	48,500
Net cash provided by investing activities	2,139	58,325
Cash flows from financing activities
Proceeds from exercise of stock options	—	23
Repayment of debt	—	(15,000)
Payment of debt extinguishment costs	—	(985)
Net cash used in financing activities	—	(15,962)
Net (decrease) increase in cash, cash equivalents and restricted cash	(845)	16,838
Cash, cash equivalents and restricted cash, beginning of period	16,580	20,663
Cash, cash equivalents and restricted cash, end of period	$15,735	$37,501
Non-cash investing activities
Supplemental disclosure of cash flows
Cash paid for interest	$—	$1,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company based in Cambridge, Massachusetts that is eligible to receive up to $450.0 million in contingent milestone payments related to its sale of ONIVYDE® and MM-436 to Ipsen S.A. (“Ipsen”) in April 2017 (the “Ipsen sale”) and up to $54.5 million in contingent milestone payments related to its sale of MM-121 and MM-111 to Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), or Elevation, in July 2019. The Company does not have any ongoing research or development activities and is seeking potential acquirers for its remaining preclinical and clinical assets. The Company does not have any employees as of June 30, 2020 and instead uses external consultants for the operation of the Company.

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

On March 27, 2020, the Company entered into an Asset Purchase Agreement (the “Celator Agreement”) with Celator Pharmaceuticals, Inc. (“Celator”), pursuant to which Celator agreed to purchase certain assets relating to certain of the Company’s preclinical nanoliposome programs (the “Celator sale”). The Company and Celator completed the Celator sale simultaneously with the execution of the Celator Agreement. Under the terms of the Celator Agreement, Celator paid to the Company a cash payment of $2.3 million and reimbursed the Company for $0.2 million related to certain specified expenses. The Company incurred $0.4 million expenses related to the Celator sale as of June 30, 2020.

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

The recent COVID-19 outbreak has created significant volatility and economic disruption and the impact on the Company’s future consolidated results of operations is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Update” and “Risk Factors” for further information regarding the impact of the COVID-19 pandemic on the Company’s business and financial condition.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2020, the Company had an accumulated deficit of $541.5 million. During the six months ended June 30, 2020, the Company incurred a net loss of $0.9 million and used $3.0 million of cash in operating activities. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $15.7 million at June 30, 2020 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to realize milestone payments from its licensed product candidates, raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be successful in receiving future milestone payments or able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, its statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and its statements of cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in the notes related to the three and six months ended June 30, 2020 and 2019 are unaudited. The results for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

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

Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	June 30, 2020	June 30, 2019
Cash and cash equivalents	$15,735	$36,917
Restricted cash (short-term)	—	584
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$15,735	$37,501

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

3. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$14,442	$—	$—
Totals	$14,442	$—	$—

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,375	$—	$—
Totals	$16,375	$—	$—

The Company’s cash, prepaid expenses and other current assets, accounts payable and accrued expenses are recorded at cost, which approximates fair value due to their short-term nature.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Accounts payable	$208	$271
Accrued goods and services	216	372
Accrued clinical trial costs	155	320
Accrued drug purchase costs	371	371
Accrued restructuring expenses	15	66
Deferred tax incentives	1,314	1,314
Total accounts payable, accrued expenses and other	$2,279	$2,714

5. Stock-Based Compensation

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

There were no options granted during the three and six months ended June 30, 2020. At June 30, 2020, there were 1.5 million shares remaining available for grant under the 2011 Plan.

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2020 and 2019 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Research and development expense	$—	$40	$—	$223
General and administrative expense	464	447	948	858
Total stock-based compensation expense	$464	$487	$948	$1,081

6. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss attributable to the Company by the weighted-average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss attributable to the Company by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options based on the treasury stock method. Outstanding stock options were not included in the diluted net loss per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares). In a period when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods where a loss is reported, there is no difference in basic and dilutive loss per share.

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2020 and 2019 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2020 and 2019 are shown in the chart below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Outstanding options to purchase common stock	1,877	1,573	1,877	1,573

7. Restructuring Activities

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring. The accrued balance as of December 31, 2019 approximated to $0.1 million.

No additional restructuring expenses were recognized during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company recognized additional restructuring expenses of $4.6 million and $4.9 million, respectively, consisting of one-time employee termination benefits of $1.8 million and $2.0 million, respectively, recorded in research and development expense and $2.8 million and $2.9 million, respectively, recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures.

The Company paid and adjusted approximately less than $0.1 million and $0.1 million of these restructuring expenses during the three and six months ended June 30, 2020, respectively. The remaining payments of less than $0.1 million will be paid during the three months ended September 30, 2020. During the three and six months ended June 30, 2019, the Company paid approximately $3.8 million and $4.8 million of these restructuring expenses, respectively.

The following table summarizes the charges related to the restructuring activities as of June 30, 2020 and 2019:

(in thousands)	Accrued Restructuring Expenses at December 31, 2019	Expenses	Less: Payments and Adjustments	Accrued Restructuring Expenses at June 30, 2020
Severance, benefits and related costs due to workforce reduction	$66	$—	$(51)	$15
Totals	$66	$—	$(51)	$15

(in thousands)	Accrued Restructuring Expenses at December 31, 2018	Expenses	Less: Payments	Accrued Restructuring Expenses at June 30, 2019
Severance, benefits and related costs due to workforce reduction	$921	$4,890	$(4,755)	$1,056
Totals	$921	$4,890	$(4,755)	$1,056

8. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The new guidance was adopted on January 1, 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

Overview

We are a biopharmaceutical company based in Cambridge, Massachusetts that is eligible to receive up to $450.0 million in contingent milestone payments related to our sale of ONIVYDE® to Ipsen in April 2017 and up to $54.5 million in contingent milestone payments related to our sale of MM-121 and MM-111 to Elevation in July 2019. We do not have any ongoing research or development activities and are seeking potential acquirers for our remaining preclinical and clinical assets. We do not have any employees and instead use external consultants for the operation of our company.

On April 3, 2017, we completed the Ipsen sale. In connection with the Ipsen sale, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. We entered into the Servier Agreement in 2014, and on April 3, 2017, the Servier Agreement was assigned to Ipsen in connection with the completion of the Ipsen sale. We have received all $33.0 million in milestone payments under the Servier Agreement.

We are eligible to receive up to $450.0 million in potential additional milestone payments resulting from the Ipsen sale consist of:

•	$225.0 million upon approval by the FDA, of ONIVYDE for the first-line treatment of metastatic adenocarcinoma of the pancreas, subject to certain conditions;
•	$150.0 million upon approval by the FDA of ONIVYDE for the treatment of small-cell lung cancer after failure of first-line chemotherapy; and
•	$75.0 million upon approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

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

On April 15, 2019, we repaid in full all principal, accrued and unpaid interest, fees, costs and expenses under Loan Agreement, with Hercules, in an aggregate amount equal to $16.0 million.

In May 2019, we monetized certain assets to strengthen our cash position. This included the sale of our entire equity position in Silver Creek, resulting in $7.8 million in cash, and the sale of laboratory equipment from our research and development operations, resulting in approximately $1.4 million in cash.

On July 12, 2019, we completed the Elevation sale, of our anti-HER3 antibody programs, MM-121 (Seribantumab) and MM-111. In connection with the Elevation sale, we received an upfront cash payment of $3.5 million and are eligible to receive up to $54.5 million in additional potential development, regulatory approval and commercial-based milestone payments, consisting of:

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

On March 27, 2020, we entered into the Celator Agreement , pursuant to which Celator agreed to purchase certain assets (the “transferred assets”), relating to certain of our preclinical nanoliposome programs, (the “Celator sale”). We completed the Celator sale simultaneously with the execution of the Celator Agreement. Under the terms of the Celator Agreement, Celator paid to us a cash payment of $2.3 million, reimbursed us for $0.2 million related to certain specified expenses and assumed certain liabilities with respect to the transferred assets. We incurred $0.4 million expenses related to the Celator sale as of June 30, 2020.

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

As of June 30, 2020, we had unrestricted cash and cash equivalents of $15.7 million. We expect that our cash and cash equivalents as of June 30, 2020 will be sufficient to continue our operations into 2027, which we estimate is the maximum period of time needed to achieve the longest-term potential milestone.

As of June 30, 2020, we had an accumulated deficit of $541.5 million. Our net loss was $0.9 million and $19.9 million for the six months ended June 30, 2020 and 2019, respectively. We do not expect to have any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

COVID-19 Update

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic in 2020 by the World Health Organization, affecting the populations of the United States as well as many foreign countries. The recent COVID-19 outbreak has created significant volatility and economic disruption and the impact on our future operations and financial position is uncertain. The extent to which COVID-19 impacts Ipsen and Elevation depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the impact on research, clinical trials and regulatory activities; the impact on Ipsen and Elevation’s operations and financial condition; and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. While we do not currently anticipate that the current COVID-19 pandemic will affect our organization’s ability to conduct its activities, Ipsen and Elevation may be impacted by government actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-essential businesses, delays in conducting clinical trials, delays in filing for and obtaining regulatory approvals, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary from state to state and country to country. Future events related to the pandemic and the economic impact of the pandemic could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Restructuring expenses

As a result of the corporate restructuring activities we announced on November 7, 2018, April 30, 2019 and May 30, 2019, we had an accrued restructuring balance of approximately $0.1 million as of December 31, 2019. We had no restructuring expenses for the three and six months ended June 30, 2020. Approximately, less than $0.1 million in restructuring payments were made during the three and six months ended June 30, 2020. The remaining less than $0.1 million in accrued restructuring expenses as of June 30, 2020 will be paid in the third quarter of 2020. We recognized total restructuring expenses of $4.6 million and $4.9 million for the three and six months ended June 30, 2019, respectively, related to one-time employee termination benefits comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately $3.8 million and $4.8 million in payments were made during the three and six months ended June 30, 2019, respectively.

Interest income

Interest income consists primarily of interest income associated with our marketable securities and money market fund.

Interest expense

Interest expense for the three and six months ended June 30, 2019 consisted primarily of cash and non-cash interest related to the Loan Agreement with Hercules that we entered into on July 2, 2018.

Other income, net

Other income, net for three and six months ended June 30, 2019 consisted primarily of our proportionate share of losses from our equity method investment in Silver Creek as well as the gain we recorded upon the sale of the investment in the second quarter of 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the rules and regulations of the SEC and GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 12, 2020, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2019. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,
(in thousands)	2020	2019
Operating expenses:
Research and development expenses	$—	$4,739
General and administrative expenses	1,184	5,929
Gain on sales of assets	-	(1,410)
Total operating expenses	1,184	9,258
Loss from operations	(1,184)	(9,258)
Interest income	3	207
Interest expense	—	(1,049)
Other income, net	18	670
Net loss	$(1,163)	$(9,430)

Research and development expenses

We have ceased all research and development activities and no research and development expenses were recognized for the three months ended June 30, 2020 compared to $4.7 million for the three months ended June 30, 2019, a decrease of $4.7 million, or 100%. We do not expect to incur any research and development expenses in future periods.

General and administrative expenses

General and administrative expenses were $1.2 million for the three months ended June 30, 2020 compared to $5.9 million for the three months ended June 30, 2019, a decrease of $4.7 million, or 79%. This decrease was primarily attributable to the timing of corporate expenses, reduced headcount levels and recognition of restructuring expenses related to the April 30, 2019 and May 30, 2019 restructuring announcements.

Gain on sales of assets

Gain on sales of assets was $1.4 million for the three months ended June 30, 2019, primarily attributable to sales of our laboratory equipment and office furniture. There was no sale of assets during the three months ended June 30, 2020.

Interest income

Interest income was less than $0.1 million for the three months ended June 30, 2020 compared to $0.2 million for the three months ended June 30, 2019, primarily attributable to the interest income associated with our interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $1.0 million for the three months ended June 30, 2019, primarily attributable to the Loan Agreement with Hercules. We do not expect to incur interest expense in the future.

Other income, net

Other income, net was less than $0.1 million of income for the three months ended June 30, 2020, primarily due to other miscellaneous income. Other income, net was $0.7 million of income for the three months ended June 30, 2019, primarily attributable to the $1.4 million gain we recorded on the sale of our equity method investment in Silver Creek offset by our proportionate share of Silver Creek’s losses which we recorded prior to the sale of our investment.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating expenses:
Research and development expenses	$—	$11,100
General and administrative expenses	3,119	9,612
Gain on sales of assets	(2,139)	(1,410)
Total operating expenses	980	19,302
Loss from continuing operations	(980)	(19,302)
Interest income	48	572
Interest expense	—	(1,527)
Other income, net	18	369
Net loss	$(914)	$(19,888)

Research and development expenses

We have ceased all research and development activities and no research and development expenses were recognized for the six months ended June 30, 2020 compared to $11.1 million for the six months ended June 30, 2019, a decrease of $11.1 million, or 100%. We do not expect to incur any research and development expenses in future periods.

General and administrative expenses

General and administrative expenses were $3.1 million for the six months ended June 30, 2020 compared to $9.6 million for the six months ended June 30, 2019, a decrease of $6.5 million, or 68%. This decrease was primarily attributable to the reduced headcount levels and recognition of restructuring expenses related to the April 30, 2019 and May 30, 2019 restructuring announcements.

Gain on sales of assets

Gain on sales of assets was $2.1 million for the six months ended June 30, 2020, primarily attributable to the Celator sale. Gain on sales of assets was $1.4 million for the six months ended June 30, 2019, primarily attributable to sales of our laboratory equipment and office furniture.

Interest income

Interest income was $0.1 million for the six months ended June 30, 2020 compared to $0.6 million for the six months ended June 30, 2019, primarily attributable to the interest income associated with our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $1.5 million for the six months ended June 30, 2019, which primarily represents the $1.0 million loss on extinguishment we recorded upon repayment of the loan agreement with Hercules. We do not expect to incur interest expense in the future.

Other income, net

Other income, net was less than $0.1 million of income for the six months ended June 30, 2020, primarily due to other miscellaneous income. Other income, net was $0.4 million of income for the six months ended June 30, 2019 primarily attributable to the $1.4 million gain we recorded on the sale of our equity method investment in Silver Creek offset by our proportionate share of Silver Creek’s losses that we recorded prior to the sale of our investment.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through June 30, 2020 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock and sales of our commercial and in-process research and development assets. As of June 30, 2020, we had unrestricted cash and cash equivalents of $15.7 million.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(2,984)	$(25,525)
Net cash provided by investing activities	2,139	58,325
Net cash used in financing activities	—	(15,962)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(845)	$16,838

Operating activities

Cash used in operating activities of $3.0 million during the six months ended June 30, 2020 was primarily a result of our $0.9 million net loss from operations and an increase in assets and liabilities of $0.9 million. The increase in operating assets and liabilities during the six months ended June 30, 2020 was primarily driven by decreases to accounts payable, accrued expenses and other expenses due to timing of payments and increase in prepaid expenses and other assets. This increase was offset by non-cash items, including a $2.1 million gain on the sale of in-process research and development, offset by $0.9 million of stock-based compensation expense.

Cash used in operating activities of $25.5 million during the six months ended June 30, 2019 was primarily a result of our $19.9 million net loss from operations and a net decrease in assets and liabilities of $7.4 million. The net decrease in operating assets and liabilities during the six months ended June 30, 2019 was primarily driven by decreases in accounts payable, accrued expenses and other and an increase to prepaid expenses and other assets. This decrease was offset by non-cash items, including $2.2 million in depreciation and amortization and $1.1 million of stock-based compensation expense, offset by a $2.0 million gain on disposal of fixed assets and a $0.4 million gain on the sale of an equity method investment.

Investing activities

Cash provided by investing activities of $2.1 million during the six months ended June 30, 2020 was primarily due to net proceeds on the Celator sale of in-process research and development totaling $2.1 million.

Cash provided by investing activities of $58.3 million during the six months ended June 30, 2019 was primarily due to proceeds from maturities and sales of marketable securities totaling $48.5 million, proceeds from sale of equity method investment totaling $7.8 million and proceeds on sale of equipment totaling $2.0 million.

Financing activities

There was no cash provided by or used in financing activities during the six months ended June 30, 2020.

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

Funding requirements

We have incurred significant expenses and operating losses to date. On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. In connection with that announcement, we discontinued the discovery efforts on our remaining preclinical programs and implemented a reduction in headcount resulting in the termination of all remaining employees as of July 12, 2019. Our future capital requirements will depend on many factors, including:

•	the timing and amount of potential milestone payments related to ONIVYDE that we may receive from Ipsen;
•	the timing and amount of potential milestone payments that we may receive from Elevation;
•	the timing and amount of any special dividend to our stockholders that our board of directors may declare;
•	the timing and amount of general and administrative expenses required to continue to operate our company;
•	the extent to which we owe any taxes for current, future or prior periods, including as a result of any audits by taxing authorities;
•	the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements;
•	whether we realize the anticipated cost savings in connection with our restructuring efforts;
•	our ability to successfully divest our product candidates and other assets;
•	the extent to which we invest in any future research or development activities of our product candidates; and
•	the extent to which we acquire or invest in businesses, products and technologies.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 12, 2020 (the “2019 Annual Report on Form 10-K”). There have been no material changes from the risk factors previously disclosed in the 2019 Annual Report on Form 10-K, except the following:

The ongoing COVID-19 pandemic may delay or otherwise adversely impact our ability to realize potential milestone payments from the Ipsen sale and the Elevation sale and create other additional risks which could have material and adverse impacts on our business, financial condition, liquidity and results of operations.

We are unable to accurately predict the full impact that the ongoing coronavirus (“COVID-19”) pandemic will have on our financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak. Specifically, stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee and clinical trial participant illness or quarantines could result in disruptions to Ipsen and Elevations’ ability to conduct research, preclinical, clinical and/or regulatory activities that are required to trigger potential milestone payments to us. If these activities are significantly delayed, the attainment of any milestone payments we might receive would also likely be delayed. The COVID-19 pandemic may also significantly affect our ability to sell any remaining preclinical assets due to the inability of potential partners to obtain capital or otherwise complete a transaction. In addition, the COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our financial condition could be adversely impacted if we seek to raise equity and/or debt financing. At this time, we do not believe that the COVID-19 pandemic will have a significant impact on our current day-to-day operations or our near-term financial condition.

Item 6.Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: August 7, 2020	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Executive and Financial Officer)