Form 10-Q
period 2020-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2020-11-04
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 13,380,243 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,814	$16,580
Prepaid expenses and other current assets	2,870	2,112
Total current assets	18,684	18,692
Other assets	274	1,390
Total assets	$18,958	$20,082
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$2,218	$2,714
Other current liability	—	56
Total current liabilities	2,218	2,770
Total liabilities	2,218	2,770
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued or outstanding at September 30, 2020 or December 31, 2019	—	—
Common stock, $0.01 par value: 30,000 shares authorized at September 30, 2020 and December 31, 2019; 13,380 shares issued and outstanding at September 30, 2020 and December 31, 2019	1,334	1,334
Additional paid-in capital	557,935	556,587
Accumulated deficit	(542,529)	(540,609)
Total stockholders’ equity	16,740	17,312
Total liabilities and stockholders’ equity	$18,958	$20,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Operating expenses:
Research and development expenses	$—	$—	$—	$11,100
General and administrative expenses	1,007	4,346	4,126	13,958
Gain on sale of assets	—	(3,500)	(2,139)	(4,910)
Total operating expenses	1,007	846	1,987	20,148
Loss from operations	(1,007)	(846)	(1,987)	(20,148)
Other income and expenses:
Interest income	1	140	49	712
Interest expense	—	—	—	(1,527)
Other income, net	—	1	18	370
Total other income and expenses	1	141	67	(445)
Net loss	$(1,006)	$(705)	$(1,920)	$(20,593)
Other comprehensive income:
Unrealized gain on marketable securities	—	—	—	9
Other comprehensive income	—	—	—	9
Comprehensive loss	$(1,006)	$(705)	$(1,920)	$(20,584)
Net loss per common share - basic and diluted	$(0.08)	$(0.05)	$(0.14)	$(1.54)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,380	13,358	13,380	13,348
Cash dividend paid per common share	$—	$1.4967	$—	$1.4967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	13,380	$1,334	$556,587	$—	$(540,609)	$17,312
Stock-based compensation	—	—	484	—	—	484
Net income	—	—	—	—	249	249
Balance at March 31, 2020	13,380	$1,334	$557,071	$—	$(540,360)	$18,045
Stock-based compensation	—	—	464	—	—	464
Net loss	—	—	—	—	(1,163)	(1,163)
Balance at June 30, 2020	13,380	$1,334	$557,535	$—	$(541,523)	$17,346
Stock-based compensation	—	—	400	—	—	400
Net loss	—	—	—	—	(1,006)	(1,006)
Balance at September 30, 2020	13,380	$1,334	$557,935	$—	$(542,529)	$16,740

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	13,343	$1,334	$580,771	$(9)	$(523,277)	$58,819
Stock-based compensation	—	—	594	—	—	594
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(10,458)	(10,458)
Balance at March 31, 2019	13,343	$1,334	$581,365	$—	$(533,735)	$48,964
Stock-based compensation	—	—	487	—	—	487
Exercise of stock options	6	—	23	—	—	23
Net loss	—	—	—	—	(9,430)	(9,430)
Balance at June 30, 2019	13,349	$1,334	$581,875	$—	$(543,165)	$40,044
Stock-based compensation	—	—	703	—	—	703
Exercise of stock options	14	—	60	—	—	60
Dividend paid	—	—	(20,000)	—	—	(20,000)
Net loss	—	—	—	—	(705)	(705)
Balance at September 30, 2019	13,363	$1,334	$562,638	$—	$(543,870)	$20,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(1,920)	$(20,593)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	—	141
Loss on extinguishment of debt	—	971
Depreciation and amortization expense	—	2,228
Gain on sale of equipment	—	(1,984)
Gain on sale of in progress research and development	(2,139)	(3,500)
Amortization and accretion on marketable securities	—	(292)
Stock-based compensation expense	1,348	1,784
Gain on equity method investment	—	(372)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	358	3,001
Accounts payable, accrued expenses and other	(496)	(10,112)
Net cash used in operating activities	(2,849)	(28,728)
Cash flows from investing activities
Proceeds from sale of property and equipment	—	2,025
Proceeds from sale of in progress research and development	2,139	3,500
Proceeds from sale of equity method investment	—	7,800
Proceeds from maturities and sales of marketable securities	—	51,500
Net cash provided by investing activities	2,139	64,825
Cash flows from financing activities
Proceeds from exercise of stock options	—	83
Repayment of other liability	(56)	—
Repayment of debt	—	(15,000)
Payment of debt extinguishment costs	—	(985)
Payment of dividend	—	(20,000)
Net cash used in financing activities	(56)	(35,902)
Net (decrease) increase in cash, cash equivalents and restricted cash	(766)	195
Cash, cash equivalents and restricted cash, beginning of period	16,580	20,663
Cash, cash equivalents and restricted cash, end of period	$15,814	$20,858
Non-cash investing activities
Supplemental disclosure of cash flows
Cash paid for interest	$—	$1,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company based in Cambridge, Massachusetts that is eligible to receive up to $450.0 million in contingent milestone payments related to its sale of ONIVYDE® and MM-436 to Ipsen S.A. (“Ipsen”) in April 2017 (the “Ipsen sale”) and up to $54.5 million in contingent milestone payments related to its sale of MM-121 and MM-111 to Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), or Elevation, in July 2019. The Company does not have any ongoing research or development activities and is seeking potential acquirers for its remaining preclinical and clinical assets. The Company does not have any employees as of September 30, 2020 and instead uses external consultants for the operation of the Company.

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

On March 27, 2020, the Company entered into an Asset Purchase Agreement (the “Celator Agreement”) with Celator Pharmaceuticals, Inc. (“Celator”), pursuant to which Celator agreed to purchase certain assets relating to certain of the Company’s preclinical nanoliposome programs (the “Celator sale”). The Company and Celator completed the Celator sale simultaneously with the execution of the Celator Agreement. Under the terms of the Celator Agreement, Celator paid to the Company a cash payment of $2.3 million and reimbursed the Company for $0.2 million related to certain specified expenses. The Company incurred $0.4 million expenses related to the Celator sale as of September 30, 2020.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2020, the Company had an accumulated deficit of $542.5 million. During the nine months ended September 30, 2020, the Company incurred a net loss of $1.9 million and used $2.8 million of cash in operating activities. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $15.8 million at September 30, 2020 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to realize milestone payments from its licensed product candidates, raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be successful in receiving future milestone payments or able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019, its statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and its statements of cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in the notes related to the three and nine months ended September 30, 2020 and 2019 are unaudited. The results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates, assumptions and judgments reflected in these condensed consolidated financial statements include, but are not limited to the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

3. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$14,443	$—	$—
Totals	$14,443	$—	$—

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,375	$—	$—
Totals	$16,375	$—	$—

The Company’s cash, prepaid expenses and other current assets, accounts payable and accrued expenses are recorded at cost, which approximates fair value due to their short-term nature.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accounts payable	$50	$271
Accrued goods and services	348	372
Accrued clinical trial costs	128	320
Accrued drug purchase costs	371	371
Accrued restructuring expenses	7	66
Deferred tax incentives	1,314	1,314
Total accounts payable, accrued expenses and other	$2,218	$2,714

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

There were 22,000 options granted during the three and nine months ended September 30, 2020. The weighted-average grant date fair value per share of stock options granted during the three and nine months ended September 30, 2020 was $1.90. The weighted-average grant date fair value per share of stock options granted during the three and nine months ended September 30, 2019 was $3.53. At September 30, 2020, there were 1.5 million shares remaining available for grant under the 2011 Plan.

The fair value of stock options granted to employees during the nine months ended September 30, 2020 and 2019 was estimated at the date of grant using the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.2%	1.8%
Expected dividend yield	0%	0%
Expected term	5.3 years	5.4 years
Expected volatility	67%	67%

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2020 and 2019 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development expenses	$—	$—	$—	$223
General and administrative expenses	400	703	1,348	1,561
Total stock-based compensation expenses	$400	$703	$1,348	$1,784

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

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2020 and 2019 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2020 and 2019 are shown in the chart below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Outstanding options to purchase common stock	1,899	1,781	1,899	1,781

7. Restructuring Activities

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring. The accrued balance as of December 31, 2019 approximated to $0.1 million.

No additional restructuring expenses were recognized during the three and nine months ended September 30, 2020. During the three months ended September 30, 2019, the Company reversed restructuring expenses of $0.1 million, consisting of one-time employee termination benefits of $0.1 million recorded in general and administrative expense. During the nine months ended September 30, 2019, the Company recognized additional restructuring expenses of $4.8 million, consisting of one-time employee termination benefits of $2.0 million recorded in research and development expense and $2.8 million recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures.

The Company paid and adjusted approximately less than $0.1 million and $0.1 million of these restructuring expenses during the three and nine months ended September 30, 2020, respectively. The remaining payments of less than $0.1 million will be paid during the three months ended December 31, 2020. During the three and nine months ended September 30, 2019, the Company paid approximately $0.8 million and $5.6 million of these restructuring expenses, respectively.

The following table summarizes the charges related to the restructuring activities as of September 30, 2020 and 2019:

(in thousands)	Accrued Restructuring Expenses at December 31, 2019	Expenses	Less: Payments and Adjustments	Accrued Restructuring Expenses at September 30, 2020
Severance, benefits and related costs due to workforce reduction	$66	$—	$(59)	$7
Totals	$66	$—	$(59)	$7

(in thousands)	Accrued Restructuring Expenses at December 31, 2018	Expenses	Less: Payments	Accrued Restructuring Expenses at September 30, 2019
Severance, benefits and related costs due to workforce reduction	$921	$4,825	$(5,624)	$122
Totals	$921	$4,825	$(5,624)	$122

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

On March 27, 2020, we entered into the Celator Agreement , pursuant to which Celator agreed to purchase certain assets (the “transferred assets”), relating to certain of our preclinical nanoliposome programs, (the “Celator sale”). We completed the Celator sale simultaneously with the execution of the Celator Agreement. Under the terms of the Celator Agreement, Celator paid to us a cash payment of $2.3 million, reimbursed us for $0.2 million related to certain specified expenses and assumed certain liabilities with respect to the transferred assets. We incurred $0.4 million expenses related to the Celator sale as of September 30, 2020.

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

As of September 30, 2020, we had unrestricted cash and cash equivalents of $15.8 million. We expect that our cash and cash equivalents as of September 30, 2020 will be sufficient to continue our operations into 2027, which we estimate is the maximum period of time needed to achieve the longest-term potential milestone.

As of September 30, 2020, we had an accumulated deficit of $542.5 million. Our net loss was $1.9 million and $20.6 million for the nine months ended September 30, 2020 and 2019, respectively. We do not expect to have any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

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

Restructuring expenses

As a result of the corporate restructuring activities we announced on November 7, 2018, April 30, 2019 and May 30, 2019, we had an accrued restructuring balance of approximately $0.1 million as of December 31, 2019. We had no restructuring expenses for the three and nine months ended September 30, 2020. The remaining less than $0.1 million in accrued restructuring expenses as of September 30, 2020 will be paid in the fourth quarter of 2020. We reversed total restructuring expenses of $0.1 million and recognized total restructuring expenses of $4.9 million for the three and nine months ended September 30, 2019, respectively, related to one-time employee termination benefits comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately $0.8 million and $5.6 million in payments were made during the three and nine months ended September 30, 2019, respectively.

Interest income

Interest income consists primarily of interest income associated with our marketable securities and money market fund.

Interest expense

Interest expense for the nine months ended September 30, 2019 consisted primarily of cash and non-cash interest related to the Loan Agreement with Hercules that we entered into on July 2, 2018. We terminated the Loan Agreement with Hercules on April 15, 2019 and thus had no interest expense during the three and nine months ended September 30, 2020.

Other income, net

Other income, net for three and nine months ended September 30, 2019 consisted primarily of our proportionate share of losses from our equity method investment in Silver Creek as well as the gain we recorded upon the sale of the investment in the second quarter of 2019.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,
(in thousands)	2020	2019
Operating expenses:
General and administrative expenses	$1,007	$4,346
Gain on sales of assets	—	(3,500)
Total operating expenses	1,007	846
Loss from operations	(1,007)	(846)
Interest income	1	140
Other income, net	—	1
Net loss	$(1,006)	$(705)

Research and development expenses

We have ceased all research and development activities and no research and development expenses were recognized for the three months ended September 30, 2020. We do not expect to incur any research and development expenses in future periods.

General and administrative expenses

General and administrative expenses were $1.0 million for the three months ended September 30, 2020 compared to $4.3 million for the three months ended September 30, 2019, a decrease of $3.3 million, or 76%. This decrease was primarily attributable to the timing of corporate expenses, reduced headcount levels and recognition of restructuring expenses related to the April 30, 2019 and May 30, 2019 restructuring announcements.

Gain on sales of assets

Gain on sales of assets was $3.5 million for the three months ended September 30, 2019, was attributable to the sale of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111 to Elevation Oncology, Inc. in July 2019. There was no sale of assets during the three months ended September 30, 2020.

Interest income

Interest income was less than $0.1 million for the three months ended September 30, 2020 compared to $0.1 million for the three months ended September 30, 2019, primarily attributable to the lower interest rate and lower interest bearing cash and cash equivalents balance.

Other income, net

There was no other income, net for the three months ended September 30, 2020. Other income, net was less than $0.1 million of income for the three months ended September 30, 2019, represents net foreign exchange gains.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating expenses:
Research and development expenses	$—	$11,100
General and administrative expenses	4,126	13,958
Gain on sales of assets	(2,139)	(4,910)
Total operating expenses	1,987	20,148
Loss from continuing operations	(1,987)	(20,148)
Interest income	49	712
Interest expense	—	(1,527)
Other income, net	18	370
Net loss	$(1,920)	$(20,593)

Research and development expenses

We have ceased all research and development activities and no research and development expenses were recognized for the nine months ended September 30, 2020 compared to $11.1 million for the nine months ended September 30, 2019, a decrease of $11.1 million, or 100%. We do not expect to incur any research and development expenses in future periods.

General and administrative expenses

General and administrative expenses were $4.1 million for the nine months ended September 30, 2020 compared to $14.0 million for the nine months ended September 30, 2019, a decrease of $9.8 million, or 70%. This decrease was primarily attributable to the reduced headcount levels and recognition of restructuring expenses related to the April 30, 2019 and May 30, 2019 restructuring announcements.

Gain on sales of assets

Gain on sales of assets was $2.1 million for the nine months ended September 30, 2020, primarily attributable to the Celator sale. Gain on sales of assets was $4.9 million for the nine months ended September 30, 2019, primarily attributable to $3.5 million sale of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111 to Elevation Oncology, Inc. and $1.4 million sales of our laboratory equipment and office furniture.

Interest income

Interest income was less than $0.1 million for the nine months ended September 30, 2020 compared to $0.7 million for the nine months ended September 30, 2019, primarily attributable to the interest income associated with our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $1.5 million for the nine months ended September 30, 2019, which primarily represents the $1.0 million loss on extinguishment we recorded upon repayment of the loan agreement with Hercules. We do not expect to incur interest expense in the future.

Other income, net

Other income, net was less than $0.1 million of income for the nine months ended September 30, 2020, primarily due to other miscellaneous income. Other income, net was $0.4 million of income for the nine months ended September 30, 2019 primarily attributable to the $1.4 million gain we recorded on the sale of our equity method investment in Silver Creek offset by our proportionate share of Silver Creek’s losses that we recorded prior to the sale of our investment.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through September 30, 2020 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock and sales of our commercial and in-process research and development assets. As of September 30, 2020, we had unrestricted cash and cash equivalents of $15.8 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(2,849)	$(28,728)
Net cash provided by investing activities	2,139	64,825
Net cash used in financing activities	(56)	(35,902)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(766)	$195

Operating activities

Cash used in operating activities of $2.8 million during the nine months ended September 30, 2020 was primarily a result of our $1.9 million net loss from operations and an increase in assets and liabilities of $0.1 million. The increase in operating assets and liabilities during the nine months ended September 30, 2020 was primarily driven by decreases to accounts payable, accrued expenses and other expenses due to timing of payments and increase in prepaid expenses and other assets. This increase was offset by non-cash items, including a $2.1 million gain on the sale of in-process research and development, offset by $1.3 million of stock-based compensation expense.

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

Investing activities

Cash provided by investing activities of $2.1 million during the nine months ended September 30, 2020 was primarily due to net proceeds on the Celator sale of in-process research and development totaling $2.1 million.

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

Financing activities

Cash used in financing activities of $0.1 million during the nine months ended September 30, 2020 represents the repayment of other liability in July 2020.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: November 4, 2020	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Executive and Financial Officer)