Form 10-K
period 2020-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2021-03-10
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2020, was $43,845,477.

As of March 8, 2021, there were 13,410,243 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward‑looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our rights to receive payments related to the milestone events under the asset purchase and sale agreement with Ipsen S.A.;
•	our rights to receive payments related to the milestone events under the asset purchase agreement with Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), when expected or at all;
•	our intellectual property position;
•	our cash runway and the sufficiency of our financial resources to fund our operations;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•	our plans to seek to divest our remaining product candidates.

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

The termination of our executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, we no longer had any employees. We have engaged external consultants to run our day-to-day operations.

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

On March 27, 2020, we entered into the Celator Agreement, pursuant to which Celator agreed to purchase certain assets (the “transferred assets”), relating to certain of our preclinical nanoliposome programs, (the “Celator sale”). We completed the Celator sale simultaneously with the execution of the Celator Agreement. Under the terms of the Celator Agreement, Celator paid to us a cash payment of $2.3 million, reimbursed us for $0.2 million related to certain specified expenses and assumed certain liabilities with respect to the transferred assets. We incurred $0.4 million of expenses related to the Celator sale.

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

As of December 31, 2020, we had unrestricted cash and cash equivalents of $14.0 million. We expect that our cash and cash equivalents as of December 31, 2020 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

We have a history of losses from our continuing operations. We do not expect to be profitable from our continuing operations in the future. As of December 31, 2020, we had an accumulated deficit of $543.6 million. Our net loss from our continuing operations was $3.0 million and $21.3 million for years ended December 31, 2020 and 2019, respectively. We do not expect to incur any research and development expenses going forward.

Asset Purchase Agreements

We are party to certain asset purchase agreements which provide for potentially significant milestone payments. We consider the following agreements to be material to our business.

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

Elevation

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

Intellectual Property

We own or control a very limited number of U.S. patents and patent applications and several corresponding foreign patents and patent applications. This intellectual property relates to several early stage programs that we are no longer advancing on our own, but that may be of value to one or more potential buyer or licensees. During 2021, we will continue to evaluate the usefulness of maintaining the current patent portfolio to our business.

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

Employees

The termination of our executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019, subject to certain severance obligations which were paid in full in 2020. Since July 12, 2019, we no longer have any employees. We have engaged external consultants to run our day-to-day operations.

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

In connection with our 2019 Annual Meeting of Stockholders, an activist investor initially proposed its own slate of director candidates. That activist investor ultimately withdrew its slate of director candidates prior to the 2019 Annual Meeting of Stockholders and all of our director nominees were elected at the 2019 Annual Meeting of Stockholders. In connection with our 2020 Annual Meeting of Stockholders, an activist investor submitted a shareholder proposal requiring the board of directors to amend our company charter and/or bylaws, as necessary, to require the chair of our board of directors, whenever possible, to be a non-management, independent member of the board and if the board determined that a chair who was independent when selected is no longer independent, the board would be required to select a new chair who satisfies the requirements of the policy within a reasonable amount of time.  The shareholder proposal was not approved by our shareholders. That activist investor continues to have a Schedule 13D filed with respect to us and it remains a possibility that such activist investor may still, from time to time, attempt to effect changes in our strategic direction and, in furtherance thereof, may seek changes in how we are governed.

Risks Related to the Sale and Divestiture of Assets

There can be no guarantee that Ipsen will comply with its obligation to use commercially reasonable efforts in connection with the development of ONIVYDE or that the milestones set forth in the Ipsen sale agreement will be achieved.

Ipsen has agreed to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications. There is no guarantee that Ipsen will undertake such development however, or that any of its efforts will lead to the successful approval of ONIVYDE for such additional indications or lead to achievement of the milestones set forth in the Ipsen sale agreement. We also do not have any right to receive updates on the progress of Ipsen’s development of ONIVYDE beyond what Ipsen chooses to disclose publicly. The milestones set forth in the Ipsen sale agreement may not be achieved and we may not receive any future contingent payments. As a result, material information about the progress, if any, on the milestones will not be made publicly available unless Ipsen publicly discloses such information.

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

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $3.0 million and $21.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $543.6 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. We had devoted substantially all of our efforts to research and development, including clinical trials and to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE.

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

As of December 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes of $206.8 million and $292.2 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2033. We also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. We also had federal Orphan Drug Credits of approximately $122.7 million that begin to expire in 2031. These net operating loss and tax credit carryforwards could expire unused or could be unavailable to offset our future income tax liabilities. Under federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to this change in  federal tax laws. If our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, the Ipsen sale was an installment sale given the potential milestone payments that could be received by us in future years. If we receive milestone payments in future years pursuant to the Ipsen sale, we will be liable for interest to the federal government pursuant to Internal Revenue Code section 453A and state governments pursuant to similar state tax provisions because it was an installment sale. The interest is compounding and is calculated based on the number of years between 2017 and the year the milestone payment is received by us. Any interest charges can not be offset by net operating loss carryforwards or tax credits.

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

Risks Related to the Development and Commercialization of Our Product Candidates

Although we have in the past depended heavily on the success of our product candidates, we do not have any product candidates currently in active development. Future clinical trials of our few remaining product candidates, if any, may not be successful. If we are unable to successfully develop or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Although we have invested a significant portion of our efforts and financial resources in the development of our product candidates for the treatment of various types of cancer, we are no longer actively developing any of our product candidates. Our ability to generate meaningful product revenues will depend heavily on the successful development of our product candidates, if pursued. To the extent that we pursue development in the future of any of our few remaining product candidates, success will depend on several factors, including the following:

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

We may never receive approval to commercialize our few remaining product candidates in the United States or other jurisdictions nor are we seeking such approval.  If we were to seek such approval and before obtaining regulatory approval for the sale of our product candidates, we would be required to conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. To the extent that we conduct clinical trials of our product candidates, a failure of one or more of such trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and successful interim results of a clinical trial do not necessarily predict successful final results.

If we sought to commercialize any of our remaining product candidates, we may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

If we are required to conduct additional clinical trials or other testing of our few remaining product candidates beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We are a party to intellectual property license agreements with third parties and may enter into additional license agreements in the future, although we do not currently expect to enter into such agreements. Our existing license agreements impose, and we expect that any future license agreements would impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

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

Our stock price has been and in the future may be subject to substantial price volatility. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	the timing and amount of potential milestone payments that we may receive from Ipsen, Servier and/or Elevation;
•	public disclosures by Ibsen and Elevation of the status and results of their clinical trials;
•	the success of competitive products or technologies;
•	results of clinical trials of competitors to Ibsen and Elevation;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
•	activism by any single large stockholder or combination of stockholders;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We are unable to accurately predict the full impact that the ongoing coronavirus (“COVID-19”) pandemic will have on our financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak. Specifically, stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee and clinical trial participant illness or quarantines could result in disruptions to Ipsen and Elevation’s ability to conduct research, preclinical, clinical and/or regulatory activities that are required to trigger potential milestone payments to us. If these activities are significantly delayed, the attainment of any milestone payments we might receive would also likely be delayed. The COVID-19 pandemic may also significantly affect our ability to sell any remaining preclinical assets due to the inability of potential partners to obtain capital or otherwise complete a transaction. In addition, the COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our financial condition could be adversely impacted if we seek to raise equity and/or debt financing. At this time, we do not believe that the COVID-19 pandemic will have a significant impact on our current day-to-day operations or our near-term financial condition.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” sections.

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

Holders

As of February 26, 2021, there were approximately 98 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The termination of our executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, we did not have any employees. We have engaged external consultants to run our day-to-day operations. We have also entered into consulting agreements with certain former members of our executive management team who are supporting our relationship with current partners, assisting with the potential sale of remaining preclinical and clinical assets, and assisting with certain legal and regulatory matters and the continued wind-down of operations.

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

On March 27, 2020, we entered into the Celator Agreement, pursuant to which Celator agreed to purchase certain assets (the “transferred assets”), relating to certain of our preclinical nanoliposome programs, (the “Celator sale”). We completed the Celator sale simultaneously with the execution of the Celator Agreement. Under the terms of the Celator Agreement, Celator paid to us a cash payment of $2.3 million, reimbursed us for $0.2 million related to certain specified expenses and assumed certain liabilities with respect to the transferred assets. We incurred $0.4 million expenses related to the Celator sale as of December 31, 2020.

As of December 31, 2020, we had unrestricted cash and cash equivalents of $14.0 million. We expect that our cash and cash equivalents as of December 31, 2020 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

We have a history of losses from our continuing operations. We do not expect to be profitable from our continuing operations in the future. As of December 31, 2020, we had an accumulated deficit of $543.6 million. Our net loss from our continuing operations was $3.0 million and $21.3 million for years ended December 31, 2020 and 2019, respectively. We do not expect to incur any research and development expenses going forward.

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

As of May 7, 2019, the carrying value of our equity investment in Silver Creek was $6.4 million. On May 7, 2019, we sold our entire equity position in Silver Creek for $7.8 million. Accordingly, a $1.4 million gain on sale of our equity investment was recognized during the year ended December 31, 2019 within other (expense) income, net in the consolidated statement of operations and comprehensive loss.

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

The following table summarizes our principal product development programs, including the research and development expenses allocated to each clinical product candidate, for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2020	2019
MM-121	$—	$3,584
MM-310	—	1,826
Legacy programs	—	304
Preclinical, general research and discovery	—	5,162
Stock-based compensation	—	224
Total research and development expenses	$—	$11,100

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

Restructuring expenses

As a result of the corporate restructuring activities we announced on November 7, 2018, April 30, 2019 and May 30, 2019, we had an accrued restructuring balance of approximately $0.1 million as of December 31, 2019. We had no restructuring expenses for the year ended December 31, 2020. We recognized total restructuring expenses of $4.8 million for the year ended December 31, 2019, related to one-time employee termination benefits comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures. Approximately $0.1 million and $5.6 million of these payments were made during the years ended December 31, 2020 and 2019, respectively.

Interest income

Interest income consists primarily of interest income associated with our marketable securities and money market fund.

Interest expense

Interest expense for the year ended December 31, 2019 consisted primarily of cash and non-cash interest related to the Loan Agreement with Hercules that we entered into on July 2, 2018. We terminated the Loan Agreement with Hercules on April 15, 2019 and thus had no interest expense during the year ended December 31, 2020.

Other income (expense), net

Other income (expense), net primarily represents the costs related to the delayed repayment of tax incentives under the Life Science Tax Incentive Program for the year ended December 31, 2020. Other income (expense), net consisted primarily of our proportionate share of losses from our equity method investment in Silver Creek, offset by the gain we recorded upon the sale of the investment in the second quarter of 2019.

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

Results of Operations

Comparison of the years ended December 31, 2020 and 2019

	Years Ended December 31,
(in thousands)	2020	2019
Operating expenses:
Research and development expenses	$—	$11,100
General and administrative expenses	5,012	16,169
Gain on sale of assets	(2,139)	(4,910)
Total operating expenses	2,873	22,359
Loss from continuing operations	(2,873)	(22,359)
Interest income	50	777
Interest expense	—	(1,528)
Other income (expense), net	(191)	370
Net loss from continuing operations before income tax benefit	(3,014)	(22,740)
Income tax benefit (expense)	(14)	1,473
Net loss from continuing operations	$(3,028)	$(21,267)

Research and development expenses

We have ceased all research and development activities and no research and development expenses were recognized for the year ended December 31, 2020. We do not expect to incur any research and development expenses in future periods.

General and administrative expenses

General and administrative expenses were $5.0 million for the year ended December 31, 2020 compared to $16.2 million for the year ended December 31, 2019, a decrease of $11.2 million, or 69%. This decrease was primarily attributable to the timing of corporate expenses, reduced headcount levels and recognition of restructuring expenses related to the April 30, 2019 and May 30, 2019 restructuring announcements.

Gain on sales of assets

Gain on sales of assets was $2.1 million for the year ended December 31, 2020, primarily attributable to the Celator sale. Gain on sales of assets was $4.9 million for the year ended December 31, 2019, primarily attributable to $3.5 million sale of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111 to Elevation Oncology, Inc. and $1.4 million sales of our laboratory equipment and office furniture.

Interest income

Interest income was less than $0.1 million for the year ended December 31, 2020 compared to $0.8 million for the year ended December 31, 2019, primarily attributable to the interest income associated with our marketable securities and interest bearing cash and cash equivalents accounts.

Interest expense

Interest expense was $1.5 million for the year ended December 31, 2019, which primarily represents the $1.0 million loss on extinguishment we recorded upon repayment of the loan agreement with Hercules. We do not expect to incur interest expense in the future.

Other income (expense), net

Other income (expense), net was $0.2 million of expense for the year ended December 31, 2020, which primarily represents the costs related to the delayed repayment of tax incentives under the Life Science Tax Incentive Program.  Other income, net was $0.4 million of income for the year ended December 31, 2019 primarily attributable to the $1.4 million gain we recorded on the sale of our equity method investment in Silver Creek offset by our proportionate share of Silver Creek’s losses that we recorded prior to the sale of our investment.

Income tax benefit (expense)

We recognized an income tax expense of less than $0.1 million and an income tax benefit of $1.5 million in continuing operations for the years ended December 31, 2020 and 2019, respectively. The 2019 income tax benefit relate to the Servier milestones received during the year.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through December 31, 2020 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. Through December 31, 2020, we have received $580.7 million from the Ipsen sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations, $68.9 million of cash receipts related to ONIVYDE sales, $33.0 million in milestone payments related to the development and commercialization of ONIVYDE and $14.7 million in net borrowings pursuant to the loan agreement with Hercules. As of December 31, 2020, we had unrestricted cash and cash equivalents of $14.0 million.

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

In December 2020, we repaid tax incentives under the Life Science Tax Incentive Program of $1.3 million and related costs due to delayed repayment of $0.2 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	(4,625)	(31,368)
Net cash provided by investing activities	2,139	69,825
Net cash used in financing activities	(56)	(42,540)
Net decrease in cash, cash equivalents and restricted cash	$(2,542)	$(4,083)

Operating activities

Cash used in operating activities was $4.6 million during the year ended December 31, 2020. The cash used in operating activities was primarily a result of our $3.0 million net loss from continuing operations and net decrease in assets and liabilities of $1.2 million. The net decrease in operating assets and liabilities during the year ended December 31, 2020 was $1.2 million, which was primarily driven by decreases in accounts payable, accrued expenses and other of $1.9 million, partially offset by a decrease in prepaid expenses and other assets of $0.8 million. This decrease included non-cash adjustments of $2.1 million gain on sale of an in-process research and development asset, offset by $1.7 million of stock-based compensation expense.

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

Investing activities

Cash provided by investing activities of $2.1 million during the year ended December 31, 2020 was primarily due to net proceeds on the Celator sale of in-process research and development totaling $2.1 million.

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

Financing activities

Cash used in financing activities of $0.1 million during the year ended December 31, 2020 represents the repayment of other liability in July 2020.

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

We do not believe that we will be able to raise a material amount of capital through the sale of our equity securities or debt financing.  Rather, our goal is to judiciously  expend our remaining cash until such time, if ever, as we receive additional milestone payments from Ibsen and Elevation.   There can be no assurance as to the timing, terms or consummation of any  financing or diverstitute of our few remaining intellectual property assets. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates.

Certain Contractual Obligations and Commitments

In May 2014, the Massachusetts Life Sciences Center, or the MLSC, awarded us an additional $0.6 million of tax incentives under its Life Science Tax Incentive Program, which allowed us to monetize approximately $0.6 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 31 employees and to maintain the additional headcount through at least December 31, 2018. Due to our failure to meet this headcount target as of December 31, 2016 as a result of our October 2016 corporate restructuring activities, we repaid approximately $0.3 million of this award.

In March 2015, the MLSC awarded us an additional $1.4 million of tax incentives under its Life Science Tax Incentive Program, which allowed us to monetize approximately $1.2 million of state research and development tax credits. In exchange for these incentives, we pledged to hire an incremental 75 employees and to maintain the additional headcount through at least December 31, 2019. Due to our failure to meet this headcount target as of December 31, 2016 as a result of our October 2016 corporate restructuring activities, we repaid approximately $1.5 million of this award and related expenses during the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Tax Loss Carryforwards

At December 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes of $206.8 million and $292.2 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2033. We also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2020, we also had available investment tax credits for state income tax purposes of less than $0.1 million, which began to expire in 2020. We have orphan drug credits of $122.7 million, which begin to expire in 2031.

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

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. We completed an evaluation of ownership changes through November 15, 2019 to assess whether utilization of the our net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. We believe we can utilize our tax attributes generated through November 15, 2019 as a result of the analysis. To the extent an ownership change has occured after November 15, 2019 or occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-19 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

Our consolidated financial statements are set forth on pages F-1 through F-19 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

4.4

Section 382 Rights Agreement, dated as of December 3, 2019, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2019)

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

Exhibit Number	Description of Exhibit

10.36#

Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Jean M. Franchi (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on July 17, 2019)

10.37#

Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Jeffrey A. Munsie (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on July 17, 2019)

10.38#

Transition, Separation and Release of Claims Agreement, dated as of June 25, 2019, by and between the Registrant and Richard Peters (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on July 17, 2019)

10.39

Cooperation Agreement, dated as of September 18, 2019, by and among the Registrant, Newtyn Management, LLC, Newtyn Partners, LP, Newtyn TE Partners, LP, Noah G. Levy, Newtyn Capital Partners, LP, Ledo Capital, LLC, Western Standard, LLC, Western Standard Partners, LP, Western Standard Partners QP, LP and Eric D. Andersen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2019)

10.40

Asset Purchase Agreement, dated as of March 27, 2020, by and between the Registrant and Celator Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2020)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Marcum LLP, an independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMACK PHARMACEUTICALS, INC.

Date: March 10, 2021	By:	/s/ Gary L. Crocker
Gary L. Crocker President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Crocker	President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)	March 10, 2021
Gary L. Crocker

/s/ Eric D. Andersen	Director	March 10, 2021
Eric D. Andersen

/s/ Noah G. Levy	Director	March 10, 2021
Noah G. Levy

/s/ Ulrik B. Nielsen, Ph.D.	Director	March 10, 2021
Ulrik B. Nielsen, Ph.D.

/s/ Russell T. Ray	Director	March 10, 2021
Russell T. Ray

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Merrimack Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merrimack Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Boston, MA

March 10, 2021

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$14,038	$16,580
Prepaid expenses and other current assets	2,506	2,112
Total current assets	16,544	18,692
Other assets	232	1,390
Total assets	$16,776	$20,082
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$770	$2,714
Other current liability	—	56
Total current liabilities	770	2,770
Total liabilities	770	2,770
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2020 and 2019 no shares issued or outstanding at December 31, 2020 or 2019	—	—
Common stock, $0.01 par value: 30,000 shares authorized at December 31, 2020 and 2019; 13,380 shares issued and outstanding at December 31, 2020 and 2019	1,334	1,334
Additional paid-in capital	558,309	556,587
Accumulated deficit	(543,637)	(540,609)
Total stockholders’ equity	16,006	17,312
Total liabilities and stockholders’ equity	$16,776	$20,082

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except per share amounts)	2020	2019
Operating expenses:
Research and development expenses	$—	$11,100
General and administrative expenses	5,012	16,169
Gain on sale of assets	(2,139)	(4,910)
Total operating expenses	2,873	22,359
Loss from continuing operations	(2,873)	(22,359)
Other income and expenses:
Interest income	50	777
Interest expense	—	(1,528)
Other income (expense), net	(191)	370
Total other income and expenses	(141)	(381)
Net loss from continuing operations before income tax benefit	(3,014)	(22,740)
Income tax benefit (expense)	(14)	1,473
Net loss from continuing operations	(3,028)	(21,267)
Discontinued operations:
Income from discontinued operations, net of tax	—	3,935
Net loss	(3,028)	(17,332)
Other comprehensive loss:
Unrealized gain on marketable securities	—	9
Other comprehensive loss	—	9
Comprehensive loss	$(3,028)	$(17,323)
Basic and dilutive net loss per common share
Net loss from continuing operations	$(0.23)	$(1.59)
Net income from discontinued operations, net of tax	—	0.29
Net loss per share	$(0.23)	$(1.30)
Weighted-average common shares used in per share calculations—basic and diluted	13,380	13,353
Cash dividends paid per common share	$—	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2019	13,343	$1,334	$580,771	$(9)	$(523,277)	$58,819
Stock-based compensation	—	—	2,371	—	—	2,371
Unrealized gain on marketable securities	—	—	—	9	—	9
Exercise of stock options	37	—	145	—	—	145
Dividends paid	—	—	(26,700)	—	—	(26,700)
Net loss	—	—	—	—	(17,332)	(17,332)
Balance at December 31, 2019	13,380	$1,334	$556,587	$—	$(540,609)	$17,312
Stock-based compensation	—	—	1,722	—	—	1,722
Net loss	—	—	—	—	(3,028)	(3,028)
Balance at December 31, 2020	13,380	$1,334	$558,309	$—	$(543,637)	$16,006

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(3,028)	$(17,332)
Less:
Income from discontinued operations	—	3,935
Loss from continuing operations	(3,028)	(21,267)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	—	141
Amortization and accretion on marketable securities	—	(292)
Loss on extinguishment of debt	—	971
Benefit from intra-period tax allocation	—	(1,500)
Gain on sale of property and equipment	—	(1,984)
Gain on sale of in-process research and development asset	(2,139)	(3,500)
Depreciation and amortization expense	—	2,228
Stock-based compensation expense	1,722	2,371
Gain on equity method investment	—	(372)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	764	3,917
Accounts payable, accrued expenses and other	(1,944)	(12,081)
Net cash used in operating activities	(4,625)	(31,368)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	—	51,500
Proceeds from sale of in-process research and development asset	2,139	3,500
Proceeds from sale of equity method investment	—	7,800
Proceeds from sale of property and equipment	—	2,025
Proceeds from sale of a discontinued operation	—	5,000
Net cash provided by investing activities	2,139	69,825
Cash flows from financing activities
Proceeds from exercise of options	—	145
Repayment of debt	—	(15,000)
Repayment of other liability	(56)	—
Payment of debt extinguishment costs	—	(985)
Payment of dividends	—	(26,700)
Net cash used in financing activities	(56)	(42,540)
Net decrease in cash, cash equivalents and restricted cash	(2,542)	(4,083)
Cash, cash equivalents and restricted cash, beginning of period	16,580	20,663
Cash and cash equivalents, end of period	$14,038	$16,580
Supplemental disclosure of cash flows
Cash paid for interest	$3	$1,400

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business and Summary of Significant Accounting Policies

Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company based in Cambridge, Massachusetts that is entitled to receive up to $450.0 million in contingent milestone payments related to its sale of ONIVYDE® and MM-436 (the “Commercial Business”) to Ipsen S.A. (“Ipsen”) in April 2017 (the “Ipsen Sale”). The Company does not have any ongoing research or development activities and is seeking potential acquirers for its few remaining preclinical and clinical assets. The Company does not have any employees and instead uses external consultants for the operation of the Company.

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

The Company’s termination of its executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, the Company no longer had any employees. The Company has engaged external consultants to run the day-to-day operations of the Company. The Company has also entered into consulting agreements with certain former members of its executive management team who are supporting the Company’s relationship with current partners, assisting with the potential sale of remaining preclinical and clinical assets, and assisting with certain legal and regulatory matters and the continued wind-down of operations.

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

On March 27, 2020, the Company entered into an Asset Purchase Agreement (the “Celator Agreement”) with Celator Pharmaceuticals, Inc. (“Celator”), pursuant to which Celator agreed to purchase certain assets relating to certain of the Company’s preclinical nanoliposome programs (the “Celator sale”). The Company and Celator completed the Celator sale simultaneously with the execution of the Celator Agreement. Under the terms of the Celator Agreement, Celator paid to the Company a cash payment of $2.3 million and reimbursed the Company for $0.2 million related to certain specified expenses. The Company incurred $0.4 million expenses related to the Celator sale.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including, among other things, its ability to secure additional capital to fund operations, development by competitors of new technological innovations, protection of proprietary technology and compliance with government regulations. None of the Company’s product candidates sold to others or retained by the Company are approved for any indication by the FDA or any other regulatory agency. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies, among others. In addition, the Company is dependent upon the services of its external consultants for the operation of the Company. The Company’s business strategy depends substantially upon its ability to receive future milestone payments from Ipsen. Any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the Company and the value of its common stock.

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic in 2020 by the World Health Organization, affecting the populations of the United States as well as many foreign countries. The recent COVID-19 outbreak has created significant volatility and economic disruption and the impact on the Company’s future operations and financial position is uncertain. The extent to which COVID-19 impacts Ipsen and Elevation depends on numerous evolving factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the impact on research, clinical trials and regulatory activities; the impact on Ipsen and Elevation’s operations and financial condition; and other items identified under “Risk Factors”, all of which are uncertain and cannot be predicted. While the Company does not currently anticipate that the current COVID-19 pandemic will affect its organization’s ability to conduct its activities, Ipsen and Elevation may be impacted by government actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-essential businesses, delays in conducting clinical trials, delays in filing for and obtaining regulatory approvals, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary from state to state and country to country. Future events related to the pandemic and the economic impact of the pandemic could have a material adverse effect on the Company’s financial condition, liquidity and results of operations.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2020, the Company had an accumulated deficit of $543.6 million. During the year ended December 31, 2020, the Company incurred a net loss of $3.0 million and used $4.6 million of cash in continuing operations for operating activities. The Company expects to continue to generate operating losses in the foreseeable future. Based on current projections, the Company expects that its cash and cash equivalents of $14.0 million at December 31, 2020 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Cash and Cash Equivalents

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

The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed, or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the years ended December 31, 2020 and 2019, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of December 31, 2020 and 2019.

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

Discontinued Operations

The consolidated financial statements for the years ended December 31, 2020 and 2019 reflect the operations of the Commercial Business as a discontinued operation. Discontinued operations for the years ended December 31, 2020 and 2019 includes the following:

(in thousands)	Years Ended December 31,
	2020	2019
Other income and expenses:
Gain on sale of Commercial Business	$—	$5,000
Income from discontinued operations	—	5,000
Income tax expense	—	(1,065)
Total income from discontinued operations	$—	$3,935

During the year ended December 31, 2019, the Company received the remaining $5.0 million of the $33.0 million in milestone payments related to the development and commercialization of ONIVYDE, respectively. The Company included the $5.0 million in discontinued operations because the amounts directly relate to the Commercial Business, which was classified as a discontinued operation. The Company received all of the net milestone payments that related to the development and commercialization of ONIVYDE under the Servier Agreement of $33.0 million as of December 31, 2019.

3. Investment in Silver Creek

As of May 7, 2019, the carrying value of the Company’s investment in Silver Creek was $6.4 million. During the year ended December 31, 2019, the Company recorded a loss associated with Silver Creek of $1.0 million as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss, representing its proportionate share of Silver Creek’s losses during the period from January 1, 2019 to May 7, 2019. On May 7, 2019, the Company sold its entire equity position in Silver Creek for $7.8 million. Accordingly, a $1.4 million on gain on sale of its equity investment was recognized during the year ended December 31, 2019 within other (expense) income, net in the consolidated statement of operations and comprehensive loss.

4. Net Loss Per Common Share

The stock options are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2020 and 2019 causes such securities to be anti-dilutive. Securities excluded from the calculation of diluted loss per share are shown in the chart below:

	Years Ended December 31,
(in thousands)	2020	2019
Outstanding options to purchase common stock	1,862	1,924

5. License and Collaboration Agreements

On April 3, 2017, the Servier Agreement was assigned to Ipsen in connection with the completion of the Ipsen Sale, as discussed in Note 1, “Nature of the Business and Summary of Significant Accounting Policies.” The Company retained the rights to receive net milestone payments that may become payable pursuant to the Servier Agreement for the ex-U.S. development and commercialization of ONIVYDE for up to $33.0 million. For the year ended December 31, 2019, the Company received the remaining $5.0 million of milestone payments.

6. Fair Value of Financial Instruments

The Company’s cash, restricted cash, accounts receivable, prepaid expenses, and other current assets, accounts payable, accrued expenses and variable interest rate note payable are recorded at cost, which approximates fair value due to their short-term nature.

The following tables summarize assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 and the input categories associated with those assets:

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$13,943	$—	$—
Totals	$13,943	$—	$—

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$16,375	$—	$—
Totals	$16,375	$—	$—

There were no liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019.

7. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2020 and 2019 consisted of the following:

	December 31,
(in thousands)	2020	2019
Accounts payable	$123	$271
Accrued goods and services	194	372
Accrued clinical trial costs	112	320
Accrued drug purchase costs	—	371
Accrued restructuring expenses	—	66
Deferred tax incentives	—	1,314
Others	341	—
Total accounts payable, accrued expenses and other	$770	$2,714

8. Borrowings

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

During the year ended December 31, 2019, the Company recognized $1.5 million of interest expense related to the Loan Agreement.

9. Restructuring Activities

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring. The accrued balance as of December 31, 2019 approximated to $0.1 million. No additional restructuring expenses were recognized during the year ended December 31, 2020. During the year ended December, 2019, the Company recognized restructuring expenses of $4.8 million, consisting of one-time employee termination benefits of $2.0 million recorded in research and development expense and $2.8 million recorded in general and administrative expense. These one-time employee termination benefits are comprised of severance, benefits and related costs, all of which are expected to result in cash expenditures.

The Company paid approximately $0.1 million of these restructuring expenses during the year ended December 31, 2020. During the year ended December 31, 2019, the Company paid approximately $5.6 million of these restructuring expenses.

The following table summarizes the charges related to the restructuring activities as of December 31, 2020 and 2019:

(in thousands)	Accrued Restructuring Expenses at December 31, 2019	Expenses	Less: Payments	Accrued Restructuring Expenses at December 31, 2020
Severance, benefits and related costs due to workforce reduction	$66	$—	$(66)	$—
Totals	$66	$—	$(66)	$—

(in thousands)	Accrued Restructuring Expenses at December 31, 2018	Expenses	Less: Payments	Accrued Restructuring Expenses at December 31, 2019
Severance, benefits and related costs due to workforce reduction	$921	$4,783	$(5,638)	$66
Totals	$921	$4,783	$(5,638)	$66

10. Common Stock

As of December 31, 2020 and 2019, the Company had 30.0 million shares of $0.01 par value common stock authorized.   There were approximately 13.4 million shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

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

Designation and Amount. The shares of this series are designated as Series Z Junior Participating Preferred Stock (the “Series Z Junior Preferred Stock”), and the number of shares constituting the Series Z Junior Preferred Stock shall be 30,000. Such number of shares may be increased or decreased by resolution of the Board; provided, that no decrease shall reduce the number of shares of Series Z Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series Z Junior Preferred Stock.

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

11. Stock-Based Compensation

In 2008, the Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) for employees, officers, directors, consultants and advisors. The 2011 Stock Incentive Plan (the “2011 Plan”) became effective upon closing of the Company’s initial public offering in April 2012. Upon effectiveness of the 2011 Plan, no further awards were available to be issued under the 2008 Plan. The 2011 Plan is administered by the Board and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Additional shares also become available for grant by reason of the forfeiture, cancellation, expiration or termination of existing awards. The Company registered 0.5 million, 0.5 million, 0.4 million, 0.4 million, 0.4 million and 0.3 million additional shares of common stock related to the 2011 Plan in March 2019, March 2018, February 2016, February 2015, March 2014 and February 2013, respectively. As of December 31, 2020, there were 1.5 million shares remaining available for grant under the 2011 Plan.

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

During the years ended December 31, 2020 and 2019, the Company issued options to purchase less than 0.1 million and 3.9 million shares of common stock, respectively. Stock options granted to employees vest over a three-year period. Stock options granted to non-employee directors in 2020 and 2019 vest over a one-year period, ending on the earlier of the one-year anniversary of the grant date or the day prior to the Company’s next annual meeting of stockholders after the grant date. Stock options granted to non-employee consultants in 2019 vest over a two-year period.

The fair value of stock options granted to employees during the years ended December 31, 2020 and 2019 was estimated at the date of grant using the following assumptions:

	Years Ended December 31,
	2020	2019
Risk-free interest rate	0.2%	1.6 – 1.8%
Expected dividend yield	0%	0%
Expected term	5.3 years	5.3 – 5.4 years
Expected volatility	67%	67%

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

The Company recognized stock-based compensation expense during the years ended December 31, 2020 and 2019 as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Research and development expense	$—	$223
General and administrative expense	1,722	2,148
Total stock-based compensation expense	$1,722	$2,371

The following table summarizes stock option activity during the year ended December 31, 2020:

(in thousands, except per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,924	$11.93	6.71	$12
Granted	22	$3.37
Exercised	—	$—
Forfeited	(84)	$8.92
Outstanding at December 31, 2020	1,862	$11.97	6.04	$1,254
Vested and expected to vest at December 31, 2020	1,862	$11.97	6.04	$1,254
Exercisable at December 31, 2020	1,683	$12.69	5.84	$848

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $1.90 and $8.41, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2019 was $0.1 million. There were no option exercises during the year ended December 31, 2020.

As of December 31, 2020, there was $0.3 million of total unrecognized stock-based compensation expense related to unvested employee stock options. The Company expects to recognize this expense over a weighted-average period of approximately 0.8 years.

12. Income Taxes

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

For the years ended December 31, 2020 and 2019, the Company recognized an income tax expense less than $0.1 million and an income tax benefit of $1.5 million, respectively, in continuing operations and income tax expense in discontinued operations of nil amount and $1.1 million, respectively.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2020	2019
Federal income tax at statutory federal rate	21.0%	21.0%
State taxes	6.4	6.2
Permanent differences	—	(1.2)
Tax credits	(0.1)	0.7
Recapture of tax credits	34.9	—
Forfeiture of vested stock options	—	(24.8)
Other	(3.2)	0.2
Change in valuation allowance	(59.4)	4.4
Total	(0.4)%	6.5%

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

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2020 and 2019 are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets
Net operating losses	$61,905	$61,189
Capitalized research and development expenses	423	564
Credit carryforwards	167,501	166,459
Deferred compensation	1,890	1,479
Election out of installment method	820	820
Accrued expenses	124	—
Other temporary differences	720	1,089
Installment sale tax basis	15,869	15,868
Total gross deferred tax assets	249,252	247,468
Valuation allowance	(249,252)	(247,468)

At December 31, 2020, the Company had net operating loss carryforwards for federal and state income tax purposes of $206.8 million and $292.2 million, respectively. The Company's existing federal and state net operating loss carryforwards begin to expire in 2033. The Company also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2020, the Company also had available investment tax credits for state income tax purposes of less than $0.1 million, which began to expire in 2020. The Company has orphan drug credits of $122.7 million, which begin to expire in 2031.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company completed an evaluation of ownership changes through November 15, 2019 to assess whether utilization of the Company’s net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company believes it can utilize its tax attributes generated through November 15, 2019 as a result of the analysis. To the extent an ownership change has occured after November 15, 2019 or occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

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

As of December 31, 2020, the Company has evaluated the positive and negative evidence bearing upon the realizability of its remaining deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets. The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2020 and 2019 was as follows:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
December 31, 2019	248,478	—	(1,010)	247,468
December 31, 2020	247,468	1,784	—	249,252

The change in the valuation allowance in the year ended December 31, 2020 primarily relates to the net operating loss deferred tax assets generated for the current year.

13. Commitments and Contingencies

Operating Leases

The Company adopted the new leasing standards on January 1, 2019 using the modified retrospective transition method, which does not require restatement of prior periods, for all the leases existing as of the adoption date. The adoption of the new leasing standards did not have a significant impact on the Company’s consolidated financial statements. As of January 1, 2019, the Company’s only existing lease was the lease of its former principal research and office space located at One Kendall Square in Cambridge, Massachusetts, which expired in June 2019. Total rent expense, net of rental income received from subleases, was less than $0.1 million for the year ended December 31, 2019.

14. Retirement Plan

On May 31, 2002, the Company established a 401(k) defined contribution savings plan (the “401(k) Plan”) for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The 401(k) Plan permits the Company to contribute at its discretion. For the year ended December 31, 2019, the Company made contributions of $0.2 million to the 401(k) Plan. No such contribution was made for the year ended December 31, 2020 as the Company no longer had employees since July 12, 2019.