Form 10-Q
period 2021-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2021-05-06
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 13,410,243 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our rights to receive payments related to the milestone events under the asset purchase and sale agreement with Ipsen S.A.;
•	our rights to receive payments related to the milestone events under the asset purchase agreement with Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), when expected or at all;
•	our intellectual property position;
•	our cash runway and the sufficiency of our financial resources to fund our operations;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	our plans to seek to divert our remaining product candidates; and
•

other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, and in the documents incorporated by reference herein and therein.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$13,890	$14,038
Prepaid expenses and other current assets	2,360	2,506
Total current assets	16,250	16,544
Other assets	191	232
Total assets	$16,441	$16,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$684	$770
Total current liabilities	684	770
Total liabilities	684	770
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding at March 31, 2021 or December 31, 2020	—	—
Common stock, $0.01 par value: 30,000 shares authorized at March 31, 2021 and December 31, 2020; 13,410 and 13,380 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,334	1,334
Additional paid-in capital	558,756	558,309
Accumulated deficit	(544,333)	(543,637)
Total stockholders’ equity	15,757	16,006
Total liabilities and stockholders’ equity	$16,441	$16,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Operating expenses:
General and administrative expenses	$746	$1,935
Gain on sale of assets	(50)	(2,139)
Total operating (income) expenses	696	(204)
(Loss) income from operations	(696)	204
Other income and expenses:
Interest income	—	45
Total other income and expenses	—	45
Net (loss) income and comprehensive (loss) income	$(696)	$249
Net (loss) income per common share - basic and diluted	$(0.05)	$0.02
Weighted-average common shares used to compute basic and diluted net loss per common share	13,397	13,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	13,380	$1,334	$558,309	$(543,637)	$16,006
Exercise of stock options	30	—	239	—	239
Stock-based compensation	—	—	208	—	208
Net loss	—	—	—	(696)	(696)
Balance at March 31, 2021	13,410	$1,334	$558,756	$(544,333)	$15,757

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	13,380	$1,334	$556,587	$(540,609)	$17,312
Stock-based compensation	—	—	484	—	484
Net income	—	—	—	249	249
Balance at March 31, 2020	13,380	$1,334	$557,071	$(540,360)	$18,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net (loss) income	$(696)	$249
Adjustments to reconcile net (loss) income to net cash used in operating activities
Gain on sale of in process research and development	(50)	(2,139)
Stock-based compensation expense	208	484
Changes in operating assets and liabilities:
Prepaid expenses and other assets	187	186
Accounts payable, accrued expenses and other	(86)	215
Net cash used in operating activities	(437)	(1,005)
Cash flows from investing activities
Proceeds from sale of in process research and development	50	2,450
Net cash provided by investing activities	50	2,450
Cash flows from financing activities
Proceeds from exercise of stock options	239	—
Net cash provided by financing activities	239	—
Net (decrease) increase in cash and cash equivalents	(148)	1,445
Cash and cash equivalents, beginning of period	14,038	16,580
Cash and cash equivalents, end of period	$13,890	$18,025

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

The $450.0 million in contingent milestone payments resulting from the Ipsen sale consist of:

•	$225.0 million upon approval by the U.S. Food and Drug Administration (“FDA”) of ONIVYDE® for the first-line treatment of metastatic adenocarcinoma of the pancreas, subject to certain conditions;
•	$150.0 million upon approval by the FDA of ONIVYDE® for the treatment of small-cell lung cancer after failure of first-line chemotherapy; and
•	$75.0 million upon approval by the FDA of ONIVYDE® for an additional indication unrelated to those described above.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2021, the Company had an accumulated deficit of $544.3 million. During the three months ended March 31, 2021, the Company incurred net loss of $0.7 million and used $0.4 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents of $13.9 million at March 31, 2021 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to realize milestone payments from its licensed product candidates, raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be successful in receiving future milestone payments or able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020, its statements of stockholders’ equity for the three months ended March 31, 2021 and 2020 and its statements of cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in the notes related to the three months ended March 31, 2021 and 2020 are unaudited. The results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021.

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

3. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$13,443	$—	$—
Totals	$13,443	$—	$—

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$13,943	$—	$—
Totals	$13,943	$—	$—

There were no liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accounts payable	$108	$123
Accrued goods and services	123	194
Accrued clinical trial costs	112	112
Others	341	341
Total accounts payable, accrued expenses and other	$684	$770

5. Stock-Based Compensation

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

There were no options granted during the three months ended March 31, 2021. At March 31, 2021, there were 1.4 million shares remaining available for grant under the 2011 Plan.

The Company recognized stock-based compensation expense of $0.2 million and $0.5 million in general and administrative expense during the three months ended March 31, 2021 and 2020, respectively.

6. Net (Loss) Income Per Common Share

Basic net (loss) income per share is calculated by dividing the net (loss) income attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of common shares outstanding during the period.

Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options based on the treasury stock method. Outstanding stock options were not included in the diluted net (loss) income per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares). In a period when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods where a loss is reported, there is no difference in basic and dilutive loss per share.

Stock options are excluded from the calculation of diluted (loss) income per share because the net (loss) income for the three months ended March 31, 2021 and 2020 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted (loss) income per share for the three months ended March 31, 2021 and 2020 are shown in the chart below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Outstanding options to purchase common stock	1,832	1,877

7. Restructuring Activities

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring. All the restructuring expenses were paid off as of December 31, 2020.

No additional restructuring expenses was recognized during the three months ended March 31, 2020. The Company paid approximately less than $0.1 million of these restructuring expenses during the three months ended March 31, 2020. No additional restructuring expenses were recognized or paid during the three months ended March 31, 2021.

The following table summarizes the charges related to the restructuring activities as of March 31, 2020:

(in thousands)	Accrued Restructuring Expenses at December 31, 2019	Expenses	Less: Payments	Accrued Restructuring Expenses at March 31, 2020
Severance, benefits and related costs due to workforce reduction	$66	$—	$(20)	$46
Totals	$66	$—	$(20)	$46

8. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed above, the Company does not believe that the adoption of recently issued standards has or may have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

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

On April 3, 2017, we completed the sale of ONIVYDE® and MM-436 (the “commercial business”) to Ipsen (the “Ipsen sale”). In connection with the Ipsen sale, we are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments.

The remaining up to $450.0 million in potential milestone payments resulting from the Ipsen sale consist of:

•	$225.0 million upon approval by the U.S. Food and Drug Administration, or FDA, of ONIVYDE® for the first-line treatment of metastatic adenocarcinoma of the pancreas, subject to certain conditions;
•	$150.0 million upon approval by the FDA of ONIVYDE® for the treatment of small-cell lung cancer after failure of first-line chemotherapy; and
•	$75.0 million upon approval by the FDA of ONIVYDE® for an additional indication unrelated to those described above.

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

We previously devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE® and the Ipsen sale.

As of March 31, 2021, we had unrestricted cash and cash equivalents of $13.9 million. We expect that our cash and cash equivalents as of March 31, 2021 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

As of March 31, 2021, we had an accumulated deficit of $544.3 million. Our net loss from our continuing operations was $0.7 million and our net income from our continuing operations was $0.2 million for the three months ended March 31, 2021 and 2020, respectively. We do not expect to have any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

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

Financial Operations Overview

General and administrative expenses

General and administrative expenses consist primarily of stock-based compensation expenses, legal, intellectual property, business development, finance, information technology, corporate communications and investor relations. Other general and administrative expenses include costs for board of director’s costs, insurance expenses, legal and professional fees, and accounting and information technology services fees.

Interest income

Interest income consists primarily of interest income associated with our money market fund.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 10, 2021, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2020. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating expenses:
General and administrative expenses	$746	$1,935
Gain on sale of assets	(50)	(2,139)
Total operating (income) expenses	696	(204)
(Loss) income from operations	(696)	204
Interest income	—	45
Net (loss) income	$(696)	$249

General and administrative expenses

General and administrative expenses were $0.7 million for the three months ended March 31, 2021 compared to $1.9 million for the three months ended March 31, 2020, a decrease of $1.2 million, or 61%. This decrease was primarily attributable to the decrease in the share-based compensation expense and consulting fees.

Gain on sales of assets

Gain on sales of assets was less than $0.1 million for the three months ended March 31, 2021, attributable to the sale of our certain of our preclinical programs to a third party. Gain on sales of assets was $2.1 million for the three months ended March 31, 2020, attributable to the sale of certain of our preclinical nanoliposome programs to the Buyer.

Interest income

Interest income was less than $0.1 million for the three months ended March 31, 2021 and 2020, primarily attributable to the decrease of our interest bearing cash and cash equivalents accounts.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through March 31, 2021 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock and sales of our commercial and in-process research and development assets. As of March 31, 2021, we had unrestricted cash and cash equivalents of $13.9 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(437)	$(1,005)
Net cash provided by investing activities	50	2,450
Net cash provided by financing activities	239	—
Net (decrease) increase in cash and cash equivalents	$(148)	$1,445

Operating activities

Cash used in operating activities of $0.4 million during the three months ended March 31, 2021 was primarily a result of our $0.7 million net loss from operations. The net loss was offset by $0.2 million in non-cash stock-based compensation and $0.1 million resulting from a change in operating assets and liabilities due to a decrease of $0.2 million in prepaid expense and other assets and a decrease of $0.1 million in accounts payable and accrued expenses.

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

Investing activities

Cash provided by investing activities of less than $0.1 million and $2.5 million during the three months ended March 31, 2021 and 2020, respectively, was due to proceeds from the sale of in-process research and development assets.

Financing activities

Cash provided by financing activities of $0.2 million during the three months ended March 31, 2021 was due to proceeds from the exercise of stock options. There was no cash provided by or used in financing activities during the three months ended March 31, 2020.

Funding requirements

We have incurred significant expenses and operating losses to date. On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. In connection with that announcement, we discontinued the discovery efforts on our remaining preclinical programs and implemented a reduction in headcount resulting in the termination of all remaining employees as of July 12, 2019. Our future capital requirements will depend on many factors, including:

•	the timing and amount of potential milestone payments related to ONIVYDE® that we may receive from Ipsen;
•	the timing and amount of potential milestone payments that we may receive from Elevation;
•	the timing and amount of any special dividend to our stockholders that our board of directors may declare;
•	the timing and amount of general and administrative expenses required to continue to operate our company;
•	the extent to which we owe any taxes for current, future or prior periods, including as a result of any audits by taxing authorities;
•	the extent to which we invest in any future research or development activities of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the extent to which we acquire or invest in businesses, products and technologies; and

•	the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements.

We do not believe that we will be able to raise a material amount of capital through the sale of our equity securities or debt financing.  Rather, our goal is to judiciously expend our remaining cash until such time, if ever, as we receive additional milestone payments from Ipsen and Elevation.   There can be no assurance as to the timing, terms or consummation of any financing or diverstitute of our few remaining intellectual property assets. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 10, 2021.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We invest in money market funds. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are money market funds. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not currently have any auction rate or mortgage-backed securities. We do not believe our cash and cash equivalents have significant risk of default or liquidity, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 10, 2021 (the “2020 Annual Report on Form 10-K”). There have been no material changes from the risk factors previously disclosed in the 2020 Annual Report on Form 10-K.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: May 6, 2021	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Financial Officer)