Form 10-Q
period 2021-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2021-08-05
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 13,410,243 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14,909	$14,038
Prepaid expenses and other current assets	805	2,506
Total current assets	15,714	16,544
Other assets	149	232
Total assets	$15,863	$16,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$772	$770
Total current liabilities	772	770
Total liabilities	772	770
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued or outstanding at June 30, 2021 or December 31, 2020	—	—
Common stock, $0.01 par value: 30,000 shares authorized at June 30, 2021 and December 31, 2020; 13,410 and 13,380 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,334	1,334
Additional paid-in capital	558,849	558,309
Accumulated deficit	(545,092)	(543,637)
Total stockholders’ equity	15,091	16,006
Total liabilities and stockholders’ equity	$15,863	$16,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Operating expenses:
General and administrative expenses	$778	$1,184	1,524	3,119
Gain on sale of assets	—	—	(50)	(2,139)
Total operating expenses	778	1,184	1,474	980
Loss from operations	(778)	(1,184)	(1,474)	(980)
Other income:
Interest income	19	3	19	48
Other income, net	—	18	—	18
Total other income	19	21	19	66
Net loss and comprehensive loss	$(759)	$(1,163)	$(1,455)	$(914)
Net loss per common share - basic and diluted	$(0.06)	$(0.09)	$(0.11)	$(0.07)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,410	13,380	13,404	13,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	13,380	$1,334	$558,309	$(543,637)	$16,006
Exercise of stock options	30	—	239	—	239
Stock-based compensation	—	—	208	—	208
Net loss	—	—	—	(696)	(696)
Balance at March 31, 2021	13,410	$1,334	$558,756	$(544,333)	$15,757
Stock-based compensation	—	—	93	—	93
Net loss	—	—	—	(759)	(759)
Balance at June 30, 2021	13,410	$1,334	$558,849	$(545,092)	$15,091

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	13,380	$1,334	$556,587	$(540,609)	$17,312
Stock-based compensation	—	—	484	—	484
Net income	—	—	—	249	249
Balance at March 31, 2020	13,380	$1,334	$557,071	$(540,360)	$18,045
Stock-based compensation	—	—	464	—	464
Net loss	—	—	—	(1,163)	(1,163)
Balance at June 30, 2020	13,380	$1,334	$557,535	$(541,523)	$17,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(1,455)	$(914)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Gain on sale of in process research and development	(50)	(2,139)
Stock-based compensation expense	301	948
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,784	(444)
Accounts payable, accrued expenses and other	2	(435)
Net cash provided by (used in) operating activities	582	(2,984)
Cash flows from investing activities
Proceeds from sale of in process research and development	50	2,139
Net cash provided by investing activities	50	2,139
Cash flows from financing activities
Proceeds from exercise of stock options	239	—
Net cash provided by financing activities	239	—
Net increase (decrease) in cash and cash equivalents	871	(845)
Cash and cash equivalents, beginning of period	14,038	16,580
Cash and cash equivalents, end of period	$14,909	$15,735

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

The Company’s termination of its executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As a result, the Company has not had any employees since July 2019. The Company has engaged external consultants to run the day-to-day operations of the Company. The Company has also entered into consulting agreements with certain former members of its executive management team who are supporting the Company’s relationship with current partners, assisting with the potential sale of remaining preclinical and clinical assets, and assisting with certain legal and regulatory matters and the continued wind-down of operations.

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

On March 27, 2020, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Celator Pharmaceuticals, Inc. (the “Buyer”), pursuant to which the Buyer agreed to purchase certain assets (the “Transferred Assets”) relating to certain of the Company’s preclinical nanoliposome programs (the “Transaction”). The Company and the Buyer completed the Transaction simultaneously with the execution of the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, the Buyer paid to the Company a cash payment of $2.3 million and reimbursed the Company for $0.2 million related to certain specified expenses. The Company incurred $0.4 million expenses related to the Transaction.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2021, the Company had an accumulated deficit of $545.1 million. During the six months ended June 30, 2021, the Company incurred net loss of $1.5 million and generated $0.6 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents of $14.9 million at June 30, 2021 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to realize milestone payments from its licensed product candidates, raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be successful in receiving future milestone payments or able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, its statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and its statements of cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in the notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

3. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$13,493	$—	$—
Totals	$13,493	$—	$—

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$13,943	$—	$—
Totals	$13,943	$—	$—

There were no liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accounts payable	$173	$123
Accrued goods and services	166	194
Accrued clinical trial costs	92	112
Others	341	341
Total accounts payable, accrued expenses and other	$772	$770

5. Stock-Based Compensation

On April 15, 2021, the Company’s Board of Directors adopted the 2021 Incentive Award Plan (the “2021 Plan”) to replace the 2011 Stock Incentive Plan (the “2011 Plan”). The 2021 Plan was approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on June 10, 2021.  The 2021 Plan is administered by the Company’s Board of Directors and permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

There were 22,000 options granted during the three and six months ended June 30, 2021 under 2021 Plan. The weighted-average grant date fair value per share of stock options granted during the three and six months ended June 30, 2021 was $3.68. There were no options granted during the three and six months ended June 30, 2020. At June 30, 2021, there were 253,000 shares remaining available for grant under the 2021 Plan.

The fair value of stock options granted to employees during the three and six months ended June 30, 2021 was estimated at the date of grant using the following assumptions:

Three and Six Months Ended June 30,
2021
Risk-free interest rate	0.73%
Expected dividend yield	0%
Expected term	5.22 years
Expected volatility	68.48%

The Company recognized stock-based compensation expense of $0.1 million, $0.3 million, $0.5 million and $0.9 million in general and administrative expense during the three and six months ended June 30, 2021 and 2020, respectively.

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

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2021 and 2020 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2021 and 2020 are shown in the chart below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Outstanding options to purchase common stock	1,778	1,877	1,778	1,877

7. Restructuring Activities

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring. All the restructuring expenses were paid off as of December 31, 2020.

No additional restructuring expenses was recognized during the three and six months ended June 30, 2020. The Company paid approximately less than $0.1 million and $0.1 million of these restructuring expenses during the three and six months ended June 30, 2020, respectively. No additional restructuring expenses were recognized or paid during the three and six months ended June 30, 2021.

The following table summarizes the charges related to the restructuring activities as of June 30, 2020:

(in thousands)	Accrued Restructuring Expenses at December 31, 2019	Expenses	Less: Payments	Accrued Restructuring Expenses at June 30, 2020
Severance, benefits and related costs due to workforce reduction	$66	$—	$(51)	$15
Totals	$66	$—	$(51)	$15

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

On March 27, 2020, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Celator Pharmaceuticals, Inc. (the “Buyer”), pursuant to which the Buyer agreed to purchase certain assets (the “Transferred Assets”) relating to certain of our preclinical nanoliposome programs (the “Transaction”). We completed the Transaction simultaneously with the execution of the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, the Buyer paid to us a cash payment of $2.3 million and reimbursed us for $0.2 million related to certain specified expenses and to assume certain liabilities with respect to the Transferred Assets. We incurred $0.4 million expenses related to the Transaction.

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

As of June 30, 2021, we had unrestricted cash and cash equivalents of $14.9 million. We expect that our cash and cash equivalents as of June 30, 2021 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

As of June 30, 2021, we had an accumulated deficit of $545.1 million. Our net loss from our continuing operations was $1.5 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. We do not expect to have any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

	Three Months Ended June 30,
(in thousands)	2021	2020
Operating expenses:
General and administrative expenses	$778	$1,184
Total operating expenses	778	1,184
Loss from operations	(778)	(1,184)
Interest income	19	3
Other income, net	—	18
Net loss	$(759)	$(1,163)

General and administrative expenses

General and administrative expenses were $0.8 million for the three months ended June 30, 2021 compared to $1.2 million for the three months ended June 30, 2020, a decrease of $0.4 million, or 34%. This decrease was primarily attributable to the decrease in both share-based compensation expense and consulting fees.

Interest income

Interest income was less than $0.1 million for the three months ended June 30, 2021 and 2020, primarily attributable to the interest income received related to federal tax refund.

Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating expenses:
General and administrative expenses	1,524	3,119
Gain on sale of assets	(50)	(2,139)
Total operating expenses	1,474	980
Loss from operations	(1,474)	(980)
Interest income	19	48
Other income, net	—	18
Net loss	$(1,455)	$(914)

General and administrative expenses

General and administrative expenses were $1.5 million for the six months ended June 30, 2021 compared to $3.1 million for the six months ended June 30, 2020, a decrease of $1.6 million, or 51%. This decrease was primarily attributable to the decrease in both share-based compensation expense and consulting fees.

Gain on sales of assets

Gain on sales of assets was less than $0.1 million for the six months ended June 30, 2021, attributable to the sale of certain of our preclinical programs to a third party. Gain on sales of assets was $2.1 million for the six months ended June 30, 2020, attributable to the sale of certain of our preclinical nanoliposome programs to the Buyer.

Interest income

Interest income was less than $0.1 million for the six months ended June 30, 2021 and 2020, primarily attributable to the decrease of our interest bearing cash and cash equivalents accounts.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through June 30, 2021 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock and sales of our commercial and in-process research and development assets. As of June 30, 2021, we had unrestricted cash and cash equivalents of $14.9 million.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$582	$(2,984)
Net cash provided by investing activities	50	2,139
Net cash provided by financing activities	239	—
Net increase (decrease) in cash and cash equivalents	$871	$(845)

Operating activities

Cash provided by operating activities of $0.6 million during the six months ended June 30, 2021 was primarily a result of our $1.5 million net loss from operations. The net loss was offset by $0.3 million in non-cash stock-based compensation and $1.8 million resulting from a change in operating assets and liabilities due to a decrease of $1.8 million in prepaid expense and other assets related to our federal tax refund of $2.0 million offset by an increase in prepaid insurance of $0.2 million.

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

Investing activities

Cash provided by investing activities of $0.1 million and $2.1 million during the six months ended June 30, 2021 and 2020, respectively, was due to proceeds from the sale of in-process research and development assets.

Financing activities

Cash provided by financing activities of $0.2 million during the six months ended June 30, 2021 was due to proceeds from the exercise of stock options. There was no cash provided by or used in financing activities during the six months ended June 30, 2020.

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

We do not believe that we will be able to raise a material amount of capital through the sale of our equity securities or debt financing.  Rather, our goal is to judiciously expend our remaining cash until such time, if ever, as we receive additional milestone payments from Ipsen and Elevation.   There can be no assurance as to the timing, terms or consummation of any financing or divestitures of our few remaining intellectual property assets. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: August 5, 2021	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Financial Officer)