Form 10-K
period 2021-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2022-03-09
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (617) 720-8606

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2021, was $67,545,578.

As of March 7, 2022, there were 13,410,243 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2022 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward‑looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our rights to receive payments related to the milestone events under the asset purchase and sale agreement with Ipsen S.A.;
•	our rights to receive payments related to the milestone events under the asset purchase agreement with Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), when expected or at all;
•	our cash runway and the sufficiency of our financial resources to fund our operations;
•	our estimates regarding expenses, and needs for additional financing; and
•	our plans to seek to divest our few remaining product candidates.

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

On September 15, 2021, we entered into an Asset Purchase Option Agreement (the “Asset Purchase Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”), to purchase one of our preclinical programs with a consideration of $0.5 million. Under the terms of the Asset Purchase Option Agreement, the Purchaser paid to us the Option fee of $0.1 million. The Purchaser may exercise the Option within 24 months from September 15, 2021. We recognized a gain of $0.1 million related to the Option fee payment for the year ended December 31, 2021. Subsequent to year end, on March 1, 2022 the Purchaser exercised the Option for consideration of $0.5 million.

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

As of December 31, 2021, we had unrestricted cash and cash equivalents of $14.2 million. We expect that our cash and cash equivalents as of December 31, 2021 will be sufficient to continue our operations into 2027, which we estimate is the latest date when the longest term potential milestones might be achieved.

We have a history of losses from our continuing operations. We do not expect to be profitable from our continuing operations in the future. As of December 31, 2021, we had an accumulated deficit of $546.1 million. Our net loss from our continuing operations was $2.5 million and $3.0 million for years ended December 31, 2021 and 2020, respectively. We do not expect to incur any research and development expenses going forward.

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

Intellectual Property

We own or control a very limited number of U.S. patents and patent applications and several corresponding foreign patents and patent applications. This intellectual property relates to several early stage programs that we are no longer advancing on our own, but that may be of value to one or more potential buyer or licensees. During 2022, we will continue to evaluate the usefulness of maintaining the current patent portfolio to our business.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, biological products and medical devices, which does not relate directly to us, however could have an impact on Ipsen and Elevation.

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

Our Corporate Information

We were originally incorporated in the Commonwealth of Massachusetts in 1993 and reincorporated under the laws of the State of Delaware in October 2010. Our principal executive offices are located at One Broadway, 14th Floor, Cambridge, MA 02142, and our telephone number is (617) 720-8606.

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

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $2.5 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $546.1 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. We had devoted substantially all of our efforts to research and development, including clinical trials and to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE.

Although we are not actively developing product candidates and do not have any current plans to do so, to become and remain profitable, we would need to succeed in realizing milestone payments from either or both of the Ipsen and Elevation agreements. We are not developing and commercializing products. We expect to pay dividend out to our stockholders any milestone payments and we do not anticipate seeking to develop any new products with any of our existing cash or any future milestone payments we may receive. Our failure to achieve these potential milestone payments would depress the value of our company. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We might not be able to utilize our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2021, we had net operating loss carryforwards for federal and state income tax purposes of $209.5 million and $294.8 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2033. We also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. We also had federal Orphan Drug Credits of approximately $122.7 million that begin to expire in 2031. These net operating loss and tax credit carryforwards could expire unused or could be unavailable to offset our future income tax liabilities. Under federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to this change in federal tax laws. If our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, the Ipsen sale was an installment sale given the potential milestone payments that could be received by us in future years. If we receive milestone payments in future years pursuant to the Ipsen sale, we will be liable for interest to the federal government pursuant to Internal Revenue Code section 453A and state governments pursuant to similar state tax provisions because it was an installment sale. The interest is compounding and is calculated based on the number of years between 2017 and the year the milestone payment is received by us. Any interest charges can not be offset by net operating loss carryforwards or tax credits.

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

Risks Related to Our Intellectual Property

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe on our patents. To counter infringement or unauthorized use, we may be required to initiate infringement lawsuits, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Our directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, own 35.7% of our capital stock, which includes shares held through funds managed by two of our directors. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could discourage, delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price has been and in the future may be subject to substantial price volatility. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	the timing and amount of potential milestone payments that we may receive from Ipsen, Servier and/or Elevation;
•	public disclosures by Ipsen and Elevation of the status and results of their clinical trials;
•	the success of competitive products or technologies;
•	results of clinical trials of competitors to Ipsen and Elevation;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
•	activism by any single large stockholder or combination of stockholders;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

Because we do not anticipate paying regular cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for holders of our common stock..

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

Holders

As of February 28, 2022, there were approximately 93 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

On September 15, 2021, we entered into an Asset Purchase Option Agreement (the “Asset Purchase Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”), to purchase one of our preclinical programs with a consideration of an additional $0.5 million. Under the terms of the Asset Purchase Option Agreement, the Purchaser paid to us $0.1 million. The Purchaser may exercise the Option within 24 months from September 15, 2021. We recognized a gain of $0.1 million related to the Option fee payment for the year ended December 31, 2021. On March 1, 2022, the Purchaser exercised the Option and the additional consideration of $0.5 million was payable to us.

As of December 31, 2021, we had unrestricted cash and cash equivalents of $14.2 million. We expect that our cash and cash equivalents as of December 31, 2021 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

We have a history of losses from our continuing operations. We do not expect to be profitable from our continuing operations in the future. As of December 31, 2021, we had an accumulated deficit of $546.1 million. Our net loss from our continuing operations was $2.5 million and $3.0 million for years ended December 31, 2021 and 2020, respectively. We do not expect to incur any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

	Years Ended December 31,
(in thousands)	2021	2020
Operating expenses:
General and administrative expenses	$2,616	$5,012
Gain on sales of assets	(144)	(2,139)
Total operating expenses	2,472	2,873
Loss from continuing operations	(2,472)	(2,873)
Interest income	20	50
Other income (expense), net	—	(191)
Net loss from continuing operations before income tax benefit	(2,452)	(3,014)
Income tax expense	(3)	(14)
Net loss from continuing operations	$(2,455)	$(3,028)

General and administrative expenses

General and administrative expenses were $2.6 million for the year ended December 31, 2021 compared to $5.0 million for the year ended December 31, 2020, a decrease of $2.4 million, or 48%. This decrease was primarily attributable to the decrease in both share-based compensation expense and consulting fees.

Gain on sales of assets

Gain on sales of assets was $0.1 million for the year ended December 31, 2021, attributable to the Option fee to purchase one of our preclinical programs paid by the Purchaser and sale of our certain of our preclinical programs to a third party. Gain on sales of assets was $2.1 million for the year ended December 31, 2020, primarily attributable to the Celator sale.

Interest income

Interest income was less than $0.1 million for the years ended December 31, 2021 and 2020, primarily attributable to the decrease of our interest bearing cash and cash equivalents accounts.

Other income (expense), net

Other income (expense), net was $0.2 million of expense for the year ended December 31, 2020, which primarily represents the costs related to the delayed repayment of tax incentives under the Life Science Tax Incentive Program.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations from inception through December 31, 2021 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. Through December 31, 2021, we have received $580.7 million from the Ipsen sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations, $68.9 million of cash receipts related to ONIVYDE sales, $33.0 million in milestone payments related to the development and commercialization of ONIVYDE and $14.7 million in net borrowings pursuant to the loan agreement with Hercules. As of December 31, 2021, we had unrestricted cash and cash equivalents of $14.2 million.

In December 2020, we repaid tax incentives under the Life Science Tax Incentive Program of $1.3 million and related costs of $0.2 million due to delayed repayment.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(218)	$(4,625)
Net cash provided by investing activities	144	2,139
Net cash provided by (used in) financing activities	239	(56)
Net increase (decrease) in cash and cash equivalents	$165	$(2,542)

Operating activities

Cash used in operating activities was $0.2 million during the year ended December 31, 2021. The cash used in operating activities was primarily a result of our $2.5 million net loss from continuing operations and net decrease in assets and liabilities of $0.2 million. The net loss was adjusted by a net decrease in assets and liabilities of $2.0 million, which was primarily driven by decreases in prepaid expenses and other assets of $2.2 million, partially offset by a decrease in accounts payable, accrued expenses and other of

$0.2 million. This decrease included non-cash adjustments of $0.1 million gain on the sale of in-process research and development assets, offset by $0.4 million of stock-based compensation expense.

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

Investing activities

Cash provided by investing activities of $0.1 million during the year ended December 31, 2021 was due to proceeds from the Option fee received during the year ended December 31, 2021.

Cash provided by investing activities of $2.1 million during the year ended December 31, 2020 was primarily due to net proceeds on the Celator sale of in-process research and development totaling $2.1 million.

Financing activities

Cash provided by financing activities of $0.2 million during the year ended December 31, 2021 was due to proceeds from the exercise of stock options.

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

We do not believe that we will be able to raise a material amount of capital through the sale of our equity securities or debt financing. Rather, our goal is to judiciously expend our remaining cash until such time, if ever, as we receive additional milestone payments from Ipsen and Elevation. There can be no assurance as to the timing, terms or consummation of any financing or divestiture of our few remaining intellectual property assets. We do not have any committed external sources of funds. In the unlikely event that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates.

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

Tax Loss Carryforwards

At December 31, 2021, we had net operating loss carryforwards for federal and state income tax purposes of $209.5 million and $294.8 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2033. We also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2021, we also had available investment tax credits for state income tax purposes of less than $0.1 million which do not expire. We have orphan drug credits of $122.7 million, which begin to expire in 2031.

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

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. We completed an evaluation of ownership changes through November 15, 2019 to assess whether utilization of the our net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. We believe we can utilize our tax attributes generated through November 15, 2019 as a result of the analysis. To the extent an ownership change has occurred after November 15, 2019 or occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We invest in cash deposits and money market funds. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-16 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

Our consolidated financial statements are set forth on pages F-1 through F-16 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

4.5*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act

10.1#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.3#	2021 Incentive Award Plan (as set forth on Annex A in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, filed on April 22, 2021)

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

Exhibit Number	Description of Exhibit

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

MERRIMACK PHARMACEUTICALS, INC.

Date: March 9, 2022	By:	/s/ Gary L. Crocker
Gary L. Crocker President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Crocker	President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)	March 9, 2022
Gary L. Crocker

/s/ Eric D. Andersen	Director	March 9, 2022
Eric D. Andersen

/s/ Noah G. Levy	Director	March 9, 2022
Noah G. Levy

/s/ Ulrik B. Nielsen, Ph.D.	Director	March 9, 2022
Ulrik B. Nielsen, Ph.D.

/s/ Russell T. Ray	Director	March 9, 2022
Russell T. Ray

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Merrimack Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merrimack Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, MA

March 9, 2022

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$14,203	$14,038
Prepaid expenses and other current assets	480	2,506
Total current assets	14,683	16,544
Other assets	66	232
Total assets	$14,749	$16,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$562	$770
Total current liabilities	562	770
Total liabilities	562	770
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2021 and 2020 no shares issued or outstanding at December 31, 2021 or 2020	—	—
Common stock, $0.01 par value: 30,000 shares authorized at December 31, 2021 and 2020; 13,410 and 13,380 shares issued and outstanding at December 31, 2021 and 2020	1,334	1,334
Additional paid-in capital	558,945	558,309
Accumulated deficit	(546,092)	(543,637)
Total stockholders’ equity	14,187	16,006
Total liabilities and stockholders’ equity	$14,749	$16,776

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020
Operating expenses:
General and administrative expenses	$2,616	$5,012
Gain on sales of assets	(144)	(2,139)
Total operating expenses	2,472	2,873
Loss from continuing operations	(2,472)	(2,873)
Other income and expenses:
Interest income	20	50
Other income (expense), net	—	(191)
Total other income and expenses	20	(141)
Loss before income tax benefit	(2,452)	(3,014)
Income tax expense	(3)	(14)
Net loss and comprehensive loss	(2,455)	(3,028)
Net loss per common share - basic and diluted	$(0.18)	$(0.23)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,407	13,380

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2020	13,380	$1,334	$556,587	$(540,609)	$17,312
Stock-based compensation	—	—	1,722	—	1,722
Net loss	—	—	—	(3,028)	(3,028)
Balance at December 31, 2020	13,380	$1,334	$558,309	$(543,637)	$16,006
Exercise of stock options	30	—	239	—	239
Stock-based compensation	—	—	397	—	397
Net loss	—	—	—	(2,455)	(2,455)
Balance at December 31, 2021	13,410	$1,334	$558,945	$(546,092)	$14,187

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(2,455)	$(3,028)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sales of in process research and development	(144)	(2,139)
Stock-based compensation expense	397	1,722
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,192	764
Accounts payable, accrued expenses and other	(208)	(1,944)
Net cash used in operating activities	(218)	(4,625)
Cash flows from investing activities
Proceeds from sale of in-process research and development assets	144	2,139
Net cash provided by investing activities	144	2,139
Cash flows from financing activities
Proceeds from exercise of options	239	—
Repayment of other liability	—	(56)
Net cash provided by (used in) financing activities	239	(56)
Net increase (decrease) in cash and cash equivalents	165	(2,542)
Cash and cash equivalents, beginning of period	14,038	16,580
Cash and cash equivalents, end of period	$14,203	$14,038

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

On September 15, 2021, the Company entered into an Asset Purchase Option Agreement (the “Asset Purchase Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”), to purchase one of the Company’s preclinical programs with a consideration of $0.5 million. Under the terms of the Asset Purchase

Option Agreement, the Purchaser paid to the Company the Option fee of $0.1 million. The Purchaser may exercise the Option within 24 months from September 15, 2021. The Company recognized a gain of $0.1 million related to the Option fee payment for the year ended December 31, 2021. Subsequent to year end, on March 1, 2022 the Purchaser exercised the Option for consideration of $0.5 million, see subsequent events (Note 9) for further details.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2021, the Company had an accumulated deficit of $546.1 million. During the year ended December 31, 2021, the Company incurred a net loss of $2.5 million and used $0.2 million of cash in operating activities. The Company expects to continue to generate operating losses in the foreseeable future. Based on current projections, the Company expects that its cash and cash equivalents of $14.2 million at December 31, 2021 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

General and Administrative Expenses

General and administrative expenses are comprised of consulting fees and other related costs for personnel, including stock-based compensation expenses and benefits, in the Company’s commercial, legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs for employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs, professional fees for legal services, including patent-related expenses, and accounting and information technology services.

Stock-Based Compensation Expense

The Company accounts for all stock-based payments to non-employees, including grants of stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. For stock options granted to members of the Board for their service on the Board, the Company estimates the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires the Company to make assumptions with respect to the expected term of the option, the expected volatility of the Company’s common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option and the expected dividend yield of the Company’s common stock. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date and is adjusted quarterly to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

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

The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed, or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the years ended December 31, 2021 and 2020, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of December 31, 2021 and 2020.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents. The Company places its cash deposits in accredited financial institutions and, therefore, the Company’s management believes these funds are subject to minimal credit risk. The Company invests cash equivalents in money market funds. The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes—Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”),” which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intra-period tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods thereafter; however, early adoption is permitted. The new guidance was adopted on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed above, the Company does not believe that the adoption of recently issued standards has or may have a material impact on the Company’s consolidated financial statements or disclosures.

2. Net Loss Per Common Share

The stock options are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2021 and 2020 causes such securities to be anti-dilutive. Securities excluded from the calculation of diluted loss per share are shown in the chart below:

	Years Ended December 31,
(in thousands)	2021	2020
Outstanding options to purchase common stock	1,778	1,862

3. Fair Value of Financial Instruments

The Company’s cash and cash equivalents, accounts receivable, prepaid expenses, and other current assets, accounts payable, accrued expenses and variable interest rate note payable are recorded at cost, which approximates fair value due to their short-term nature.

The following tables summarize assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 and the input categories associated with those assets:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$12,934	$—	$—
Totals	$12,934	$—	$—

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$13,943	$—	$—
Totals	$13,943	$—	$—

There were no liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2021 and 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
Accounts payable	$120	$123
Accrued goods and services	167	194
Accrued clinical trial costs	84	112
Others	191	341
Total accounts payable, accrued expenses and other	$562	$770

5. Restructuring Activities

On November 7, 2018, the Company announced that it was implementing a reduction in headcount as part of a corporate restructuring. No additional restructuring expenses were recognized during the year ended December 31, 2021 and 2020. The Company paid off the remaining $0.1 million of these restructuring expenses during the year ended December 31, 2020.

The following table summarizes the charges related to the restructuring activities for the year ended December 31, 2020:

(in thousands)	Accrued Restructuring Expenses at January 1, 2020	Expenses	Less: Payments	Accrued Restructuring Expenses at December 31, 2020
Severance, benefits and related costs due to workforce reduction	$66	$—	$(66)	$—
Totals	$66	$—	$(66)	$—

6. Common Stock

As of December 31, 2021 and 2020, the Company had 30.0 million shares of $0.01 par value common stock authorized.   There were approximately 13.4 million shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively.

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

7. Stock-Based Compensation

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

The Company initially reserved 275,000  of its common stock for the issuance of awards under the 2021 Plan. There were 22,000 options granted during the year ended December 31, 2021 under the 2021 Plan. The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2021 was $3.68. There were 22,000 options granted during the year ended December 31, 2020. At December 31, 2021, there were 253,000 shares remaining available for grant under the 2021 Plan.

Stock options granted to non-employee directors in 2021 and 2020 vest over a one-year period, ending on the earlier of the one-year anniversary of the grant date or the day prior to the Company’s next annual meeting of stockholders after the grant date.

The fair value of stock options granted to employees during the years ended December 31, 2021 and 2020 was estimated at the date of grant using the following assumptions:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	0.73%	0.2%
Expected dividend yield	0%	0%
Expected term	5.2 years	5.3 years
Expected volatility	68.48%	67.00%

The Company uses the simplified method to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its stock options. Under this approach, the expected term is calculated to be the average of the ten-year contractual term of the option and the weighted-average vesting term of the option, taking into consideration multiple vesting tranches. The computation of expected volatility is based on the historical volatility of the Company. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date and is adjusted quarterly to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period. The Company recognized stock-based compensation expense of $0.4 million and $1.7 million during the years ended December 31, 2021 and 2020, respectively.

The following table summarizes stock option activity during the year ended December 31, 2021:

(in thousands, except per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,862	$11.97	6.04	$1,254
Granted	22	$6.41
Exercised	(30)	$7.95
Forfeited	(76)	$20.94
Outstanding at December 31, 2021	1,778	$11.46	5.32	$148
Vested and expected to vest at December 31, 2021	1,778	$11.46	5.32	$148
Exercisable at December 31, 2021	1,767	$11.53	5.30	$148

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $3.68 and $1.90, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2021 was less than $0.1 million. There were no option exercises during the year ended December 31, 2020.

As of December 31, 2021, there was less than $0.1 million of total unrecognized stock-based compensation expense related to unvested employee stock options. The Company expects to recognize this expense over a weighted-average period of approximately 0.3 years.

8. Income Taxes

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

For the years ended December 31, 2021 and 2020, the Company recognized an income tax expense less than $0.1 million.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2021	2020
Federal income tax at statutory federal rate	21.0%	21.0%
State taxes	4.9	6.4
Permanent differences	0.3	—
Stock-based compensation	0.1	—
Tax credits	0.1	(0.1)
Recapture of tax credits	0.0	34.9
Other	1.3	(3.2)
Change in valuation allowance	(27.8)	(59.4)
Total	(0.1)%	(0.4)%

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

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2021 and 2020 are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Net operating losses	$62,619	$61,905
Capitalized research and development expenses	282	423
Credit carryforwards	167,498	167,501
Deferred compensation	1,993	1,890
Election out of installment method	956	820
Accrued expenses	44	124
Other temporary differences	672	720
Installment sale tax basis	15,869	15,869
Total gross deferred tax assets	249,933	249,252
Valuation allowance	(249,933)	(249,252)

At December 31, 2021, the Company had net operating loss carryforwards for federal and state income tax purposes of $209.5 million and $294.8 million, respectively. The Company's existing federal and state net operating loss carryforwards begin to expire in 2033. The Company also had available research and development credits for federal and state income tax purposes of approximately $28.8 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2021, the Company also had available investment tax credits for state income tax purposes of less than $0.1 million which do not expire. The Company has orphan drug credits of $122.7 million, which begin to expire in 2031.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company completed an evaluation of ownership changes through November 15, 2019 to assess whether utilization of the Company’s net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company believes it can utilize its tax attributes generated through November 15, 2019 as a result of the analysis. To the extent an ownership change has occurred after November 15, 2019 or occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

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

As of December 31, 2021, the Company has evaluated the positive and negative evidence bearing upon the realizability of its remaining deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets. The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2021 and 2020 was as follows:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
December 31, 2020	247,468	1,784	—	249,252
December 31, 2021	249,252	681	—	249,933

The change in the valuation allowance in the year ended December 31, 2021 primarily relates to the net operating loss deferred tax assets generated for the current year.

9. Subsequent Events

The Company and Purchaser entered into the Asset Purchase Option Agreement dated September 15, 2021 (see Note 1 for further details), pursuant to which the Company granted to Purchaser an exclusive option during a fixed period of time to negotiate a definitive asset purchase agreement to acquire one of the Company's preclinical programs. On January 18, 2022, the Purchaser provided written notice to the Company of its intent to exercise such Option. On March 1, 2022 the Company and the Purchaser entered into the Asset Purchase Agreement and the Option fee of $0.5 million was paid to the Company.