Form 10-Q
period 2022-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2022-05-05
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(617) 720-8606

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

As of May 3, 2022, there were 13,410,243 shares of Common Stock, $0.01 par value per share, outstanding.

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
•

other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, and in the documents incorporated by reference herein and therein.

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

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,294	$14,203
Prepaid expenses and other current assets	320	480
Total current assets	14,614	14,683
Other assets	25	66
Total assets	$14,639	$14,749
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$564	$562
Total current liabilities	564	562
Total liabilities	564	562
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding at March 31, 2022 or December 31, 2021	—	—
Common stock, $0.01 par value: 30,000 shares authorized at March 31, 2022 and December 31, 2021; 13,410 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,334	1,334
Additional paid-in capital	558,965	558,945
Accumulated deficit	(546,224)	(546,092)
Total stockholders’ equity	14,075	14,187
Total liabilities and stockholders’ equity	$14,639	$14,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Operating expenses:
General and administrative expenses	$577	$746
Gain on sale of assets	(445)	(50)
Total operating expenses	132	696
Loss from operations	(132)	(696)
Net loss and comprehensive loss	$(132)	$(696)
Net loss per common share - basic and diluted	$(0.01)	$(0.05)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,410	13,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	13,410	$1,334	$558,945	$(546,092)	$14,187
Stock-based compensation	—	—	20	—	20
Net loss	—	—	—	(132)	(132)
Balance at March 31, 2022	13,410	$1,334	$558,965	$(546,224)	$14,075

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	13,380	$1,334	$558,309	$(543,637)	$16,006
Exercise of stock options	30	—	239	—	239
Stock-based compensation	—	—	208	—	208
Net loss	—	—	—	(696)	(696)
Balance at March 31, 2021	13,410	$1,334	$558,756	$(544,333)	$15,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(132)	$(696)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of in process research and development	(445)	(50)
Stock-based compensation expense	20	208
Changes in operating assets and liabilities:
Prepaid expenses and other assets	201	187
Accounts payable, accrued expenses and other	2	(86)
Net cash used in operating activities	(354)	(437)
Cash flows from investing activities
Proceeds from sale of in process research and development	445	50
Net cash provided by investing activities	445	50
Cash flows from financing activities
Proceeds from exercise of stock options	—	239
Net cash provided by financing activities	—	239
Net increase (decrease) in cash and cash equivalents	91	(148)
Cash and cash equivalents, beginning of period	14,203	14,038
Cash and cash equivalents, end of period	$14,294	$13,890

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

On September 15, 2021, the Company entered into an Asset Purchase Option Agreement (the “Asset Purchase Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”), to purchase one of the Company’s preclinical programs with a consideration of $0.5 million. Under the terms of the Asset Purchase Option Agreement, the Purchaser paid to the Company the Option fee of $0.1 million. The Purchaser had the right to exercise the

Option within 24 months from September 15, 2021. The Company recognized a gain of $0.1 million related to the Option fee payment for the year ended December 31, 2021. On January 18, 2022, the Purchaser provided written notice to the Company of its intent to exercise such Option. On March 1, 2022 the Company and the Purchaser entered into the Asset Purchase Agreement. The consideration of $0.5 million was paid to the Company and a gain of $0.5 million was recognized in March 2022.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2022, the Company had an accumulated deficit of $546.2 million. During the three months ended March 31, 2022, the Company incurred net loss of $0.1 million and used $0.4 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents of $14.3 million at March 31, 2022 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to realize milestone payments from its licensed product candidates, raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be successful in receiving future milestone payments or able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of March 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, its statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 and its statements of cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in the notes related to the three months ended March 31, 2022 and 2021 are unaudited. The results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022.

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

3. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$13,004	$—	$—
Totals	$13,004	$—	$—

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$12,934	$—	$—
Totals	$12,934	$—	$—

There were no liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accounts payable	$177	$120
Accrued goods and services	112	167
Accrued clinical trial costs	84	84
Others	191	191
Total accounts payable, accrued expenses and other	$564	$562

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

There were no options granted during the three months ended March 31, 2022 and 2021. At March 31, 2022, there were 253,000 shares remaining available for grant under the 2021 Plan.

The Company recognized stock-based compensation expense of less than $0.1 million and approximately $0.2 million in general and administrative expense during the three months ended March 31, 2022 and 2021, respectively.

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

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2022 and 2021 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three months ended March 31, 2022 and 2021 are shown in the chart below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Outstanding options to purchase common stock	1,778	1,832

7. Recent Accounting Pronouncements

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

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

On September 15, 2021, we entered into an Asset Purchase Option Agreement (the “Asset Purchase Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”), to purchase one of the Company’s preclinical programs with a consideration of $0.5 million. Under the terms of the Asset Purchase Option Agreement, the Purchaser paid to us the Option fee of $0.1 million. The Purchaser had the right to exercise the Option within 24 months from September 15, 2021. We recognized a gain of $0.1 million related to the Option fee payment for the year ended December 31, 2021. On January 18, 2022, the Purchaser provided written notice to us of its intent to exercise such Option. On March 1, 2022, we entered the Asset Purchase Agreement with the Purchaser. The consideration of $0.5 million was paid to us and a gain of $0.5 million was recognized in March 2022.

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

As of March 31, 2022, we had unrestricted cash and cash equivalents of $14.3 million. We expect that our cash and cash equivalents as of March 31, 2022 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

As of March 31, 2022, we had an accumulated deficit of $546.2 million. Our net loss from our continuing operations was $0.1 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. We do not expect to have any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 9, 2022, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2021. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating expenses:
General and administrative expenses	$577	$746
Gain on sale of assets	(445)	(50)
Total operating expenses	132	696
Loss from operations	(132)	(696)
Net loss	$(132)	$(696)

General and administrative expenses

General and administrative expenses were $0.6 million for the three months ended March 31, 2022 compared to $0.7 million for the three months ended March 31, 2021, a decrease of $0.1 million, or 23%. This decrease was primarily attributable to the decrease in the share-based compensation expense and consulting fees.

Gain on sale of assets

Gain on sale of assets was $0.5 million for the three months ended March 31, 2022, attributable to the consideration payment to purchase one of our preclinical programs paid by the Purchaser. Gain on sale of assets was less than $0.1 million for the three months ended March 31, 2021, attributable to the sale of our certain of our preclinical programs to a third party.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through March 31, 2022 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock and sales of our commercial and in-process research and development assets. As of March 31, 2022, we had unrestricted cash and cash equivalents of $14.3 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(354)	$(437)
Net cash provided by investing activities	445	50
Net cash provided by financing activities	—	239
Net increase (decrease) in cash and cash equivalents	$91	$(148)

Operating activities

Cash used in operating activities of $0.4 million during the three months ended March 31, 2022 was primarily a result of our $0.1 million net loss from operations. The net loss was adjusted by $0.4 million gain on the sale of in-process research and development assets and offset by a net decrease in prepaid expense and other assets of $0.2 million.

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

Investing activities

Cash provided by investing activities of $0.4 million and less than $0.1 million during the three months ended March 31, 2022 and 2021, respectively, was due to proceeds from the sale of in-process research and development assets.

Financing activities

There was no cash provided by or used in financing activities during the three months ended March 31, 2022. Cash provided by financing activities of $0.2 million during the three months ended March 31, 2021 was due to proceeds from the exercise of stock options.

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

We do not believe that we will be able to raise a material amount of capital through the sale of our equity securities or debt financing.  Rather, our goal is to judiciously expend our remaining cash until such time, if ever, as we receive additional milestone payments from Ipsen and Elevation.   There can be no assurance as to the timing, terms or consummation of any financing or diverstiture of our few remaining intellectual property assets. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 9, 2022.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 9, 2022 (the “2021 Annual Report on Form 10-K”). There have been no material changes from the risk factors previously disclosed in the 2021 Annual Report on Form 10-K.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: May 5, 2022	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Financial Officer)