Form 10-Q
period 2022-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2022-11-03
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 13,410,243 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$13,091	$14,203
Prepaid expenses and other current assets	537	480
Total current assets	13,628	14,683
Other assets	9	66
Total assets	$13,637	$14,749
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$448	$562
Total current liabilities	448	562
Total liabilities	448	562
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 or December 31, 2021	—	—
Common stock, $0.01 par value: 30,000 shares authorized at September 30, 2022 and December 31, 2021; 13,410 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,334	1,334
Additional paid-in capital	558,999	558,945
Accumulated deficit	(547,144)	(546,092)
Total stockholders’ equity	13,189	14,187
Total liabilities and stockholders’ equity	$13,637	$14,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Operating expenses:
General and administrative expenses	$504	$619	$1,567	$2,143
Gain on sale of assets	—	(94)	(445)	(144)
Total operating expenses	504	525	1,122	1,999
Loss from operations	(504)	(525)	(1,122)	(1,999)
Other income:
Interest income	62	—	70	19
Total other income	62	—	70	19
Net loss and comprehensive loss	$(442)	$(525)	$(1,052)	$(1,980)
Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.15)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,410	13,410	13,410	13,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	13,410	$1,334	$558,945	$(546,092)	$14,187
Stock-based compensation	—	—	20	—	20
Net loss	—	—	—	(132)	(132)
Balance at March 31, 2022	13,410	1,334	558,965	(546,224)	14,075
Stock-based compensation	—	—	17	—	17
Net loss	—	—	—	(478)	(478)
Balance at June 30, 2022	13,410	1,334	558,982	(546,702)	13,614
Stock-based compensation	—	—	17	—	17
Net loss	—	—	—	(442)	(442)
Balance at September 30, 2022	13,410	$1,334	$558,999	$(547,144)	$13,189

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	13,380	$1,334	$558,309	$(543,637)	$16,006
Exercise of stock options	30	—	239	—	239
Stock-based compensation	—	—	208	—	208
Net loss	—	—	—	(696)	(696)
Balance at March 31, 2021	13,410	1,334	558,756	(544,333)	15,757
Stock-based compensation	—	—	93	—	93
Net loss	—	—	—	(759)	(759)
Balance at June 30, 2021	13,410	1,334	558,849	(545,092)	15,091
Stock-based compensation	—	—	53	—	53
Net loss	—	—	—	(525)	(525)
Balance at September 30, 2021	13,410	$1,334	$558,902	$(545,617)	$14,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(1,052)	$(1,980)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Gain on sale of in-process research and development	(445)	(144)
Stock-based compensation expense	54	354
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(57)	1,870
Accounts payable, accrued expenses and other	(114)	(87)
Other assets	57	124
Net cash (used in) provided by operating activities	(1,557)	137
Cash flows from investing activities
Net proceeds from sale of in process research and development	445	144
Net cash provided by investing activities	445	144
Cash flows from financing activities
Proceeds from exercise of stock options	—	239
Net cash provided by financing activities	—	239
Net (decrease) increase in cash and cash equivalents	(1,112)	520
Cash and cash equivalents, beginning of period	14,203	14,038
Cash and cash equivalents, end of period	$13,091	$14,558

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2022, the Company had an accumulated deficit of $547.1 million. During the nine months ended September 30, 2022, the Company incurred net loss of $1.1 million and used $1.6 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents of $13.1 million at September 30, 2022 will allow the Company to continue its operations into 2027, when the Company estimates the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to realize milestone payments from its licensed product candidates, raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be successful in receiving future milestone payments or able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements for the year ended December 31, 2021, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, its statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its statements of cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in the notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

3. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$11,801	$—	$—
Totals	$11,801	$—	$—

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$12,934	$—	$—
Totals	$12,934	$—	$—

There were no liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accounts payable	$67	$120
Accrued goods and services	119	167
Accrued clinical trial costs	71	84
Others	191	191
Total accounts payable, accrued expenses and other	$448	$562

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

There were 22,000 options granted during each of the nine months ended September 30, 2022 and 2021 under 2021 Plan. There were no options granted during the three months ended September 30, 2022 and 2021. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2022 and 2021 was $3.11 and $3.68, respectively. At September 30, 2022, there were 231,000 shares remaining available for grant under the 2021 Plan.

The fair value of stock options granted to employees during the three and nine months ended September 30, 2022 and 2021 was estimated at the date of grant using the following assumptions:

	Three and Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	2.99%	0.73%
Expected dividend yield	0%	0%
Expected term	5.22 years	5.22 years
Expected volatility	68.02%	68.48%

The Company recognized stock-based compensation expense of $17 thousand, $53 thousand, $54 thousand and $354 thousand in general and administrative expense during the three and nine months ended September 30, 2022 and 2021, respectively.

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

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2022 and 2021 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2022 and 2021 are shown in the chart below:

	Three and Nine Months Ended September 30,
(in thousands)	2022	2021
Outstanding options to purchase common stock	1,628	1,778

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

As of September 30, 2022, we had unrestricted cash and cash equivalents of $13.1 million. We expect that our cash and cash equivalents as of September 30, 2022 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

As of September 30, 2022, we had an accumulated deficit of $547.1 million. Our net loss from our continuing operations was $1.1 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. We do not expect to have any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
(in thousands)	2022	2021
Operating expenses:
General and administrative expenses	$504	$619
Gain on sale of assets	—	(94)
Total operating expenses	504	525
Loss from operations	(504)	(525)
Interest income	62	—
Net loss	$(442)	$(525)

General and administrative expenses

General and administrative expenses were $0.5 million for the three months ended September 30, 2022 compared to $0.6 million for the three months ended September 30, 2021, a decrease of $0.1 million, or 19%. This decrease was primarily attributable to the decrease in both stock-based compensation expense and consulting fees.

Gain on sale of assets

There was no gain on sale of assets for the three months ended September 30, 2022. Gain on sale of assets was $0.1 million for the three months ended September 30, 2021, attributable to the sale of certain of our preclinical programs to a third party.

Interest income

Interest income was $0.1 million for the three months ended September 30, 2022 and nil for the three months ended September 30, 2021, primarily attributable to the increase of interest rate associated with our money market fund.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating expenses:
General and administrative expenses	$1,567	$2,143
Gain on sale of assets	(445)	(144)
Total operating expenses	1,122	1,999
Loss from operations	(1,122)	(1,999)
Interest income	70	19
Net loss	$(1,052)	$(1,980)

General and administrative expenses

General and administrative expenses were $1.6 million for the nine months ended September 30, 2022 compared to $2.1 million for the nine months ended September 30, 2021, a decrease of $0.5 million, or 27%. This decrease was primarily attributable to the decrease in both stock-based compensation expense and consulting fees.

Gain on sale of assets

Gain on sale of assets was $0.5 million for the nine months ended September 30, 2022, primarily attributable to the Option fee to purchase one of our preclinical programs paid by the Purchaser. Gain on sale of assets was $0.1 million for the nine months ended September 30, 2021, attributable to the sale of certain of our preclinical programs to a third party.

Interest income

Interest income was $0.1 million for the nine months ended September 30, 2022 and less than $0.1 million for the nine months ended September 30, 2021, primarily attributable to the increase of interest rate associated with our money market fund.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through September 30, 2022 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock and sales of our commercial and in-process research and development assets. As of September 30, 2022, we had unrestricted cash and cash equivalents of $13.1 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(1,557)	$137
Net cash provided by investing activities	445	144
Net cash provided by financing activities	—	239
Net (decrease) increase in cash and cash equivalents	$(1,112)	$520

Operating activities

Cash used in operating activities of $1.6 million during the nine months ended September 30, 2022 was primarily a result of our $1.1 million net loss from operations. The net loss was off set by stock-based compensation expense of $0.1 million, and also adjusted by $0.4 million gain on the sale of in-process research and development and a net decrease in accounts payable, accrued expenses and other of $0.1 million.

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

Investing activities

Cash provided by investing activities of $0.4 million and $0.1 million during the nine months ended September 30, 2022 and 2021, respectively, was due to proceeds from the sale of in-process research and development.

Financing activities

There was no cash provided by or used in financing activities during the nine months ended September 30, 2022. Cash provided by financing activities of $0.2 million during the nine months ended September 30, 2021 was due to proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: November 3, 2022	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Financial Officer)