Form 10-K
period 2022-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2023-03-09
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2022, was $57,237,893.

As of March 7, 2023, there were 14,255,104 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward‑looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
our rights to receive payments related to the accomplishment, if at all, of additional milestone events under the asset purchase and sale agreement with Ipsen S.A.;
•
our rights to receive payments related to the milestone events under the asset purchase agreement with Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), when expected or at all;
•
our cash runway and the sufficiency of our financial resources to fund our operations;
•
our estimates regarding expenses; and
•
our plans to seek to divest our few remaining product candidates.

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

The remaining up to $450.0 million in potential milestone payments resulting from the Ipsen sale consist of:

•
$225.0 million upon approval by the U.S. Food and Drug Administration, or FDA, of ONIVYDE for the first-line treatment of metastatic adenocarcinoma of the pancreas (“mPDAC”), subject to certain conditions;
•
$150.0 million upon approval by the FDA of ONIVYDE for the treatment of small-cell lung cancer after failure of first-line chemotherapy; and
•
$75.0 million upon approval by the FDA of ONIVYDE for an additional indication unrelated to those described above.

Ipsen has recently stated that it intends to file a supplemental New Drug Application with the U.S. Food and Drug Administration for Onivyde in combination with oxaliplatin plus 5-fluorouracil/leucovorin for the treatment of patients with previously untreated mPDAC following the Fast Track Designation granted in 2020.

Our remaining non-commercial assets, including our clinical and preclinical development programs, were not included in the Ipsen sale and all material other clinical and pre-clinical development programs have been sold, as described below.

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

On July 12, 2019, we completed the sale to Elevation, or the Elevation sale, of our anti-HER3 antibody programs, MM-121 (seribantumab) and MM-111 for potential use for patients with solid tumors of any origin that have an NRG1 fusion. In connection with the Elevation sale, we are eligible to receive up to $54.5 million in additional potential development, regulatory approval and commercial-based milestone payments, consisting of:

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

In January 2023, Elevation announced it is pausing further investment in the clinical development of seribantumab and intends to pursue further development only in collaboration with a partner. Elevation also announced that it intends to present additional interim data from its study of seribantumab in the first half of 2023.

On March 27, 2020, we entered into an Asset Purchase Agreement (the “Celator Asset Purchase Agreement”) with Celator Pharmaceuticals, Inc. (the “Buyer”), pursuant to which the Buyer agreed to purchase certain assets (the “Transferred Assets”) relating to certain of our preclinical nanoliposome programs (the “Transaction”). We completed the Transaction simultaneously with the execution of the Celator Asset Purchase Agreement for net proceeds of $2.1 million, which was recognized in fiscal 2020.

On September 15, 2021, we entered into an Asset Purchase Option Agreement (the “Assets Purchase Option Agreement”) with a third party, pursuant to which the third party agreed to obtain an exclusive option, to purchase one of our preclinical programs with a consideration of $0.5 million. Under the terms of the Assets Purchase Option Agreement, the third party paid to us the option fee of $0.1 million. The third party had the right to exercise the option within 24 months from September 15, 2021. We recognized a gain of $0.1 million related to the option fee payment for the year ended December 31, 2021. On January 18, 2022, the third party provided written notice to us of its intent to exercise such option and on March 1, 2022, we entered the Asset Purchase Option Agreement with the third party. The consideration of $0.5 million was paid to us and a gain of $0.5 million was recognized in March 2022.

On January 23, 2023, we entered into an Asset Purchase Option Agreement (the “Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”) to purchase one of the Company’s preclinical programs for total potential consideration of $0.7 million. Under the terms of the Option Agreement, the Purchaser paid to us the Option fee of $0.2 million in January 2023. The Purchaser may exercise the Option by July 23, 2023.

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

As of December 31, 2022, we had unrestricted cash and cash equivalents of $19.4 million. We expect that our cash and cash equivalents as of December 31, 2022 will be sufficient to continue our operations beyond 2027, which we estimate is beyond the latest date when the longest term potential milestones might be achieved.

We have a history of losses from our operations. We do not expect to be profitable from our operations in the future unless we receive potential future milestone payments, if any. As of December 31, 2022, we had an accumulated deficit of $547.6 million. Our net loss was $1.5 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. We do not expect to incur any research and development expenses going forward.

Asset Purchase Agreements

We are party to certain asset purchase agreements which provide for potentially significant milestone payments. We consider the following agreements to be material to our business.

Ipsen

On April 3, 2017, we completed the Ipsen sale. Pursuant to the Asset Purchase and Sale Agreement, dated as of January 7, 2017, (the "Ipsen Sale Agreement"), between us and Ipsen, Ipsen acquired our right, title and interest in the commercial business. Pursuant to the Ipsen Sale Agreement, we received $575.0 million in cash, plus a working capital adjustment of $5.7 million, and are eligible to receive up to $450.0 million in additional regulatory approval-based milestone payments. Ipsen has agreed pursuant to the Ipsen Sale Agreement to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications.

•
In November 2022, Ipsen announced the Phase III NAPOLI 3 trial of Onivyde® (irinotecan liposome injection) plus 5 fluorouracil/leucovorin and oxaliplatin (the “NALIRIFOX regimen”) met its primary endpoint demonstrating clinically meaningful and statistically significant improvement in overall survival compared to nab-paclitaxel plus gemcitabine in 770 previously untreated patients with mPDAC and key secondary efficacy outcome of progression-free survival (PFS) also showed significant improvement over the comparator arm. Ipsen also announced that the safety profile of Onivyde in the NAPOLI 3 trial was consistent with those observed in the previous phase I/II mPDAC study. Ipsen also stated that it intends to file a supplemental New Drug Application with the U.S. Food and Drug Administration for Onivyde in combination with oxaliplatin plus 5-fluorouracil/leucovorin for the treatment of patients with previously untreated mPDAC following the Fast Track Designation granted in 2020. In January 2023, Ipsen presented clinical trial results at the 2023 American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium. In February 2023 Ipsen provided guidance to investors that it intends to file a supplemental New Drug Application with the U.S. Food and Drug Administration during the first half of 2023 following the Fast Track Designation granted in 2020 for the use of Onivyde in combination with oxaliplatin plus 5-fluorouracil/leucovorin for the treatment of patients with previously untreated mPDAC.
•
In August 2022, Ipsen announced that the Phase III RESILIENT trial did not meet its primary endpoint of overall survival compared to topotecan. The trial is evaluating Onivyde® (irinotecan liposomal injection) versus topotecan in patients with small cell lung cancer, who have progressed on or after platinum-based first-line therapy treatment. RESILIENT is a Phase III trial conducted in two parts; the first part read out in 2020 confirming the safety, dosing and efficacy of Onivyde; part two is evaluating the efficacy of Onivyde versus topotecan. In the announcement, Ipsen indicated that detailed results from the RESILIENT trial will be presented at an upcoming medical conference. The analysis concluded that the primary endpoint overall survival was not met in patients treated with Onivyde versus topotecan. However, a doubling of the secondary endpoint of objective response rate in favor of Onivyde was observed. The safety and tolerability of Onivyde was consistent with its already-known safety profile, and no new safety concerns emerged. In the August 2022 announcement, Ipsen reported that the clinical study results will be communicated with the regulatory agency. Ipsen indicated that while the results from the analysis of the RESILIENT trial have not demonstrated an overall survival benefit with Onivyde in patients in second-line small cell lung cancer, it intends to analyze the data further before decisions regarding next steps are made. To date, there have been no further public announcements by Ipsen regarding these matters and it remains unclear as to whether Ipsen will continue to seek approval for the use of ONIVYDE in the small cell lung cancer application. If Ipsen elects not to proceed with seeking regulatory approval, or if regulatory approval is not obtained, we would not be entitled to the $150 million milestone payment tied to approval of Onivyde for treating small cell lung cancer.

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

In January 2023, Elevation announced it is pausing further investment in the clinical development of seribantumab and intends to pursue further development only in collaboration with a partner. Elevation also announced that it intends to present additional interim data from its study of seribantumab in the first half of 2023.

Intellectual Property

We own or control a very limited number of U.S. patents and patent applications and several corresponding foreign patents and patent applications. This intellectual property relates to several early stage programs that we are no longer advancing on our own, but that may be of value to one or more potential buyer or licensees. During 2023, we will continue to evaluate the usefulness of maintaining the current patent portfolio to our business.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, record keeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, biological products and medical devices, which does not relate directly to us, however could have an impact on Ipsen and Elevation.

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

In August 2022, Ipsen announced that the Phase III RESILIENT trial did not meet its primary overall survival endpoint compared to topotecan. The trial is evaluating Onivyde® (irinotecan liposomal injection) versus topotecan in patients with small cell lung cancer, who have progressed on or after platinum-based first-line therapy treatment. The analysis concluded that the primary overall survival endpoint was not met in patients treated with Onivyde versus topotecan. However, a doubling of the secondary endpoint of objective response rate in favor of Onivyde was observed. The safety and tolerability of Onivyde was consistent with its already-known safety profile, and no new safety concerns emerged. In the August 2022 announcement, Ipsen reported that the clinical study results will be communicated with the regulatory agency. Ipsen indicated that while the results from the analysis of the RESILIENT trial have not demonstrated an overall survival benefit with Onivyde in patients in second-line small cell lung cancer, Ipsen indicated that it intends to analyze the data further before decisions regarding next steps are made. To date, there have been no further public announcement by Ipsen regarding these matters and it remains unclear as to whether Ipsen will continue to seek approval for the use of ONIVYDE in the small cell lung cancer application. If Ipsen elects not to proceed with seeking regulatory approval, or regulatory approval is not obtained, we would not be entitled to the $150 million milestone payment tied to approval of Onivyde for small cell lung cancer.

In January 2023, Elevation announced it is pausing further investment in the clinical development of seribantumab and intends to pursue further development only in collaboration with a partner. Elevation also announced that it intends to present additional interim data from its study of seribantumab in the first half of 2023. If Elevation elects not to proceed with further investment in serbantumab, it is possible that Elevation may not achieve any further milestones and we would receive no milestone payments. If Elevation elects not to proceed with seeking regulatory approval, or regulatory approval is not obtained, we would not be entitled to the $54.5 million milestone payments tied to approval of seribantumab for patients with solid tumors of any origin that have an NRG1 fusion.

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

Since inception, we have incurred significant operating losses. Our net loss was $1.5 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $547.6 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. We had devoted substantially all of our efforts to research and development, including clinical trials and to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE.

Although we are not actively developing product candidates and do not have any current plans to do so, to become and remain profitable, we would need to succeed in realizing milestone payments from either or both of the Ipsen and Elevation agreements. We are not developing and commercializing products. We expect to dividend out to our stockholders all or substantially all of any milestone payments and we do not anticipate seeking to develop any new products with any of our existing cash or any future milestone payments we may receive. Our failure to achieve these potential milestone payments would depress the value of our company. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We might not be able to utilize our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2022, we had net operating loss carryforwards for federal and state income tax purposes of $215.0 million and $300.4 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2033. We also had available research and development credits for federal and state income tax purposes of approximately $28.7 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. We also had federal Orphan Drug Credits of approximately $122.7 million that begin to expire in 2031. These net operating loss and tax credit carryforwards could expire unused or could be unavailable to offset our future income tax liabilities. Under federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to this change in federal tax laws. If our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, the Ipsen sale was an installment sale given the potential milestone payments that could be received by us in future years. If we receive milestone payments in future years pursuant to the Ipsen sale, we will be liable for interest to the federal government pursuant to Internal Revenue Code section 453A and state governments pursuant to similar state tax provisions because it was an installment sale. The interest is compounding and is calculated based on the number of years between 2017 and the year the milestone payment is received by us. Any interest charges cannot be offset by net operating loss carryforwards or tax credits.

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

Our directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, own 36.8% of our capital stock, which includes shares held through funds managed by two of our directors. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could discourage, delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We entered into a Section 382 Rights Agreement (the "Rights Agreement"), on December 3, 2019, with Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent. The Rights Agreement was amended on December 2, 2022 to extend the term of the Rights Agreement through December 2, 2025. The Rights Agreement is intended to discourage acquisitions of our common stock which could result in a cumulative “ownership change” as defined under Section 382, thereby preserving our current ability to utilize net operating loss carryforwards to offset future income tax obligations, which would become subject to limitations if we were to experience an “ownership change,” as defined under Section 382. While this Rights Agreement is intended to preserve our current ability to utilize net operating loss carryforwards, it effectively deters current and future purchasers from accumulating 4.9% or more of our common stock, which could delay or discourage takeover attempts that our stockholders may consider favorable. In addition, if the share purchase rights issued pursuant to the Rights Agreement are exercised, it could materially and adversely affect the market price of our common stock.

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

Our stock price has been and in the future may be subject to substantial price volatility. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•
the timing and amount of potential milestone payments that we may receive from Ipsen and/or Elevation;
•
public disclosures by Ipsen and Elevation of the status and results of their clinical trials and Elevation’s ability to raise capital;
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

We have not historically declared or paid regular cash dividends on our common stock. Although our board of directors declared special cash dividends of $6.7 million, $20.0 million and $140.0 million, which were payable on December 23, 2019, September 5, 2019 and May 26, 2017, respectively, to stockholders of record as of the close of business on December 16, 2019, August 28, 2019 and May 17, 2017, respectively, we do not currently intend to pay any regular cash dividends in the foreseeable future unless we receive milestone payments from Ipsen or Elevation. In addition, the terms of any future debt agreements may in the future preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

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

Holders

As of February 28, 2023, there were approximately 91 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name. During the fourth quarter of 2022, officers, consultants and former employees and consultants exercised outstanding stock options to purchase 804,860 shares of our Class A common stock for net proceeds to us of $6.5 million.

Dividends

We do not currently intend to pay any regular cash dividends in the foreseeable future unless and until we receive any milestone payments from Ipsen or Elevation.

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

•
In November 2022, Ipsen announced the Phase III NAPOLI 3 trial of Onivyde® (irinotecan liposome injection) plus 5-fluorouracil/leucovorin and oxaliplatin (the “NALIRIFOX regimen”) met its primary endpoint demonstrating clinically meaningful and statistically significant improvement in overall survival compared to nab-paclitaxel plus gemcitabine in 770 previously untreated patients with metastatic pancreatic ductal adenocarcinoma (“mPDAC”) and key secondary efficacy outcome of progression-free survival (PFS) also showed significant improvement over the comparator arm. Ipsen also announced that the safety profile of Onivyde in the NAPOLI 3 trial was consistent with those observed in the previous phase I/II mPDAC study. Ipsen also stated that it intends to file a supplemental New Drug Application with the U.S. Food and Drug Administration for Onivyde in combination with oxaliplatin plus 5-fluorouracil/leucovorin for the treatment of patients with previously untreated mPDAC following the Fast Track Designation granted in 2020. In January 2023, Ipsen presented clinical trial results at the 2023 American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium. In February 2023 Ipsen provided guidance to investors that it intends to file a supplemental New Drug Application with the U.S. Food and Drug Administration during the first half of 2023 following the Fast Track Designation granted in 2020 for the use of Onivyde in combination with oxaliplatin plus 5-fluorouracil/leucovorin for the treatment of patients with previously untreated mPDAC.
•
In August 2022, Ipsen announced that the Phase III RESILIENT trial did not meet its primary endpoint of overall survival compared to topotecan. The trial is evaluating Onivyde® (irinotecan liposomal injection) versus topotecan in patients with small cell lung cancer, who have progressed on or after platinum-based first-line therapy treatment. RESILIENT is a Phase III trial conducted in two parts; the first part read out in 2020 confirming the safety, dosing and efficacy of Onivyde; part two is evaluating the efficacy of Onivyde versus topotecan. The analysis concluded that the primary endpoint overall survival was not met in patients treated with Onivyde versus topotecan. However, a doubling of the secondary endpoint of objective response rate in favor of Onivyde was observed. The safety and tolerability of Onivyde was consistent with its already-known safety profile, and no new safety concerns emerged. The clinical study results will be communicated with the regulatory agency. Ipsen indicated that while the results from the analysis of the RESILIENT trial have not demonstrated an overall survival benefit with Onivyde in patients in second-line small cell lung cancer, Ipsen intends to analyze the data further before decisions regarding next steps are made. To date, there have been no further public announcements by Ipsen regarding these matters and it remains unclear as to whether Ipsen will continue to seek approval for the use of ONIVYDE in the small cell lung cancer application. If Ipsen elects not to proceed with seeking regulatory approval, or if regulatory approval is not obtained, we would not be entitled to the $150 million milestone payment tied to approval of Onivyde for treating small cell lung cancer.

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

In January 2023, Elevation announced it is pausing further investment in the clinical development of seribantumab and intends to pursue further development only in collaboration with a partner. Elevation also announced that it intends to present additional interim data from its study of seribantumab in the first half of 2023.

On March 27, 2020, we entered into an Asset Purchase Agreement (the “Celator Asset Purchase Agreement”) with Celator Pharmaceuticals, Inc. (the “Buyer”), pursuant to which the Buyer agreed to purchase certain assets (the “Transferred Assets”) relating to certain of our preclinical nanoliposome programs (the “Transaction”). We completed the Transaction simultaneously with the execution of the Celator Asset Purchase Agreement. Under the terms of the Celator Asset Purchase Agreement, the Buyer paid to us a cash payment of $2.3 million and reimbursed us for $0.2 million related to certain specified expenses and to assume certain liabilities with respect to the Transferred Assets. We incurred $0.4 million expenses related to the Transaction.

On September 15, 2021, we entered into an Asset Purchase Option Agreement (the “Asset Purchase Option Agreement”) with a third party, pursuant to which the third party agreed to obtain an exclusive option, to purchase one of our preclinical programs with a consideration of $0.5 million. Under the terms of the Asset Purchase Option Agreement, the third party paid to us the option fee of $0.1 million. The third party had the right to exercise the option within 24 months from September 15, 2021. We recognized a gain of $0.1 million related to the option fee payment for the year ended December 31, 2021. On January 18, 2022, the third party provided written notice to us of its intent to exercise such option. On March 1, 2022, we entered the Asset Purchase Option Agreement with the third party. The consideration of $0.5 million was paid to us and a gain of $0.5 million was recognized in March 2022.

On January 23, 2023, we entered into an Asset Purchase Option Agreement (the “Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”) to purchase one of the Company’s preclinical programs with a consideration of $0.7 million. Under the terms of the Option Agreement, the Purchaser paid to us the Option fee of $0.2 million in January 2023. The Purchaser may exercise the Option prior to July 23, 2023.

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

As of December 31, 2022, we had unrestricted cash and cash equivalents of $19.4 million. We expect that our cash and cash equivalents as of December 31, 2022 will be sufficient to continue our operations beyond 2027, which we estimate is beyond the latest date when the longest-term potential Ipsen milestone may be achieved.

We have a history of losses from our operations. We do not expect to be profitable from our operations in the future unless we receive potential future milestone payments, if any. As of December 31, 2022, we had an accumulated deficit of $547.6 million. Our net loss was $1.5 million and $2.5 million for years ended December 31, 2022 and 2021, respectively. We do not expect to incur any research and development expenses going forward.

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

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

	Years Ended December 31,
(in thousands)	2022	2021
Operating expenses:
General and administrative expenses	$2,174	$2,616
Gain on sales of assets	(445)	(144)
Total operating expenses	1,729	2,472
Loss from operations	(1,729)	(2,472)
Interest income	188	20
Loss before income tax expense	(1,541)	(2,452)
Income tax expense	(3)	(3)
Net loss	$(1,544)	$(2,455)

General and administrative expenses

General and administrative expenses were $2.2 million for the year ended December 31, 2022 compared to $2.6 million for the year ended December 31, 2021, a decrease of $0.4 million, or 15%. This decrease was primarily attributable to the decrease in both share-based compensation expense and patent costs.

Gain on sales of assets

Gain on sale of assets was $0.5 million for the year ended December 31, 2022, primarily attributable to the fee to purchase one of our preclinical programs paid by a third party pursuant to the Asset Purchase Option Agreement. Gain on sale of assets was $0.1 million for the year ended December 31, 2021, attributable to the sale of certain of our preclinical programs to a third party.

Interest income

Interest income was $0.2 million for the year ended December 31, 2022 and less than $0.1 million for the year ended December 31, 2021, primarily attributable to the increase in our interest rate associated with our money market fund.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations from inception through December 31, 2022 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. Through December 31, 2022, we have received $580.7 million from the Ipsen sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations, $68.9 million of cash receipts related to ONIVYDE sales, $33.0 million in milestone payments related to the development and commercialization of ONIVYDE and $14.7 million in net borrowings pursuant to the loan agreement with Hercules. In 2022, we also received cash proceeds of $6.5 million from the exercise of stock options. As of December 31, 2022, we had unrestricted cash and cash equivalents of $19.4 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(1,742)	$(218)
Net cash provided by investing activities	445	144
Net cash provided by financing activities	6,533	239
Net increase in cash and cash equivalents	$5,236	$165

Operating activities

Cash used in operating activities was $1.7 million during the year ended December 31, 2022. The cash used in operating activities was primarily a result of our $1.5 million net loss and net decrease in assets and liabilities of $0.2 million. The net loss was adjusted by a net decrease in assets and liabilities of $0.2 million, which was primarily driven by decreases in prepaid expenses and other assets of $0.2 million. This decrease included non-cash adjustments of $0.4 million gain on the sale of in-process research and development assets, offset by $0.1 million of stock-based compensation expense.

Cash used in operating activities was $0.2 million during the year ended December 31, 2021. The cash used in operating activities was primarily a result of our $2.5 million net loss and net decrease in assets and liabilities of $0.2 million. The net loss was adjusted by a net decrease in assets and liabilities of $2.0 million, which was primarily driven by decreases in prepaid expenses and other assets of $2.2 million, partially offset by a decrease in accounts payable, accrued expenses and other of $0.2 million. This decrease included non-cash adjustments of $0.1 million gain on the sale of in-process research and development assets, offset by $0.4 million of stock-based compensation expense.

Investing activities

Cash provided by investing activities of $0.4 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively, was due to proceeds from the sale of in-process research and development.

Financing activities

Cash provided by financing activities of $6.5 million and $0.2 million during the years ended December 31, 2022 and 2021, respectively, was due to proceeds from the exercise of stock options.

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

Tax Loss Carryforwards

At December 31, 2022, we had net operating loss carryforwards for federal and state income tax purposes of $215.0 million and $300.4 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2033. We also had available research and development credits for federal and state income tax purposes of approximately $28.7 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2022, we also had available investment tax credits for state income tax purposes of less than $0.1 million which do not expire. We have orphan drug credits of $122.7 million, which begin to expire in 2031.

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

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. We completed an evaluation of ownership changes through November 16, 2022 to assess whether utilization of our net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. We believe we can utilize our tax attributes generated through November 16, 2022 as a result of the analysis. To the extent an ownership change has occurred after November 16, 2022 or occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

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

382 Rights Agreement

On December 3, 2019, we entered into a Section 382 Rights Agreement, or the Rights Agreement, with Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent. Pursuant to the Rights Agreement, on December 13, 2019, we issued a dividend of one preferred share purchase right, or a Right, for each share of our common stock to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series Z Junior Preferred Stock, par value $0.01 per share, or the Preferred Shares, at a price of $18.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement. In December 2022, we extended the term of the Rights Plan through December 2, 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.5*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act

4.5.1*	First Amendment to Section 382 Rights Agreement

10.1#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.3#	2021 Incentive Award Plan (as set forth on Annex A in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, filed on April 22, 2021)

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

MERRIMACK PHARMACEUTICALS, INC.

Date: March 9, 2023	By:	/s/ Gary L. Crocker
Gary L. Crocker President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Crocker	President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)	March 9, 2023
Gary L. Crocker

/s/ Eric D. Andersen	Director	March 9, 2023
Eric D. Andersen

/s/ Noah G. Levy	Director	March 9, 2023
Noah G. Levy

/s/ Ulrik B. Nielsen, Ph.D.	Director	March 9, 2023
Ulrik B. Nielsen, Ph.D.

/s/ Ana Radeljevic	Director	March 9, 2023
Ana Radeljevic

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Merrimack Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merrimack Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, MA

March 9, 2023

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$19,439	$14,203
Prepaid expenses and other current assets	389	480
Total current assets	19,828	14,683
Other assets	8	66
Total assets	$19,836	$14,749
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$589	$562
Total current liabilities	589	562
Total liabilities	589	562
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2022 and 2021 no shares issued or outstanding at December 31, 2022 or 2021	—	—
Common stock, $0.01 par value: 30,000 shares authorized at December 31, 2022 and 2021; 14,215 and 13,410 shares issued and outstanding at December 31, 2022 and 2021	1,342	1,334
Additional paid-in capital	565,541	558,945
Accumulated deficit	(547,636)	(546,092)
Total stockholders’ equity	19,247	14,187
Total liabilities and stockholders’ equity	$19,836	$14,749

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021
Operating expenses:
General and administrative expenses	$2,174	$2,616
Gain on sales of assets	(445)	(144)
Total operating expenses	1,729	2,472
Loss from operations	(1,729)	(2,472)
Other income and expenses:
Interest income	188	20
Loss before income tax expense	(1,541)	(2,452)
Income tax expense	(3)	(3)
Net loss and comprehensive loss	(1,544)	(2,455)
Net loss per common share - basic and diluted	$(0.11)	$(0.18)
Weighted-average common shares used to compute basic and diluted net loss per common share	13,524	13,407

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2021	13,380	$1,334	$558,309	$(543,637)	$16,006
Exercise of stock options	30	—	239	—	239
Stock-based compensation	—	—	397	—	397
Net loss	—	—	—	(2,455)	(2,455)
Balance at December 31, 2021	13,410	$1,334	$558,945	$(546,092)	$14,187
Exercise of stock options	805	8	6,525	—	6,533
Stock-based compensation	—	—	71	—	71
Net loss	—	—	—	(1,544)	(1,544)
Balance at December 31, 2022	14,215	$1,342	$565,541	$(547,636)	$19,247

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(1,544)	$(2,455)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sales of in-process research and development	(445)	(144)
Stock-based compensation expense	71	397
Changes in operating assets and liabilities:
Prepaid expenses and other assets	149	2,192
Accounts payable, accrued expenses and other	27	(208)
Net cash used in operating activities	(1,742)	(218)
Cash flows from investing activities
Proceeds from sale of in-process research and development assets	445	144
Net cash provided by investing activities	445	144
Cash flows from financing activities
Proceeds from exercise of options	6,533	239
Net cash provided by financing activities	6,533	239
Net increase in cash and cash equivalents	5,236	165
Cash and cash equivalents, beginning of period	14,203	14,038
Cash and cash equivalents, end of period	$19,439	$14,203

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

On September 15, 2021, the Company entered into an Asset Purchase Option Agreement (the "Asset Purchase Option Agreement") with a third party, pursuant to which the third party agreed to obtain an exclusive option, to purchase one of the Company’s preclinical programs with a consideration of $0.5 million. Under the terms of the Asset Purchase Option Agreement, the third party paid to the Company the option fee of $0.1 million. The third party may exercise the option within 24 months from September 15, 2021. The Company recognized a gain of $0.1 million related to the option fee payment for the year ended December 31, 2021. On January 18, 2022, the third party provided written notice to the Company of its intent to exercise such option. On March 1, 2022 the Company and the third party entered into the Asset Purchase Option Agreement. The consideration of $0.5 million was paid to the Company and a gain of $0.5 million was recognized in March 2022.

On January 23, 2023, the Company entered into an Asset Purchase Option Agreement (the “Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”) to purchase one of the Company’s preclinical programs with a consideration of $0.7 million. Under the terms of the Option Agreement, the Purchaser paid to the Company the Option fee of $0.2 million in January 2023. The Purchaser may exercise the Option prior to July 23, 2023.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2022, the Company had an accumulated deficit of $547.6 million. During the year ended December 31, 2022, the Company incurred a net loss of $1.5 million and used $1.7 million of cash in operating activities. The Company expects to continue to generate operating losses in the foreseeable future. Based on current projections, the Company expects that its cash and cash equivalents of $19.4 million at December 31, 2022 will allow the Company to continue its operations beyond 2027, which the Company estimates is beyond the latest date that the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed, or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the years ended December 31, 2022 and 2021, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of December 31, 2022 and 2021.

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

2. Net Loss Per Common Share

The stock options are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2022 and 2021 causes such securities to be anti-dilutive. Securities excluded from the calculation of diluted loss per share are shown in the chart below:

	Years Ended December 31,
(in thousands)	2022	2021
Outstanding options to purchase common stock	824	1,778

3. Fair Value of Financial Instruments

The Company’s cash and cash equivalents, accounts receivable, prepaid expenses, and other current assets, accounts payable, accrued expenses and variable interest rate note payable are recorded at cost, which approximates fair value due to their short-term nature.

The following tables summarize assets measured at fair value on a recurring basis as of December 31, 2022 and 2021 and the input categories associated with those assets:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,148	$—	$—
Totals	$18,148	$—	$—

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$12,934	$—	$—
Totals	$12,934	$—	$—

There were no liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2022 and 2021 consisted of the following:

	December 31,
(in thousands)	2022	2021
Accounts payable	$188	$120
Accrued goods and services	139	167
Accrued clinical trial costs	71	84
Others	191	191
Total accounts payable, accrued expenses and other	$589	$562

5. Common Stock

As of December 31, 2022 and 2021, the Company had 30.0 million shares of $0.01 par value common stock authorized. There were approximately 14.2 million and 13.4 million shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively.

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

The Rights were due to expire on the earlier of (i) the close of business on December 2, 2022, (ii) the close of business on the date that the Board determines that (A) the Rights Agreement is no longer necessary or desirable for the preservation of the Tax Benefits or (B) the Tax Benefits have been fully utilized and may no longer be carried forward, (iii) the time at which the Rights are redeemed, (iv) the time at which the Rights are exchanged, and (v) if the Rights Agreement has not been approved by the stockholders prior to the conclusion of the Company’s 2020 annual meeting, the close of business on such date. On December 2, 2022, the Rights Agreement was extended and will expire on December 2, 2025, but would terminate at the time of the Company’s 2023 annual meeting if the extension is not approved by the Company’s shareholders at that annual meeting.

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

6. Stock-Based Compensation

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

The Company initially reserved 275,000 of its common stock for the issuance of awards under the 2021 Plan. There were 22,000 options granted during each of the years ended December 31, 2022 and 2021 under the 2021 Plan. The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2022 and 2021 was $3.11 and $3.68, respectively. At December 31, 2022, there were 231,000 shares remaining available for grant under the 2021 Plan.

Stock options granted to non-employee directors in 2022 and 2021 vest over a one-year period, ending on the earlier of the one-year anniversary of the grant date or the day prior to the Company’s next annual meeting of stockholders after the grant date.

The fair value of stock options granted to employees during the years ended December 31, 2022 and 2021 was estimated at the date of grant using the following assumptions:

	Years Ended December 31,
	2022	2021
Risk-free interest rate	3.03%	0.73%
Expected dividend yield	0%	0%
Expected term	5.2 years	5.2 years
Expected volatility	68.02%	68.48%

The Company uses the simplified method to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its stock options. Under this approach, the expected term is calculated to be the average of the ten-year contractual term of the option and the weighted-average vesting term of the option, taking into consideration multiple vesting tranches. The computation of expected volatility is based on the historical volatility of the Company. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date and is adjusted quarterly to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period. The Company recognized stock-based compensation expense of $0.1 million and $0.4 million during the years ended December 31, 2022 and 2021, respectively.

The following table summarizes stock option activity during the year ended December 31, 2022:

(in thousands, except per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,778	$11.46	5.32	$148
Granted	22	$5.20
Exercised	(805)	$8.12
Forfeited	(171)	$23.18
Outstanding at December 31, 2022	824	$12.38	4.28	$2,498
Vested and expected to vest at December 31, 2022	824	$12.38	4.28	$2,498
Exercisable at December 31, 2022	813	$12.48	4.21	$2,429

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2022 and 2021 was $3.0 million and less than $0.1 million, respectively.

As of December 31, 2022, there was less than $0.1 million of total unrecognized stock-based compensation expense related to unvested employee stock options. The Company expects to recognize this expense over a weighted-average period of approximately 0.3 years.

7. Income Taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between operations and other categories of earnings, such as discontinued operations. In periods in which there is pre-tax loss from operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate to operations an income tax benefit for the loss in operations with an offsetting income tax expense to discontinued operations.

For the years ended December 31, 2022 and 2021, the Company recognized an income tax expense less than $0.1 million.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2022	2021
Federal income tax at statutory federal rate	21.0%	21.0%
State taxes	6.1	4.9
Permanent differences	—	0.3
Stock-based compensation	(2.8)	0.1
Tax credits	(6.5)	0.1
Recapture of tax credits	0.0	0.0
Other	(0.1)	1.3
Change in valuation allowance	(17.9)	(27.8)
Total	(0.2)%	(0.1)%

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

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating losses	$64,135	$62,619
Capitalized research and development expenses	141	282
Credit carryforwards	167,397	167,498
Deferred compensation	1,181	1,993
Election out of installment method	820	956
Accrued expenses	44	44
Other temporary differences	621	672
Installment sale tax basis	15,869	15,869
Total gross deferred tax assets	250,208	249,933
Valuation allowance	(250,208)	(249,933)
Net deferred tax assets	$—	$—

At December 31, 2022, the Company had net operating loss carryforwards for federal and state income tax purposes of $215.0 million and $300.4 million, respectively. The Company's existing federal and state net operating loss carryforwards begin to expire in 2034 and 2033, respectively. The Company also had available research and development credits for federal and state income tax purposes of approximately $28.7 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2022 and 2025, respectively. As of December 31, 2022, the Company also had available investment tax credits for state income tax purposes of less than $0.1 million which do not expire. The Company has orphan drug credits of $122.7 million, which begin to expire in 2031.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company completed an evaluation of ownership changes through November 16, 2022 to assess whether utilization of the Company’s net operating loss or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company believes it can utilize its tax attributes generated through November 16, 2022 as a result of the analysis. To the extent an ownership change has occurred after November 16, 2022 or occurs in the future, the net operating loss and tax credit carryforwards may be subject to limitation.

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

As of December 31, 2022, the Company has evaluated the positive and negative evidence bearing upon the realizability of its remaining deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets. The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2022 and 2021 was as follows:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
December 31, 2021	$249,252	$681	$—	$249,933
December 31, 2022	249,933	275	—	250,208

The change in the valuation allowance in the year ended December 31, 2022 primarily relates to the net operating loss deferred tax assets generated for the current year.

8. Subsequent Events

The Company and Purchaser entered into the Option Agreement dated January 23, 2023 (see Note 1 for further details), pursuant to which the Company granted to Purchaser an exclusive option during a fixed period of time to negotiate a definitive asset purchase agreement to acquire one of the Company's preclinical programs. In January 2023, the Company received payment of the Option fee from the Purchaser.