Form 10-Q
period 2023-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2023-05-04
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 14,260,104 shares of Common Stock, $0.01 par value per share, outstanding.

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
•
our estimates regarding expenses;
•
our plans to seek to divest our remaining product candidate; and
•
other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, and in the documents incorporated by reference herein and therein.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$19,401	$19,439
Prepaid expenses and other current assets	227	389
Total current assets	19,628	19,828
Other assets	7	8
Total assets	$19,635	$19,836
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$463	$589
Total current liabilities	463	589
Total liabilities	463	589
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued or outstanding at March 31, 2023 or December 31, 2022	—	—
Common stock, $0.01 par value: 30,000 shares authorized at March 31, 2023 and December 31, 2022; 14,255 and 14,215 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,343	1,342
Additional paid-in capital	565,736	565,541
Accumulated deficit	(547,907)	(547,636)
Total stockholders’ equity	19,172	19,247
Total liabilities and stockholders’ equity	$19,635	$19,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Operating expenses:
General and administrative expenses	$586	$577
Gain on sale of in-process research and development	(139)	(445)
Total operating expenses	447	132
Loss from operations	(447)	(132)
Other income:
Interest income	176	—
Total other income	176	—
Net loss and comprehensive loss	$(271)	$(132)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)
Weighted-average common shares used to compute basic and diluted net loss per common share	14,252	13,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	14,215	$1,342	$565,541	$(547,636)	$19,247
Exercise of stock options	40	1	178	—	179
Stock-based compensation	—	—	17	—	17
Net loss	—	—	—	(271)	(271)
Balance at March 31, 2023	14,255	$1,343	$565,736	$(547,907)	$19,172

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	13,410	$1,334	$558,945	$(546,092)	$14,187
Stock-based compensation	—	—	20	—	20
Net loss	—	—	—	(132)	(132)
Balance at March 31, 2022	13,410	$1,334	$558,965	$(546,224)	$14,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(271)	$(132)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of in-process research and development	(139)	(445)
Stock-based compensation expense	17	20
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	162	162
Accounts payable, accrued expenses and other	(126)	2
Other assets	1	39
Net cash used in operating activities	(356)	(354)
Cash flows from investing activities
Net proceeds from sale of in-process research and development	139	445
Net cash provided by investing activities	139	445
Cash flows from financing activities
Proceeds from exercise of stock options	179	—
Net cash provided by financing activities	179	—
Net (decrease) increase in cash and cash equivalents	(38)	91
Cash and cash equivalents, beginning of period	19,439	14,203
Cash and cash equivalents, end of period	$19,401	$14,294

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

The $450.0 million in contingent milestone payments resulting from the Ipsen Sale consist of:

•
$225.0 million upon approval by the U.S. Food and Drug Administration (“FDA”) of ONIVYDE® for the first-line treatment of metastatic adenocarcinoma of the pancreas (“mPDAC”), subject to certain conditions;
•
$150.0 million upon approval by the FDA of ONIVYDE® for the treatment of small-cell lung cancer after failure of first-line chemotherapy; and
•
$75.0 million upon approval by the FDA of ONIVYDE® for an additional indication unrelated to those described above.

In February 2023, Ipsen provided guidance to investors that it intends to file a supplemental New Drug Application with the U.S. Food and Drug Administration during the first half of 2023 following the Fast Track Designation granted in 2020 for the use of Onivyde in combination with oxaliplatin plus 5-fluorouracil/leucovorin for the treatment of patients with previously untreated mPDAC.

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

In January 2023, Elevation announced it is pausing further investment in the clinical development of seribantumab and intends to pursue further development only in collaboration with a partner. On March 14, 2023, Elevation Oncology announced that it would be presenting two posters on NRG1 fusions, including updated data from the Phase 2 CRESTONE study evaluating seribantumab in patients with solid tumors harboring NRG1 fusions at the American Association for Cancer Research (AACR) Annual Meeting 2023, held April 14-19, 2023.

On September 15, 2021, the Company entered into an Asset Purchase Option Agreement (the "Asset Purchase Option Agreement") with a third party, pursuant to which the third party agreed to obtain an exclusive option, to purchase one of the Company’s preclinical programs with a consideration of $0.5 million. Under the terms of the Asset Purchase Option Agreement, the third party paid to the Company the option fee of $0.1 million. The third party had the right to exercise the option within 24 months from September 15, 2021. The Company recognized a gain of $0.1 million related to the option fee payment for the year ended

December 31, 2021. On January 18, 2022, the third party provided written notice to the Company of its intent to exercise such option. On March 1, 2022 the Company and the third party entered into the Asset Purchase Agreement. The consideration of $0.5 million was paid to the Company and a gain of $0.5 million was recognized in March 2022.

On January 23, 2023, the Company entered into another Asset Purchase Option Agreement (the “Option Agreement”) with another third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”) to purchase one of the Company’s preclinical programs with a consideration of $700 thousand. Under the terms of the Option Agreement, the Purchaser paid to the Company the Option fee of $150 thousand and the Company incurred transaction costs of $11 thousand. A net gain of $139 thousand was recognized in January 2023. The Purchaser may exercise the Option prior to July 23, 2023.

Our remaining non-commercial assets, including our clinical and preclinical development programs, and all material other clinical and pre-clinical development programs have been sold with the exception of one program under the Option Agreement.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2023, the Company had an accumulated deficit of $547.9 million. During the three months ended March 31, 2023, the Company incurred net loss of $0.3 million and used $0.4 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents of $19.4 million at March 31, 2023 will allow the Company to continue its operations beyond 2027, which the Company estimates is beyond the latest date that the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

The Company expects that it would seek to finance any future cash needs through a combination of divestitures of its rights under the Ipsen and Elevation agreements, equity offerings and debt financings. There can be no assurance as to the timing, terms or consummation of any divestiture or financing, and the terms of any such financing may adversely affect the holdings or the rights of the Company’s stockholders or require the Company to relinquish rights to certain of its revenue streams or product candidates.

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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements for the year ended December 31, 2022, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, its statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and its statements of cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in the notes related to the three months ended March 31, 2023 and 2022 are unaudited. The results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023.

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

3. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,175	$—	$—
Totals	$18,175	$—	$—

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,148	$—	$—
Totals	$18,148	$—	$—

There were no liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2023 and December 31, 2022 consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accounts payable	$89	$188
Accrued goods and services	137	139
Accrued clinical trial costs	46	71
Others	191	191
Total accounts payable, accrued expenses and other	$463	$589

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

There were no options granted during each of the three months ended March 31, 2023 and 2022 under 2021 Plan. At March 31, 2023, there were 231,000 shares remaining available for grant under the 2021 Plan.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 is $0.3 million. There were no options exercised during the three months ended March 31, 2022.

The Company recognized stock-based compensation expense of $17 thousand and $20 thousand in general and administrative expense during the three months ended March 31, 2023 and 2022, respectively.

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

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2023 and 2022 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three months ended March 31, 2023 and 2022 are shown in the chart below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Outstanding options to purchase common stock	695	1,778

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

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

In January 2023, Elevation announced it is pausing further investment in the clinical development of seribantumab and intends to pursue further development only in collaboration with a partner. On March 14, 2023, Elevation Oncology announced that it would be presenting two posters on NRG1 fusions, including updated data from the Phase 2 CRESTONE study evaluating seribantumab in patients with solid tumors harboring NRG1 fusions at the American Association for Cancer Research (AACR) Annual Meeting 2023, held April 14-19, 2023.

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

On September 15, 2021, we entered into an Asset Purchase Option Agreement (the “Asset Purchase Option Agreement”) with a third party, pursuant to which the third party obtained an exclusive option, to purchase one of our preclinical programs with a consideration of $0.5 million. Under the terms of the Asset Purchase Option Agreement, the third party paid to us the option fee of $0.1 million.. On March 1, 2022, the third party exercised the option and we received consideration of $0.5 million and a gain of $0.5 million was recognized in March 2022.

On January 23, 2023, we entered into an Asset Purchase Option Agreement (the “Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”) to purchase one of the Company’s preclinical programs with a consideration of $700 thousand. Under the terms of the Option Agreement, the Purchaser paid to us the Option fee of $150 thousand and we incurred transaction cost of $11 thousand. A net gain of $139 thousand was recognized in January 2023. The Purchaser may exercise the Option prior to July 23, 2023.

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

As of March 31, 2023, we had unrestricted cash and cash equivalents of $19.4 million. We expect that our cash and cash equivalents as of March 31, 2023 will be sufficient to continue our operations beyond 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

As of March 31, 2023, we had an accumulated deficit of $547.9 million. Our net loss from our continuing operations was $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. We do not expect to have any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 9, 2023, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2022. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating expenses:
General and administrative expenses	$586	$577
Gain on sale of assets	(139)	(445)
Total operating expenses	447	132
Loss from operations	(447)	(132)
Interest income	176	—
Net loss	$(271)	$(132)

General and administrative expenses

General and administrative expenses were $0.6 million for the three months ended March 31, 2023 and 2022, no significant changes during the three months ended March 31, 2023.

Gain on sale of assets

Gain on sale of assets was $0.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, attributable to the sale of certain of our preclinical programs to third parties.

Interest income

Interest income was $0.2 million for the three months ended March 31, 2023 and nil for the three months ended March 31, 2022, primarily attributable to the increase of interest rate associated with our money market fund.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through March 31, 2023 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock, sales of our commercial and in-process research and development assets and exercise of stock options. As of March 31, 2023, we had unrestricted cash and cash equivalents of $19.4 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(356)	$(354)
Net cash provided by investing activities	139	445
Net cash provided by financing activities	179	—
Net (decrease) increase in cash and cash equivalents	$(38)	$91

Operating activities

Cash used in operating activities of $0.4 million during the three months ended March 31, 2023 was primarily a result of our $0.3 million net loss from operations. The net loss was adjusted by $0.1 million gain on the sale of in-process research and development, a decrease in accounts payable, accrued expenses and other of $0.1 million and offset by a net decrease in prepaid expenses and other current assets of $0.2 million.

Cash used in operating activities of $0.4 million during the three months ended March 31, 2022 was primarily a result of our $0.1 million net loss from operations. The net loss was adjusted by a $0.4 million gain on the sale of in-process research and development assets and offset by a net decrease in prepaid expense and other assets of $0.2 million.

Investing activities

Cash provided by investing activities of $0.1 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively, was due to proceeds from the sale of in-process research and development.

Financing activities

Cash provided by financing activities of $0.2 million during the three months ended March 31, 2023 was due to proceeds from the exercise of stock options. There was no cash provided by or used in financing activities during the three months ended March 31, 2022.

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023 (the “2022 Annual Report on Form 10-K”). There have been no material changes from the risk factors previously disclosed in the 2022 Annual Report on Form 10-K except for the following.

Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was shut down by the California Department of Financial Protection and Innovation ("CDFPI"). CDFPI took over possession of SVB and appointed the U.S. Federal Deposit Insurance Corporation as receiver. Similarly, other institutions have been and may continue to be swept into receivership. We have no borrowing or uninsured deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and to our industry.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: May 4, 2023	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Financial Officer)