Form 10-Q
period 2023-06-30
MERRIMACK PHARMACEUTICALS INC
filed 2023-08-03
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 14,320,953 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,131	$19,439
Short-term investments	8,837	—
Prepaid expenses and other current assets	474	389
Total current assets	19,442	19,828
Other assets	6	8
Total assets	$19,448	$19,836
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$411	$589
Total current liabilities	411	589
Total liabilities	411	589
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued or outstanding at June 30, 2023 or December 31, 2022	—	—
Common stock, $0.01 par value: 30,000 shares authorized at June 30, 2023 and December 31, 2022; 14,321 and 14,215 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,343	1,342
Additional paid-in capital	565,992	565,541
Accumulated deficit	(548,298)	(547,636)
Total stockholders’ equity	19,037	19,247
Total liabilities and stockholders’ equity	$19,448	$19,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Operating expenses:
General and administrative expenses	$569	$486	$1,155	$1,063
Gain on sale of in-process research and development	—	—	(139)	(445)
Total operating expenses	569	486	1,016	618
Loss from operations	(569)	(486)	(1,016)	(618)
Other income:
Interest income	178	8	354	8
Total other income	178	8	354	8
Net loss and comprehensive loss	$(391)	$(478)	$(662)	$(610)
Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.05)
Weighted-average common shares used to compute basic and diluted net loss per common share	14,294	13,410	14,273	13,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	14,215	$1,342	$565,541	$(547,636)	$19,247
Exercise of stock options	40	1	178	—	179
Stock-based compensation	—	—	17	—	17
Net loss	—	—	—	(271)	(271)
Balance at March 31, 2023	14,255	$1,343	$565,736	$(547,907)	$19,172
Exercise of stock options	66	—	209	—	209
Stock-based compensation	—	—	47	—	47
Net loss	—	—	—	(391)	(391)
Balance at June 30, 2023	14,321	$1,343	$565,992	$(548,298)	$19,037

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	13,410	$1,334	$558,945	$(546,092)	$14,187
Stock-based compensation	—	—	20	—	20
Net loss	—	—	—	(132)	(132)
Balance at March 31, 2022	13,410	$1,334	$558,965	$(546,224)	$14,075
Stock-based compensation	—	—	17	—	17
Net loss	—	—	—	(478)	(478)
Balance at June 30, 2022	13,410	$1,334	$558,982	$(546,702)	$13,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(662)	$(610)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of in-process research and development	(139)	(445)
Accretion on short-term investments	(26)	—
Stock-based compensation expense	64	37
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(85)	(210)
Accounts payable, accrued expenses and other	(178)	(121)
Other assets	2	56
Net cash used in operating activities	(1,024)	(1,293)
Cash flows from investing activities
Net proceeds from sale of in-process research and development	139	445
Purchases of short-term investments	(8,811)	—
Net cash (used in) provided by investing activities	(8,672)	445
Cash flows from financing activities
Proceeds from exercise of stock options	388	—
Net cash provided by financing activities	388	—
Net decrease in cash and cash equivalents	(9,308)	(848)
Cash and cash equivalents, beginning of period	19,439	14,203
Cash and cash equivalents, end of period	$10,131	$13,355

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

The $450.0 million in contingent milestone payments resulting from the Ipsen Sale consist of:

•
$225.0 million upon approval by the U.S. Food and Drug Administration (“FDA”) of ONIVYDE® for the first-line treatment of metastatic pancreatic ductal adenocarcinoma (“mPDAC”), subject to certain conditions;
•
$150.0 million upon approval by the FDA of ONIVYDE® for the treatment of small-cell lung cancer after failure of first-line chemotherapy; and
•
$75.0 million upon approval by the FDA of ONIVYDE® for an additional indication unrelated to those described above.

In June 2023, Ipsen announced that the U.S. Food and Drug Administration (FDA) had accepted its supplemental new drug application (sNDA) Onivyde® (irinotecan liposome injection) plus 5 fluorouracil/leucovorin and oxaliplatin (NALIRIFOX regimen) as a potential first-line treatment for mPDAC and that the FDA had provided a Prescription Drug User Fee Act expected goal date of February 13, 2024 for review of the application.

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

On September 15, 2021, the Company entered into an Asset Purchase Option Agreement (the "Asset Purchase Option Agreement") with a third party, pursuant to which the third party agreed to obtain an exclusive option, to purchase one of the Company’s preclinical programs with a consideration of $0.5 million. Under the terms of the Asset Purchase Option Agreement, the third party paid to the Company the option fee of $0.1 million. The third party had the right to exercise the option within 24 months from September 15, 2021. The Company recognized a gain of $0.1 million related to the option fee payment for the year ended December 31, 2021. On January 18, 2022, the third party provided written notice to the Company of its intent to exercise such option. On March 1, 2022 the Company and the third party entered into the Asset Purchase Agreement. The consideration of $0.5 million was paid to the Company and a net gain of $0.4 million was recognized in March 2022.

On January 23, 2023, the Company entered into another Asset Purchase Option Agreement (the “Option Agreement”) with another third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”) to purchase one of the Company’s preclinical programs with a consideration of $0.7 million. Under the terms of the Option Agreement, the Purchaser paid to the Company the Option fee of $0.2 million and the Company incurred transaction costs less than $0.1 million. A net gain of $0.1 million was recognized in January 2023. The Purchaser decided not to exercise the Option in July 2023.

Our remaining non-commercial assets, including our clinical and preclinical development programs, and all material other clinical and pre-clinical development programs have been sold with the exception of one program.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2023, the Company had an accumulated deficit of $548.3 million. During the six months ended June 30, 2023, the Company incurred a net loss of $0.7 million and used $1.0 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents and short-term investment of $19.0 million at June 30, 2023 will allow the Company to continue its operations beyond 2027, which the Company estimates is beyond the latest date that the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements for the year ended December 31, 2022, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, its statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and its statements of cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in the notes related to the three and six months ended June 30, 2023 and 2022 are unaudited. The results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

3. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,680	$—	$—
Treasury bills	—	2,996	—
Totals	$6,680	$2,996	$—

Short-term investments:
Treasury bills and note	$—	$8,837	$—
Totals	$—	$8,837	$—

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,148	$—	$—
Totals	$18,148	$—	$—

There were no liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

The following table summarizes the carrying values and fair values of the Company's financial instruments:

	June 30, 2023
(in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Treasury bills and note	$8,837	$—	$8,837	$—	$—	$8,837
Total short-term investments	$8,837	$—	$8,837	$—	$—	$8,837

As of December 31, 2022, the Company did not hold any short-term investments. The Company has investments in U.S. Treasury Bills and U.S. Treasury Note as of June 30, 2023, some of which mature over a period greater than 90 days but within one year and are classified as short-term investments. The U.S. Treasury Bills and U.S. Treasury Note are carried at amortized cost and classified as held to maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the

U.S. Treasury Bills and U.S. Treasury Note are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills and U.S. Treasury Note is recognized in interest income in the Company’s condensed consolidated statement of operations.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of June 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accounts payable	$80	$188
Accrued goods and services	94	139
Accrued clinical trial costs	46	71
Others	191	191
Total accounts payable, accrued expenses and other	$411	$589

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

There were 22,000 options granted during each of the six month periods ended June 30, 2023 and 2022 under the 2021 Plan. At June 30, 2023, there were 209,000 shares remaining available for grant under the 2021 Plan.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2023 is $0.6 million and $0.9 million, respectively. There were no options exercised during the three and six months ended June 30, 2022.

The Company recognized stock-based compensation expense of $47 thousand and $64 thousand for the three and six months ended June 30, 2023, respectively, and $17 thousand and $37 thousand for the three and six months ended June 30, 2022, respectively, which are included in general and administrative expense on the accompanying condensed consolidated statement of operations and comprehensive loss.

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

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2023 and 2022 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2023 and 2022 are shown in the chart below:

	Three and Six Months Ended June 30,
(in thousands)	2023	2022
Outstanding options to purchase common stock	641	1,797

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

•
In November 2022, Ipsen announced the Phase III NAPOLI 3 trial of Onivyde® (irinotecan liposome injection) plus 5-fluorouracil/leucovorin and oxaliplatin (the “NALIRIFOX regimen”) met its primary endpoint demonstrating clinically meaningful and statistically significant improvement in overall survival compared to nab-paclitaxel plus gemcitabine in 770 previously untreated patients with metastatic pancreatic ductal adenocarcinoma (“mPDAC”) and key secondary efficacy outcome of progression-free survival (PFS) also showed significant improvement over the comparator arm. Ipsen also announced that the safety profile of Onivyde in the NAPOLI 3 trial was consistent with those observed in the previous phase I/II mPDAC study. Ipsen also stated that it intends to file a supplemental New Drug Application with the U.S. Food and Drug Administration for Onivyde in combination with oxaliplatin plus 5-fluorouracil/leucovorin for the treatment of patients with previously untreated mPDAC following the Fast Track Designation granted in 2020. In January 2023, Ipsen presented clinical trial results at the 2023 American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium. In June 2023, Ipsen announced that the U.S. Food and Drug Administration (FDA) had accepted its supplemental new drug application (sNDA) Onivyde® (irinotecan liposome injection) plus 5 fluorouracil/leucovorin and oxaliplatin (NALIRIFOX regimen) as a potential first-line treatment for metastatic pancreatic ductal adenocarcinoma (mPDAC) and that the FDA had provided a Prescription Drug User Fee Act goal date of 13 February 2024 for review of the application.
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

On January 23, 2023, we entered into an Asset Purchase Option Agreement (the “Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”) to purchase one of the Company’s preclinical programs with a consideration of $700 thousand. Under the terms of the Option Agreement, the Purchaser paid to us the Option fee of $150 thousand and we incurred transaction cost of $11 thousand. A net gain of $139 thousand was recognized in January 2023. The Purchaser decided not to exercise the Option in July 2023.

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

As of June 30, 2023, we had unrestricted cash and cash equivalents and short-term investment of $19.0 million. We expect that our cash and cash equivalents and short-term investment as of June 30, 2023 will be sufficient to continue our operations beyond 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

As of June 30, 2023, we had an accumulated deficit of $548.3 million. Our net loss from our continuing operations was $0.7 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. We do not expect to have any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

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

Interest income

Interest income consists primarily of interest income associated with our money market fund and short-term investment.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
(in thousands)	2023	2022
Operating expenses:
General and administrative expenses	$569	$486
Total operating expenses	569	486
Loss from operations	(569)	(486)
Interest income	178	8
Net loss	$(391)	$(478)

General and administrative expenses

General and administrative expenses were $0.6 million for the three months ended June 30, 2023 compared to $0.5 million for the three months ended June 30, 2022, an increase of $0.1 million, or 17%. This increase was primarily attributable to the increase in the share-based compensation expense.

Interest income

Interest income was $0.2 million for the three months ended June 30, 2023 and nil for the three months ended June 30, 2022, primarily attributable to the increase of interest rate associated with our money market fund and interest income earned from U.S. Treasury Bills and U.S. Treasury Note.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating expenses:
General and administrative expenses	$1,155	$1,063
Gain on sale of assets	(139)	(445)
Total operating expenses	1,016	618
Loss from operations	(1,016)	(618)
Interest income	354	8
Net loss	$(662)	$(610)

General and administrative expenses

General and administrative expenses were $1.2 million for the six months ended June 30, 2023 compared to $1.1 million for the six months ended June 30, 2022, an increase of $0.1 million, or 9%. This increase was primarily attributable to the increase in the share-based compensation expense.

Gain on sale of assets

Gain on sale of assets was $0.1 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively, attributable to the sale of certain of our preclinical programs to third parties.

Interest income

Interest income was $0.4 million for the six months ended June 30, 2023 and nil for the six months ended June 30, 2022, primarily attributable to the increase of interest rate associated with our money market fund and interest income earned from U.S. Treasury Bills and U.S. Treasury Note.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through June 30, 2023 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock, sales of our commercial and in-process research and development assets and exercise of stock options. As of June 30, 2023, we had unrestricted cash and cash equivalents and short-term investments of $19.0 million.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(1,024)	$(1,293)
Net cash (used in) provided by investing activities	(8,672)	445
Net cash provided by financing activities	388	—
Net decrease in cash and cash equivalents	$(9,308)	$(848)

Operating activities

Cash used in operating activities of $1.0 million during the six months ended June 30, 2023 was primarily a result of our $0.7 million net loss from operations. The net loss was adjusted by $0.1 million gain on the sale of in-process research and development, a decrease in accounts payable, accrued expenses and other of $0.2 million and offset by a net decrease in prepaid expenses and other current assets of $0.1 million.

Cash used in operating activities of $1.3 million during the six months ended June 30, 2022 was primarily a result of our $0.6 million net loss from operations. The net loss was adjusted by $0.4 million gain on the sale of in-process research and development and offset by a net decrease in prepaid expense and other assets of $0.2 million.

Investing activities

Cash used in investing activities of $8.7 million during the six months ended June 30, 2023, was due to purchases of short-term investments of $8.8 million and $0.1 million net proceeds from the sale of in-process research and development.

Cash provided by investing activities of $0.4 million during the six months ended June 30, 2022, was due to net proceeds from the sale of in-process research and development.

Financing activities

Cash provided by financing activities of $0.4 million during the six months ended June 30, 2023 was due to proceeds from the exercise of stock options. There was no cash provided by or used in financing activities during the six months ended June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We invest in money market funds and US treasury bills and notes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023 (the “2022 Annual Report on Form 10-K”) and our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which was filed with the SEC on May 4, 2023 (the “2023 First Quarter 10-Q”). There have been no material changes from the risk factors previously disclosed in the 2022 Annual Report on Form 10-K and the 2023 First Quarter 10-Q.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: August 3, 2023	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Financial Officer)