Form 10-Q
period 2023-09-30
MERRIMACK PHARMACEUTICALS INC
filed 2023-11-02
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 14,320,953 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,083	$19,439
Short-term investments	12,821	—
Prepaid expenses and other current assets	390	389
Total current assets	19,294	19,828
Other assets	5	8
Total assets	$19,299	$19,836
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$493	$589
Total current liabilities	493	589
Total liabilities	493	589
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued or outstanding at September 30, 2023 or December 31, 2022	—	—
Common stock, $0.01 par value: 30,000 shares authorized at September 30, 2023 and December 31, 2022; 14,321 and 14,215 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,343	1,342
Additional paid-in capital	566,040	565,541
Accumulated deficit	(548,577)	(547,636)
Total stockholders’ equity	18,806	19,247
Total liabilities and stockholders’ equity	$19,299	$19,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Operating expenses:
General and administrative expenses	$531	$504	$1,686	$1,567
Gain on sale of in-process research and development	—	—	(139)	(445)
Total operating expenses	531	504	1,547	1,122
Loss from operations	(531)	(504)	(1,547)	(1,122)
Other income:
Interest income	252	62	606	70
Total other income	252	62	606	70
Net loss and comprehensive loss	$(279)	$(442)	$(941)	$(1,052)
Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.08)
Weighted-average common shares used to compute basic and diluted net loss per common share	14,321	13,410	14,289	13,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	14,215	$1,342	$565,541	$(547,636)	$19,247
Exercise of stock options	40	1	178	—	179
Stock-based compensation	—	—	17	—	17
Net loss	—	—	—	(271)	(271)
Balance at March 31, 2023	14,255	$1,343	$565,736	$(547,907)	$19,172
Exercise of stock options	66	—	209	—	209
Stock-based compensation	—	—	47	—	47
Net loss	—	—	—	(391)	(391)
Balance at June 30, 2023	14,321	$1,343	$565,992	$(548,298)	$19,037
Stock-based compensation	—	—	48	—	48
Net loss	—	—	—	(279)	(279)
Balance at September 30, 2023	14,321	$1,343	$566,040	$(548,577)	$18,806

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	13,410	$1,334	$558,945	$(546,092)	$14,187
Stock-based compensation	—	—	20	—	20
Net loss	—	—	—	(132)	(132)
Balance at March 31, 2022	13,410	$1,334	$558,965	$(546,224)	$14,075
Stock-based compensation	—	—	17	—	17
Net loss	—	—	—	(478)	(478)
Balance at June 30, 2022	13,410	$1,334	$558,982	$(546,702)	$13,614
Stock-based compensation	—	—	17	—	17
Net loss	—	—	—	(442)	(442)
Balance at September 30, 2022	13,410	$1,334	$558,999	$(547,144)	$13,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(941)	$(1,052)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of in-process research and development	(139)	(445)
Accretion on short-term investments	(165)	—
Stock-based compensation expense	112	54
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1)	(57)
Accounts payable, accrued expenses and other	(96)	(114)
Other assets	3	57
Net cash used in operating activities	(1,227)	(1,557)
Cash flows from investing activities
Net proceeds from sale of in-process research and development	139	445
Proceeds from maturity of short-term investment	3,000	—
Purchases of short-term investments	(15,656)	—
Net cash (used in) provided by investing activities	(12,517)	445
Cash flows from financing activities
Proceeds from exercise of stock options	388	—
Net cash provided by financing activities	388	—
Net decrease in cash and cash equivalents	(13,356)	(1,112)
Cash and cash equivalents, beginning of period	19,439	14,203
Cash and cash equivalents, end of period	$6,083	$13,091

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

The Company is not developing and commercializing products. The Company expects to dividend out to its stockholders all or substantially all of any milestone payments it may receive and the Company does do not anticipate seeking to develop any new products with any of our existing cash or any future milestone payments it may receive. The Company’s failure to achieve these potential milestone payments would depress the value of the Company. A decline in the value of the Company could also cause its stockholders to lose all or part of their investment.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2023, the Company had an accumulated deficit of $548.6 million. During the nine months ended September 30, 2023, the Company incurred a net loss of $0.9 million and used $1.2 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents and short-term investment of $18.9 million at September 30, 2023 will allow the Company to continue its operations into 2027, which the Company estimates is beyond the latest date that the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements for the year ended December 31, 2022, but the condensed consolidated balance sheet in this Form 10-Q at December 31, 2022 does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, its statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and its statements of cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in the notes related to the three and nine months ended September 30, 2023 and 2022 are unaudited. The results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

3. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,725	$—	$—
Totals	$5,725	$—	$—

Short-term investments:
Treasury bills and notes	$—	$12,821	$—
Totals	$—	$12,821	$—

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,148	$—	$—
Totals	$18,148	$—	$—

There were no liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

The following table summarizes the carrying values and fair values of the Company's financial instruments:

	September 30, 2023
(in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Treasury bills and note	$12,821	$—	$12,821	$—	$—	$12,821
Total short-term investments	$12,821	$—	$12,821	$—	$—	$12,821

As of December 31, 2022, the Company did not hold any short-term investments. The Company has investments in U.S. Treasury Bills and U.S. Treasury Notes as of September 30, 2023, some of which mature over a period greater than 90 days but within one year and are classified as short-term investments. The U.S. Treasury Bills and U.S. Treasury Notes are carried at amortized cost and classified as held to maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills and U.S. Treasury Notes are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills and U.S. Treasury Notes is recognized in interest income in the Company’s condensed consolidated statement of operations.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of September 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accounts payable	$111	$188
Accrued goods and services	144	139
Accrued clinical trial costs	47	71
Others	191	191
Total accounts payable, accrued expenses and other	$493	$589

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

There were 22,000 options granted during each of the nine months ended September 30, 2023 and 2022 under the 2021 Plan. At September 30, 2023, there were 209,000 shares remaining available for grant under the 2021 Plan.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 is $0.9 million. There were no options exercised during the three months ended September 30, 2023 and the three and nine months ended September 30, 2022.

The Company recognized stock-based compensation expense of $48 thousand and $112 thousand for the three and nine months ended September 30, 2023, respectively, and $17 thousand and $54 thousand for the three and nine months ended September 30, 2022, respectively, which are included in general and administrative expense on the accompanying condensed consolidated statement of operations and comprehensive loss.

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

Stock options are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2023 and 2022 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2023 and 2022 are shown in the chart below:

	Three and Nine Months Ended September 30,
(in thousands)	2023	2022
Outstanding options to purchase common stock	641	1,628

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

On January 23, 2023, we entered into an Asset Purchase Option Agreement (the “Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”) to purchase one of the Company’s preclinical programs with a consideration of $700 thousand. Under the terms of the Option Agreement, the Purchaser paid to us the Option fee of $150 thousand and we incurred transaction cost of $11 thousand. A net gain of $139 thousand was recognized in January 2023. In July 2023, the Purchaser decided not to exercise the Option.

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

As of September 30, 2023, we had unrestricted cash and cash equivalents and short-term investment of $18.9 million. We expect that our cash and cash equivalents and short-term investment as of September 30, 2023 will be sufficient to continue our operations into 2027, when we estimate the longest-term potential Ipsen milestone may be achieved.

As of September 30, 2023, we had an accumulated deficit of $548.6 million. Our net loss from our continuing operations was $0.9 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. We do not expect to have any research and development expenses going forward. We do not expect to be profitable from our continuing operations in the future.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
(in thousands)	2023	2022
Operating expenses:
General and administrative expenses	$531	$504
Total operating expenses	531	504
Loss from operations	(531)	(504)
Interest income	252	62
Net loss	$(279)	$(442)

General and administrative expenses

General and administrative expenses were $0.5 million for the three months ended September 30, 2023 compared to $0.5 million for the three months ended September 30, 2022, an increase of $27 thousand, or 5%. This increase was primarily attributable to the increase in the share-based compensation expense.

Interest income

Interest income was $0.3 million for the three months ended September 30, 2023 and $0.1 million for the three months ended September 30, 2022, primarily attributable to the increased interest rate earned on our money market funds and interest income earned from U.S. Treasury Bills and U.S. Treasury Notes.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating expenses:
General and administrative expenses	$1,686	$1,567
Gain on sale of assets	(139)	(445)
Total operating expenses	1,547	1,122
Loss from operations	(1,547)	(1,122)
Interest income	606	70
Net loss	$(941)	$(1,052)

General and administrative expenses

General and administrative expenses were $1.7 million for the nine months ended September 30, 2023 compared to $1.6 million for the nine months ended September 30, 2022, an increase of $0.1 million, or 8%. This increase was primarily attributable to the increase in the share-based compensation expense of apporximately $0.1 million.

Gain on sale of assets

Gain on sale of assets was $0.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, attributable to the sale of certain of our preclinical programs to third parties.

Interest income

Interest income was $0.6 million for the nine months ended September 30, 2023 and $0.1 million for the nine months ended September 30, 2022, primarily attributable to the increase of interest rate associated with our money market fund and interest income earned from U.S. Treasury Bills and U.S. Treasury Notes.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through September 30, 2023 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock, sales of our commercial and in-process research and development assets and exercise of stock options. As of September 30, 2023, we had unrestricted cash and cash equivalents and short-term investments of $18.9 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(1,227)	$(1,557)
Net cash (used in) provided by investing activities	(12,517)	445
Net cash provided by financing activities	388	—
Net decrease in cash and cash equivalents	$(13,356)	$(1,112)

Operating activities

Cash used in operating activities of $1.2 million during the nine months ended September 30, 2023 was primarily a result of our $0.9 million net loss from operations. The net loss was offset by stock-based compensation expense of $0.1 million, and also adjusted by $0.1 million gain on the sale of in-process research and development, $0.2 million of accretion on short-term investment and a decrease in accounts payable, accrued expenses and other of $0.1 million.

Cash used in operating activities of $1.6 million during the nine months ended September 30, 2022 was primarily a result of our $1.1 million net loss from operations. The net loss was offset by stock-based compensation expense of $0.1 million, and also adjusted by $0.4 million gain on the sale of in-process research and development and a net decrease in accounts payable, accrued expenses and other of $0.1 million.

Investing activities

Cash used in investing activities of $12.5 million during the nine months ended September 30, 2023, was due to purchases of short-term investments of $15.6 million, offset by proceeds from maturity of short-term investment of $3.0 million and $0.1 million net proceeds from the sale of in-process research and development.

Cash provided by investing activities of $0.4 million during the nine months ended September 30, 2022, was due to net proceeds from the sale of in-process research and development.

Financing activities

Cash provided by financing activities of $0.4 million during the nine months ended September 30, 2023 was due to proceeds from the exercise of stock options. There was no cash provided by or used in financing activities during the nine months ended September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We invest in money market funds and U.S. Treasury Bills and U.S. Treasury Notes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023 (the “2022 Annual Report on Form 10-K”) and our quarterly report on Form 10-Q for the quarter ended June 30, 2023, which was filed with the SEC on August 3, 2023 (the “2023 Second Quarter 10-Q”). There have been no material changes from the risk factors previously disclosed in the 2022 Annual Report on Form 10-K and the 2023 Second Quarter 10-Q.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

MERRIMACK PHARMACEUTICALS, INC.

Date: November 2, 2023	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Financial Officer)