Form 10-K
period 2023-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2024-03-07
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2023, was $129,723,131.

As of March 5, 2024, there were 14,516,170 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2023 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward‑looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
our rights to receive payments related to the accomplishment, if at all, of additional milestone events including the expected $225 milestone payment expected at the end of March 2024 (the “Ipsen mPDAC Milestone Payment”) under the asset purchase and sale agreement with Ipsen S.A.;
•
our rights to receive payments related to the milestone events under the asset purchase agreement with Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), when expected or at all;
•
our anticipated liquidating dividend distribution to stockholders and the approval of our plan of dissolution by our stockholders;
•
our cash runway and the sufficiency of our financial resources to fund our operations should our stockholders not approve our plan of dissolution;
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

On February 13, 2024, we announced that Ipsen S.A. announced it had received approval from the U.S. Food and Drug Administration, or FDA, to market ONIVYDE as a first-line treatment of metastatic adenocarcinoma on the pancreas. As a result of this approval by the FDA, we are entitled to receive a $225 million milestone payment from Ipsen, which is expected to be received by the end of March 2024. We expect to ask stockholders to approve a plan of dissolution and liquidation and, upon receipt of such approval, to dissolve the Company and make a liquidating dividend payment to stockholders of record on the date that the plan of dissolution is approved by our stockholders. We expect that the meeting of stockholders will be held in the next 50-90 days.

In addition to the $225.0 million milestone that the Company expects to receive by the end of March 2024, based upon the approval announced by the FDA on February 13, 2024 of ONIVYDE® for the first-line treatment of metastatic pancreatic ductal adenocarcinoma (“mPDAC”), there are $225 million of additional contingent milestone payments which could result from the Ipsen Sale. The Company believes that the probability of receiving these additional milestones is very low based on publicly available information provided by Ipsen.

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

Ipsen has not mentioned any other ONIVYDE clinical programs in recent communications regarding its development pipeline.

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

The non-commercial assets, including our clinical and preclinical development programs, which we owned in 2017 were not included in the Ipsen sale. We have completed several transactions to monetize these assets and at this time no further material assets remain.

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

In January 2023, Elevation announced that it had paused further investment in the clinical development of seribantumab and intends to pursue further development only in collaboration with a partner. In January of 2024 Elevation announced that it is evaluating initiation of a development program utilizing a antibody drug conjugate (ADC) targeting HER3. Elevation has not disclosed if this preclinical program utilizes intellectual property licensed from Merrimack. Elevation has also not provided a timeline indicating when this program could reach clinical trials or regulatory approval, if successful.

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

As of December 31, 2023, we had unrestricted cash and cash equivalents and short-term investments of $18.9 million. We expect that our cash and cash equivalents as of December 31, 2023 will be sufficient to continue our operations beyond 2027 should our stockholders not approve the plan of dissolution, which we estimate is beyond the latest date when the longest term potential milestones might be achieved. This does not include the anticipated receipt of the $225 million milestone payment from Ipsen which is due at the end of March 2024.

We have a history of losses from our operations. We do not expect to be profitable from our operations in the future unless we receive potential future milestone payments, if any. As of December 31, 2023, we had an accumulated deficit of $548.8 million. Our net loss was $1.2 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. We do not expect to incur any research and development expenses going forward.

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

Risks Related to Our Business Strategy

We may not receive future contingent milestone payments.

Our business strategy historically has depended upon our ability to receive future milestone payments from Ipsen and Elevation. We expect to receive the $225 million mPDAC Milestone Payment from Ipsen in late March 2024. Assuming that the mPDAC Milestone Payment is received, we will ask our stockholders to approve a plan of dissolution this spring that would result in the distribution to our stockholders of this amount as well as other cash and cash equivalents, less taxes and interest, expenses, and contingency reserves to be held back.

On May 30, 2019, we announced the completion of our review of strategic alternatives. Following this review, our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. In addition to the mPDAC Milestone Payment, we are entitled to receive up to $225.0 million in contingent milestone payments related to our sale of ONIVYDE to Ipsen and up to $54.5 million in contingent milestone payments related to our sale of MM-121 and MM-111 to Elevation. We do not have any ongoing research or development activities. If any of these additional milestone payments are received following the planned dissolution, we would distribute these amounts (net of corporate taxes and expenses to our stockholders). Our common stock will no longer trade following the dissolution and any failure to achieve such milestones will reduce the amounts payable to our stockholders after the distribution of the mPDAC Milestone payment.

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

Even if some or all of the remaining milestones set forth in the Ipsen sale agreement and Elevation agreement are achieved, it may take significantly longer than we anticipate.

Achievement of the remaining milestones set forth in the Ipsen sale agreement and the Elevation agreement are not guaranteed and there is significant risk that some or all of such milestones will not be achieved when anticipated, if at all.

Our stockholders may not approve the plan of dissolution and if our stockholders approve the plan of dissolution, the amounts distributed to our stockholders as liquidating distributions, if any, may be substantially less than the estimates set forth in this report on Form 10-K.

There can be no assurance that our stockholders will approve the plan of dissolution. At present, the Board cannot determine with certainty the amount of any liquidating distribution to our stockholders if the stockholders approve the plan of dissolution. The amount of cash ultimately distributed to our stockholders in any liquidating distribution depends on, among other things, the amount of our liabilities, obligations and expenses and claims against us, and the amount of the reserves that we maintain during the liquidation process. Our estimates of these amounts may be inaccurate.

Factors that could impact our estimates include the following:

•
if any of our estimates regarding the plan of dissolution, including the expenses to satisfy outstanding obligations, liabilities and claims during the liquidation process, are inaccurate;
•
if litigation is brought against us or our directors and officers;
•
if unforeseen claims are asserted against us, we will have to defend or resolve such claims or establish a reasonable reserve before making distributions to our stockholders; and
•
if any of our estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are inaccurate.

If any of the foregoing occurs, the amount distributed to our stockholders may be substantially less than the amount we currently estimate, if any.

In addition, under Delaware law, claims and demands may be asserted against us at any time during the three years following the effective date of the dissolution. Accordingly, the Board may obtain and maintain insurance coverage for such potential claims. The Board also expects to retain cash for unknown, contingent and/or conditional liabilities, and may also set aside additional amounts of cash or other assets as a reserve to satisfy claims against us and our obligations that may arise during the three-year period following the effective date of the dissolution. As a result, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to stockholders.

We may not be able to settle all of our obligations, which may delay or reduce liquidating distributions to our stockholders.

Our estimated remaining distributions to our stockholders take into account all of our known liabilities and certain possible contingent liabilities and the Board’s current best estimate of the amount reasonably required to satisfy such liabilities. As part of the wind-up process, we intend to discharge all of our obligations to third parties. We cannot assure you that unknown liabilities that have not been accounted for will not arise, that we will be able to settle all of our liabilities or that our liabilities can be settled for the amounts we have estimated for purposes of calculating the range of distribution to our stockholders. If we are unable to reach an agreement with a third party relating to a liability, that third party may bring a lawsuit against us. Amounts required to settle liabilities or to defend, resolve or settle lawsuits in excess of the amounts estimated may reduce the amount of net proceeds available for distribution to stockholders.

If we fail to maintain an adequate reserve for payment of our expenses and liabilities, each stockholder receiving liquidating distributions could be held liable for payment to our creditors of his, her or its pro rata share of amounts owed to creditors in excess of the reserve, up to the amount actually distributed to such stockholder in connection with the Dissolution.

If the plan of dissolution is approved by our stockholders, we expect to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company. Pursuant to Delaware law, we will continue to exist for three years after our dissolution or for such longer period as the Delaware Court of Chancery may direct, or as may be required to resolve any pending litigation matters, for the purpose of prosecuting and defending suits against us and enabling us to gradually close our business, dispose of our property, discharge our liabilities and to distribute to our stockholders any remaining assets. In the event that we fail to maintain during this three-year period an adequate reserve for payment of our expenses and liabilities, our creditors may be able to pursue claims against our stockholders directly to the extent that they have claims co-extensive with such stockholders’ receipt of liquidating distributions. Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) pursuant to the plan of dissolution, this means that a stockholder could be required to return all liquidating distributions previously made to such stockholder and receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no guarantee that the reserves maintained by us will be adequate to satisfy all such expenses and liabilities.

Interests of our stockholders in the Company after the adoption of the plan of dissolution, and interests of our stockholders in any liquidating trust we may establish pursuant to the plan of dissolution, may not be assignable or transferable.

We intend to discontinue recording transfers of shares of our Common Stock on the date the stockholders approve the plan of dissolution, and thereafter certificates representing shares of our Common Stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. In addition, if we were to establish a liquidating trust, the interests of our stockholders in such liquidating trust would similarly not be assignable or transferable except by will, intestate succession or operation of law, which could adversely affect our stockholders’ ability to realize the value of such interests. Furthermore, given that our stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to any entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests would result in tax liability to the stockholders without their being readily able to realize the value of such interest to pay such taxes or otherwise.

If our stockholders do not approve a plan of dissolution and if we do not receive the mPDAC Milestone Payment, we may be treated as a "public shell" company which could have negative consequences, including potential Nasdaq delisting of our common stock.

Our common stock is currently listed on the Nasdaq Global Market. We expect to delist our common stock upon approval of the plan of dissolution by our stockholders. If we do not receive the mPDAC Milestone payment, we would plan to continue to list our common stock from Nasdaq. However, if we do not receive the mPDAC Milestone Payment following our cessation of normal business operations, we may be treated as a “public shell” company under the Nasdaq rules and the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Although Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.

Our securities will cease to trade upon approval by our stockholders of the plan of dissolution. If we do not obtain approval from our stockholders to adopt a plan of dissolution and our common stock is delisted from Nasdaq, or if in the future we determine to delist our common stock without having obtained approval for a plan of dissolution, we would expect that such securities would qualify for trading over-the-counter, or OTC, in the United States on a market colloquially referred to as the “Pink Sheets.” Securities quoted OTC are generally subject to lesser requirements than securities listed for trading on a U.S. national stock exchange, such as Nasdaq, including reduced corporate governance and public reporting standards.

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

Ipsen has agreed to use commercially reasonable efforts to develop ONIVYDE in connection with obtaining the regulatory approval by the FDA of ONIVYDE for certain indications in addition to the milestones for which we will receive the $225 million mPDAC Milestone Payment from Ipsen. There is no guarantee that Ipsen will undertake such additional development activities however, or that any of its efforts will lead to the successful approval of ONIVYDE for such additional indications or lead to achievement of the remaining milestones set forth in the Ipsen sale agreement. We also do not have any right to receive updates on the progress of Ipsen’s development of ONIVYDE beyond what Ipsen chooses to disclose publicly. The remaining milestones set forth in the Ipsen sale agreement may not be achieved and we may not receive any future contingent payments. As a result, material information about the progress, if any, on the milestones will not be made publicly available unless Ipsen publicly discloses such information.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. Should our stockholders not approve the proposed plan of liquidation and should we not receive the $225 million mPDAC Milestone payment from Ipsen, we would expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $1.2 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $548.8 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. We had devoted substantially all of our efforts to research and development, including clinical trials and to commercialization of our first product, ONIVYDE, which was sold to Ipsen. We have not completed development of or commercialized any other product candidates or diagnostics other than ONIVYDE.

Although we are not actively developing product candidates and do not have any current plans to do so, to become and remain profitable, and assuming that the mPDAC Milestone payment from Ipsen is not received and the plan of dissolution is not adopted, we would need to succeed in realizing milestone payments from either or both of the Ipsen and Elevation agreements. We are not developing and commercializing products. We expect to dividend out to our stockholders all or substantially all of any milestone payments and we do not anticipate seeking to develop any new products with any of our existing cash or any future milestone payments we may receive. Our failure to achieve these potential milestone payments would depress the value of our company. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We might not be able to utilize our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2023, we had net operating loss carryforwards for federal and state income tax purposes of $218.7 million and $305.0 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2033. We also had available research and development credits for federal and state income tax purposes of approximately $28.3 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2024 and 2025, respectively. We also had federal Orphan Drug Credits of approximately $122.7 million that begin to expire in 2031. These net operating loss and tax credit carryforwards could expire unused or could be unavailable to offset our future income tax liabilities. Under federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to this change in federal tax laws. If our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, the Ipsen sale was an installment sale given the potential milestone payments that could be received by us in future years. If we receive milestone payments in future years pursuant to the Ipsen sale, we will be liable for interest to the federal government pursuant to Internal Revenue Code section 453A and state governments pursuant to similar state tax provisions because it was an installment sale. The interest is compounding and is calculated based on the number of years between 2017 and the year the milestone payment is received by us. Any interest charges cannot be offset by net operating loss carryforwards or tax credits. We currently estimate that these state and federal interest payments on the $225.0 million milestone payment that we expect to receive from Ipsen by the end of March 2024 based on approval from the U.S. Food and Drug Administration, or FDA, to market ONIVYDE as a first-line treatment of metastatic adenocarcinoma on the pancreas, will be approximately $23.1 million.

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

Many of our former employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we tried to ensure that our former employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Risks Related to Personnel Matters

Assuming we do not adopt the plan of dissolution, our future success depends on our ability to retain qualified personnel.

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

Our directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, own 36.7% of our capital stock as of February 29, 2024, which includes shares held through funds managed by two of our directors and shares held by an unaffiliated investment fund. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could discourage, delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock should our stockholders not adopt the plan of dissolution, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions:

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

We currently anticipate delisting our common stock and adopting a plan of dissolution. Our stock price has been and in the future may be subject to substantial price volatility until such time, if ever, as our stockholders adopt a plan of dissolution. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

We have not historically declared or paid regular cash dividends on our common stock. Although our board of directors declared special cash dividends of $6.7 million, $20.0 million and $140.0 million, which were payable on December 23, 2019, September 5, 2019 and May 26, 2017, respectively, to stockholders of record as of the close of business on December 16, 2019, August 28, 2019 and May 17, 2017, respectively. Upon receipt of the mPDAC Milestone Payment from Ipsen , we expect to distribute those sums, together with cash and cash equivalents, and less corporate taxes, interest, other expenses and contingency reserves, to our stockholders in a liquidating dividend distribution following adoption by our stockholders of a plan of dissolution. Following the adoption of the plan of dissolution, we do not currently intend to pay any regular cash dividends in the foreseeable future unless we receive additional milestone payments from Ipsen or Elevation. In addition, the terms of any future debt agreements may in the future preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for holders of our common stock for the foreseeable future.

Should the plan of dissolution not be adopted by our stockholders, future sales of shares of our common stock, including by us or our directors, or shares issued upon the exercise of currently outstanding options could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years of research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, in future years we may experience a material decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States and our overall net operating loss position.

We maintain a significant portion of our cash at financial institutions, often in balances that exceed federally insured limits.

We maintain a significant portion of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to patients and clinical trials (“Information Systems and Data”).

Our officers and our IT vendors help identify, assess and manage our cybersecurity threats and risks. We manage, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: through the use of automated tools, including but not limited to tools for monitoring, geolocation, remote wiping, threat detection, intrusion detection and prevention (including through the use of machine learning, a form of artificial intelligence), patch management, distributed denial of service (DDoS) protection and forensics; conducting (directly or through third parties) regular audits and threat assessments for internal and external threats; subscribing to reports and services that identify cybersecurity threats; analyzing reports of threats and actors; conducting vulnerability assessments to identify vulnerabilities; evaluating our and our industry’s risk profile; conducting tabletop incident response exercises; and evaluating threats reported to us.

We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plans and procedures, disaster recovery/business continuity plans, risk assessments, implementation of security standards and certifications, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, vendor risk management program, employee training and penetration testing.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of our enterprise risk management program, and members of our management team and IT consultants work together to prioritize our risk management processes, mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and report regularly to our board of directors on cybersecurity matters.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example managed cybersecurity service providers, threat intelligence service providers, dark web monitoring services, and other cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, including but not limited to application providers and hosting companies. We have a vendor management program to oversee, identify and manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for vendors that may include, depending on the vendor and nature of services being performed, security questionnaires, review of the vendor's written security program, review of security assessments, audits and reports, vulnerability scans related to the vendor, security assessment calls with the vendor's security personnel, and the imposition of certain contractual obligations on the vendor, among other elements, in accordance with the processes outlined in our internal vendor selection, management, and oversight process policy and other internal guidelines. More specifically, the level of assessment may depend on the following: the nature of the services provided and the data the vendors may collect, retain, and utilize, the sensitivity of the Information Systems and Data at issue, and the identity of the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor captioned “Significant disruptions of information technology systems or security breaches could adversely affect our business.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function.

Our cybersecurity risk assessment and management processes are implemented and maintained by various members of our management team and IT consultants, which includes individuals who have a diverse combination of relevant expertise, experience, education and training. Our team includes individuals with relevant experience in enterprise risk management and disclosure controls and procedures. Additionally, certain members of our team have experience managing cybersecurity programs and are specifically assigned cybersecurity oversight.

Certain members of our management team are responsible for hiring appropriate consultants, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management. Our cybersecurity incident management team, and other individuals as needed, work to help us mitigate and remediate cybersecurity incidents of which we are notified. In addition, our incident response processes include a procedure for reporting certain cybersecurity incidents to the board of directors.

Commencing in 2024, our Nominating and Corporate Governance Committee is taking the lead on behalf of the board of directors on oversight of our cybersecurity risk management program.

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

Holders

As of February 29, 2024, there were approximately 66 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name. During 2023, officers, consultants and former employees and consultants exercised outstanding stock options to purchase 135,850 shares of our Class A common stock for net proceeds to us of $0.5 million.

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

On February 13, 2024, we announced that Ipsen S.A. announced it had received approval from the FDA to market ONIVYDE as a first-line treatment of metastatic adenocarcinoma on the pancreas. As a result of this approval by the FDA, we are entitled to receive a $225 million milestone payment from Ipsen, which is expected to be received by the end of March 2024. We expect to ask stockholders to approve a plan of dissolution and liquidation and, upon receipt of such approval, to dissolve the Company and make a liquidating dividend payment to stockholders of record on the date that the plan of dissolution is approved by our stockholders. We expect that the meeting of stockholders will be held in the next 50-90 days.

In addition to the $225 million milestone that the Company expects to receive by the end of March 2024, based upon the approval announced by the FDA on February 13, 2024 of ONIVYDE® for the first-line treatment of metastatic pancreatic ductal adenocarcinoma (“mPDAC”), there are $225 million of additional contingent milestone payments which could result from the Ipsen Sale. The Company believes that the probability of receiving these additional milestones is very low based on publicly available information provided by Ipsen.

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

Ipsen has not mentioned any other ONIVYDE clinical programs in recent communications regarding its development pipeline.

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

In January 2023, Elevation announced that it had paused further investment in the clinical development of seribantumab and intends to pursue further development only in collaboration with a partner. In January of 2024 Elevation announced that it is evaluating initiation of a development program utilizing a antibody drug conjugate (ADC) targeting HER3. Elevation has not disclosed if this preclinical program utilizes intellectual property licensed from Merrimack. Elevation has also not provided a timeline indicating when this program could reach clinical trials or regulatory approval, if successful.

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

As of December 31, 2023, we had unrestricted cash and cash equivalents and short-term investments of $18.9 million. We expect that our cash and cash equivalents and short-term investments as of December 31, 2023 (excluding the anticipated $225 million mPDAC Milestone Payment) will be sufficient to continue our operations beyond 2027, which we estimate is beyond the latest date when the longest-term potential Ipsen milestone may be achieved.

We have a history of losses from our operations. We do not expect to be profitable from our operations in the future unless we receive potential future milestone payments, if any. As of December 31, 2023, we had an accumulated deficit of $548.8 million. Our net loss was $1.2 million and $1.5 million for years ended December 31, 2023 and 2022, respectively. We do not expect to incur any research and development expenses going forward.

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

Interest income

Interest income consists primarily of interest income associated with our money market fund, U.S. Treasury Bills and U.S. Treasury Notes.

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

While our significant accounting policies are more fully described in Note 1, “Nature of the Business and Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies and significant judgments and estimates are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Stock-based compensation expense

We account for our stock-based compensation awards in accordance with Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. For stock options granted to members of our board of directors for their service on the board of directors, we estimate the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of our common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option and the expected dividend yield of our common stock. Stock-based compensation expense related to stock options is measured using the fair value of the award at the grant date and is adjusted quarterly to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

	Years Ended December 31,
(in thousands)	2023	2022
Operating expenses:
General and administrative expenses	$2,176	$2,174
Gain on sales of assets	(139)	(445)
Total operating expenses	2,037	1,729
Loss from operations	(2,037)	(1,729)
Interest income	868	188
Loss before income tax expense	(1,169)	(1,541)
Income tax expense	(12)	(3)
Net loss	$(1,181)	$(1,544)

General and administrative expenses

General and administrative expenses were $2.2 million for the year ended December 31, 2023 compared to $2.2 million for the year ended December 31, 2022.

Gain on sales of assets

Gain on sale of assets was $0.1 million and $0.4 million for the year ended December 31, 2023 and 2022, respectively, attributable to the sale of certain of our preclinical programs to third parties.

Interest income

Interest income was $0.9 million for the year ended December 31, 2023 and $0.2 million for the year ended December 31, 2022, primarily attributable to the increase of interest rate associated with our money market fund and interest income earned from U.S. Treasury Bills and U.S. Treasury Notes.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations from inception through December 31, 2023 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of ONIVYDE and the Ipsen sale. Through December 31, 2023, we have received $580.7 million from the Ipsen sale, $268.2 million from the sale of convertible preferred stock and warrants, $126.7 million of net proceeds from the sale of common stock in our initial public offering and a July 2013 follow-on underwritten public offering, $38.6 million of net proceeds from our 2015 “at the market offering” program, or the ATM offering, $39.6 million of net proceeds from a secured debt financing, $120.6 million of net proceeds from the issuance of the convertible notes in our July 2013 underwritten public offering, $168.5 million of net proceeds from the issuance of the 2022 notes, $492.5 million of upfront license fees, milestone payments, reimbursement of research and development costs and manufacturing services and other payments from our collaborations, $68.9 million of cash receipts related to ONIVYDE sales, $33.0 million in milestone payments related to the development and commercialization of ONIVYDE and $14.7 million in net borrowings pursuant to the loan agreement with Hercules. In 2022 and 2023, we also received cash proceeds of $6.5 million and $0.5 million from the exercise of stock options, respectively. As of December 31, 2023, we had unrestricted cash and cash equivalents and short-term investments of $18.9 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(1,522)	$(1,742)
Net cash (used in) provided by investing activities	(12,449)	445
Net cash provided by financing activities	521	6,533
Net (decrease) increase in cash and cash equivalents	$(13,450)	$5,236

Operating activities

Cash used in operating activities was $1.5 million during the year ended December 31, 2023. The cash used in operating activities was primarily a result of our $1.2 million net loss from operations. The net loss was offset by stock-based compensation expense of $0.2 million, and also adjusted by $0.1 million gain on the sale of in-process research and development, $0.3 million of accretion on short-term investments and a decrease in accounts payable, accrued expenses and other of $0.1 million.

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

Investing activities

Cash used in investing activities of $12.5 million during the year ended December 31, 2023, was due to purchases of short-term investments of $18.6 million, offset by proceeds from maturity of short-term investments of $6.0 million and $0.1 million net proceeds from the sale of in-process research and development.

Cash provided by investing activities of $0.4 million during the year ended December 31, 2022, was due to proceeds from the sale of in-process research and development.

Financing activities

Cash provided by financing activities of $0.5 million and $6.5 million during the years ended December 31, 2023 and 2022, respectively, was due to proceeds from the exercise of stock options.

Funding requirements

We have incurred significant expenses and operating losses to date. On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. In connection with that announcement, we discontinued the discovery efforts on our remaining preclinical programs and implemented a reduction in headcount resulting in the termination of all remaining employees as of July 12, 2019. Assuming our stockholders do not adopt the proposed plan of dissolution and we do not receive the $225 million mPDAC Milestone Payment from Ipsen, our future capital requirements will depend on many factors, including:

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

Tax Loss Carryforwards

At December 31, 2023, we had net operating loss carryforwards for federal and state income tax purposes of $218.7 million and $305.0 million, respectively. Our existing federal and state net operating loss carryforwards begin to expire in 2033. We also had available research and development credits for federal and state income tax purposes of approximately $28.3 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2024 and 2025, respectively. As of December 31, 2023, we also had available investment tax credits for state income tax purposes of less than $0.1 million which do not expire. We have orphan drug credits of $122.7 million, which begin to expire in 2031.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We invest in money market funds, U.S. Treasury Bills and U.S. Treasury Notes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and cash equivalents and short-term investments. We also seek to maximize income from our investments without assuming significant risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be filed on or before April 30, 2024 with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be will be filed on or before April 30, 2024 with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be filed on or before April 30, 2024 with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be filed on or before April 30, 2024 with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be filed on or before April 30, 2024 with the SEC and is incorporated herein by reference.

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

4.5*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act

4.5(1)*	First Amendment to Section 382 Rights Agreement

10.1#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.3#	2021 Incentive Award Plan (as set forth on Annex A in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, filed on April 22, 2021)

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

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Marcum LLP, an independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Policy for the Recovery of Erroneously Awarded Compensation adopted November 30, 2023

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MERRIMACK PHARMACEUTICALS, INC.

Date: March 7, 2024	By:	/s/ Gary L. Crocker
Gary L. Crocker President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Crocker	President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)	March 7, 2024
Gary L. Crocker

/s/ Eric D. Andersen	Director	March 7, 2024
Eric D. Andersen

/s/ Noah G. Levy	Director	March 7, 2024
Noah G. Levy

/s/ Ulrik B. Nielsen, Ph.D.	Director	March 7, 2024
Ulrik B. Nielsen, Ph.D.

/s/ Ana Radeljevic	Director	March 7, 2024
Ana Radeljevic

MERRIMACK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Merrimack Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merrimack Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, MA

March 7, 2024

Merrimack Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,989	$19,439
Short-term investments	12,886	—
Prepaid expenses and other current assets	309	389
Total current assets	19,184	19,828
Other assets	4	8
Total assets	$19,188	$19,836
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$441	$589
Total current liabilities	441	589
Total liabilities	441	589
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at December 31, 2023 and 2022; no shares issued or outstanding at December 31, 2023 or 2022	—	—
Common stock, $0.01 par value: 30,000 shares authorized at December 31, 2023 and 2022; 14,351 and 14,215 shares issued and outstanding at December 31, 2023 and 2022	1,343	1,342
Additional paid-in capital	566,221	565,541
Accumulated deficit	(548,817)	(547,636)
Total stockholders’ equity	18,747	19,247
Total liabilities and stockholders’ equity	$19,188	$19,836

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022
Operating expenses:
General and administrative expenses	$2,176	$2,174
Gain on sales of assets	(139)	(445)
Total operating expenses	2,037	1,729
Loss from operations	(2,037)	(1,729)
Other income and expenses:
Interest income	868	188
Total other income and expenses	868	188
Loss before income tax expense	(1,169)	(1,541)
Income tax expense	(12)	(3)
Net loss and comprehensive loss	(1,181)	(1,544)
Net loss per common share - basic and diluted	$(0.08)	$(0.11)
Weighted-average common shares used to compute basic and diluted net loss per common share	14,299	13,524

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	13,410	$1,334	$558,945	$(546,092)	$14,187
Exercise of stock options	805	8	6,525	—	6,533
Stock-based compensation	—	—	71	—	71
Net loss	—	—	—	(1,544)	(1,544)
Balance at December 31, 2022	14,215	$1,342	$565,541	$(547,636)	$19,247
Exercise of stock options	136	1	520	—	521
Stock-based compensation	—	—	160	—	160
Net loss	—	—	—	(1,181)	(1,181)
Balance at December 31, 2023	14,351	$1,343	$566,221	$(548,817)	$18,747

The accompanying notes are an integral part of these consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(1,181)	$(1,544)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sales of in-process research and development	(139)	(445)
Accretion of interest income	(298)	—
Stock-based compensation expense	160	71
Changes in operating assets and liabilities:
Prepaid expenses and other assets	80	91
Accounts payable, accrued expenses and other	(148)	27
Other assets	4	58
Net cash used in operating activities	(1,522)	(1,742)
Cash flows from investing activities
Proceeds from sale of in-process research and development assets	139	445
Proceeds from maturity of short-term investments	6,000	—
Purchases of short-term investments	(18,588)	—
Net cash (used in) provided by investing activities	(12,449)	445
Cash flows from financing activities
Proceeds from exercise of options	521	6,533
Net cash provided by financing activities	521	6,533
Net (decrease) increase in cash and cash equivalents	(13,450)	5,236
Cash and cash equivalents, beginning of year	19,439	14,203
Cash and cash equivalents, end of year	$5,989	$19,439

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

On February 13, 2024, the Company announced that Ipsen S.A. announced it had received approval from the U.S. Food and Drug Administration (“FDA”) to market ONIVYDE as a first-line treatment of metastatic adenocarcinoma on the pancreas. As a result of this approval by the FDA, the Company is entitled to receive a $225 million milestone payment from Ipsen under the terms of the Ipsen Sale, which is expected to be received by the end of March 2024. The Company expects to ask stockholders to approve a plan of dissolution and liquidation and, upon receipt of such approval, to dissolve the Company and make a liquidating dividend payment to stockholders of record on the date that the plan of dissolution is approved by its stockholders. The Company expects that the meeting of stockholders will be held in the next 50-90 days.

In addition to the $225 million milestone that the Company expects to receive by the end of March 2024, based upon the approval announced by the FDA on February 13, 2024 of ONIVYDE® for the first-line treatment of metastatic pancreatic ductal adenocarcinoma (“mPDAC”), there are $225 million of additional contingent milestone payments which could result from the Ipsen Sale. The Company believes that the probability of receiving these additional milestones is remote based on publicly available information provided by Ipsen.

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

In January 2023, Elevation announced that it had paused further investment in the clinical development of seribantumab and intends to pursue further development only in collaboration with a partner. In January of 2024 Elevation announced that it is evaluating initiation of a development program utilizing a antibody drug conjugate (ADC) targeting HER3. Elevation has not disclosed if this preclinical program utilizes intellectual property licensed from Merrimack. Elevation has also not provided a timeline indicating when this program could reach clinical trials or regulatory approval, if successful.

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

The Company's remaining non-commercial assets, including its clinical and preclinical development programs, and all material other clinical and pre-clinical development programs have been sold with the exception of one program.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2023, the Company had an accumulated deficit of $548.8 million. During the year ended December 31, 2023, the Company incurred a net loss of $1.2 million and used $1.5 million of cash in operating activities. The Company expects to continue to generate operating losses in the foreseeable future. Based on current projections, the Company expects that its cash and cash equivalents and short-term investments of $18.9 million at December 31, 2023 (excluding the anticipated $225 million mPDAC Milestone Payment) will allow the Company to continue its operations beyond 2027, which the Company estimates is beyond the latest date that the longest-term potential Ipsen milestone may be achieved. The continued viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations or to reduce operating expenses. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Short-term Investments

Short-term investments include U.S. Treasury Bills and U.S. Treasury Notes with original maturities at the time of purchase of one year or less, but greater than 90 days. These investments are classified as held to maturity. Securities classified as held to maturity are securities that the Company has the ability and intent to hold to maturity or redemption and are carried at amortized cost.

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

General and Administrative Expenses

General and administrative expenses are comprised of consulting fees and other related costs for personnel, including stock-based compensation expenses and benefits, in the Company’s commercial, legal, intellectual property, business development, finance, information technology, corporate communications, investor relations and human resources departments. Other general and administrative expenses include costs for board of directors costs, depreciation, insurance expenses, facility-related costs, professional fees for legal services, including patent-related expenses, and accounting and information technology services.

Stock-Based Compensation Expense

The Company accounts for all stock-based payments to non-employees, including grants of stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. For stock options granted to members of the Board for their service on the Board, the Company estimates the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires the Company to make assumptions with respect to the expected term of the option, the expected volatility of the Company’s common stock consistent with the expected term of the option, the risk-free interest rate consistent with the expected term of the option and the expected dividend yield of the Company’s common stock. Stock-based compensation expense related to stock options is measured using the fair value of the award at the grant date and is adjusted quarterly to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period.

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

The Company follows the two-class method when computing net loss per share, when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participating rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends, as if all income for the period has been distributed, or losses to be allocated if they are contractually required to fund losses. There were no amounts allocated to participating securities for the years ended December 31, 2023 and 2022, as the Company was in a loss position and had no shares that met the definition of participating securities outstanding as of December 31, 2023 and 2022.

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

2. Net Loss Per Common Share

The stock options are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2023 and 2022 causes such securities to be anti-dilutive. Securities excluded from the calculation of diluted loss per share are shown in the chart below:

	Years Ended December 31,
(in thousands)	2023	2022
Outstanding options to purchase common stock	611	824

3. Fair Value of Financial Instruments

The Company’s cash and cash equivalents, accounts receivable, prepaid expenses, and other current assets, accounts payable, accrued expenses and variable interest rate note payable are recorded at cost, which approximates fair value due to their short-term nature.

The following tables summarize assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 and the input categories associated with those assets:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,721	$—	$—
Totals	$5,721	$—	$—

Short-term investments:
Treasury bills and notes	$—	$12,886	$—
Totals	$—	$12,886	$—

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,148	$—	$—
Totals	$18,148	$—	$—

There were no liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

The following table summarizes the carrying values and fair values of the Company's financial instruments:

	December 31, 2023
(in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Treasury bills and notes	$12,886	$—	$12,886	$—	$—	$12,886
Total short-term investments	$12,886	$—	$12,886	$—	$—	$12,886

As of December 31, 2022, the Company did not hold any short-term investments. The Company has investments in U.S. Treasury Bills and U.S. Treasury Notes as of December 31, 2023, some of which mature over a period greater than 90 days but within one year and are classified as short-term investments. The U.S. Treasury Bills and U.S. Treasury Notes are carried at amortized cost and classified as held to maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills and U.S. Treasury Notes are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills and U.S. Treasury Notes is recognized in interest income in the Company’s consolidated statement of operations.

4. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of December 31, 2023 and 2022 consisted of the following:

	December 31,
(in thousands)	2023	2022
Accounts payable	$74	$188
Accrued goods and services	130	139
Accrued clinical trial costs	46	71
Others	191	191
Total accounts payable, accrued expenses and other	$441	$589

5. Common Stock

As of December 31, 2023 and 2022, the Company had 30.0 million shares of $0.01 par value common stock authorized. There were approximately 14.4 million and 14.2 million shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively.

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

The Rights were due to expire on the earlier of (i) the close of business on December 2, 2022, (ii) the close of business on the date that the Board determines that (A) the Rights Agreement is no longer necessary or desirable for the preservation of the Tax Benefits or (B) the Tax Benefits have been fully utilized and may no longer be carried forward, (iii) the time at which the Rights are redeemed, (iv) the time at which the Rights are exchanged, and (v) if the Rights Agreement has not been approved by the stockholders prior to the conclusion of the Company’s 2020 annual meeting, the close of business on such date. On December 2, 2022, the Rights Agreement was extended and will expire on December 2, 2025.

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

The Company initially reserved 275,000 of its common stock for the issuance of awards under the 2021 Plan. There were 22,000 options granted during each of the years ended December 31, 2023 and 2022 under the 2021 Plan. The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2023 and 2022 was $8.69 and $3.11, respectively. At December 31, 2023, there were 209,000 shares remaining available for grant under the 2021 Plan.

Stock options granted to non-employee directors in 2023 and 2022 vest over a one-year period, ending on the earlier of the one-year anniversary of the grant date or the day prior to the Company’s next annual meeting of stockholders after the grant date.

The fair value of stock options granted to employees during the years ended December 31, 2023 and 2022 was estimated at the date of grant using the following assumptions:

	Years Ended December 31,
	2023	2022
Risk-free interest rate	3.85%	3.03%
Expected dividend yield	0%	0%
Expected term	5.2 years	5.2 years
Expected volatility	84.05%	68.02%

The Company uses the simplified method to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its stock options. Under this approach, the expected term is calculated to be the average of the ten-year contractual term of the option and the weighted-average vesting term of the option, taking into consideration multiple vesting tranches. The computation of expected volatility is based on the historical volatility of the Company. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Stock-based compensation expense related to employee stock options is measured using the fair value of the award at the grant date and is adjusted quarterly to reflect actual forfeitures. Stock-based compensation expense is then recognized on a straight-line basis over the vesting period, which is also the requisite service period. The Company recognized stock-based compensation expense of $0.2 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively.

The following table summarizes stock option activity during the year ended December 31, 2023:

(in thousands, except per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	824	$12.38	4.28	$2,498
Granted	22	$12.48
Exercised	(136)	$3.84
Forfeited	(99)	$23.61
Outstanding at December 31, 2023	611	$12.48	3.71	$2,293
Vested and expected to vest at December 31, 2023	611	$12.48	3.71	$2,293
Exercisable at December 31, 2023	600	$12.48	3.61	$2,282

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2023 and 2022 was $1.2 million and $3.0 million, respectively.

As of December 31, 2023, there was less than $0.1 million of total unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize this expense over a weighted-average period of approximately 0.3 years.

7. Income Taxes

For the years ended December 31, 2023 and 2022, the Company recognized an income tax expense less than $0.1 million.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2023	2022
Federal income tax at statutory federal rate	21.0%	21.0%
State taxes	15.7	6.1
Stock-based compensation	18.5	(2.8)
Tax credits	(32.5)	(6.5)
Other	—	(0.1)
Change in valuation allowance	(23.7)	(17.9)
Total	(1.0)%	(0.2)%

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

Temporary differences that give rise to significant net deferred tax assets as of December 31, 2023 and 2022 are as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating losses	$65,194	$64,135
Capitalized research and development expenses	—	141
Credit carryforwards	167,017	167,397
Deferred compensation	1,177	1,181
Election out of installment method	820	820
Accrued expenses	44	44
Other temporary differences	366	621
Installment sale tax basis	15,869	15,869
Total gross deferred tax assets	250,487	250,208
Valuation allowance	(250,487)	(250,208)
Net deferred tax assets	$—	$—

At December 31, 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of $218.7 million and $305.0 million, respectively. The Company's existing federal and state net operating loss carryforwards begin to expire in 2033, respectively. The Company also had available research and development credits for federal and state income tax purposes of approximately $28.3 million and $20.3 million, respectively. The federal and state research and development credits will begin to expire in 2024 and 2025, respectively. As of December 31, 2023, the Company also had available investment tax credits for state income tax purposes of less than $0.1 million which do not expire. The Company has orphan drug credits of $122.7 million, which begin to expire in 2031.

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

As of December 31, 2023, the Company has evaluated the positive and negative evidence bearing upon the realizability of its remaining deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets. The change in the valuation allowance against the deferred tax assets in the years ended December 31, 2023 and 2022 was as follows:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
December 31, 2022	$249,933	$275	$—	$250,208
December 31, 2023	250,208	279	—	250,487

The change in the valuation allowance in the year ended December 31, 2023 primarily relates to the net operating loss deferred tax assets generated for the current year.

8. Subsequent Events

On February 13, 2024, the Company announced that Ipsen S.A. announced it had received approval from the FDA to market ONIVYDE as a first-line treatment of metastatic adenocarcinoma on the pancreas. As a result of this approval by the FDA, the Company is entitled to receive a $225 million milestone payment from Ipsen, which is expected to be received by the end of March 2024. The Company expects to ask stockholders to approve a plan of dissolution and liquidation and, upon receipt of such approval, to dissolve the Company and make a liquidating dividend payment to stockholders of record on the date that the plan of dissolution is approved by its stockholders. The Company expects that the meeting of stockholders will be held in the next 50-90 days.