Form 10-K/A
period 2023-12-31
MERRIMACK PHARMACEUTICALS INC
filed 2024-03-21
CIK 1274792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission file number 001-35409

MERRIMACK PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3210530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Broadway, 14th Floor, Cambridge, Massachusetts 02142
(Address of principal executive offices)
(617)
720-8606
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	MACK	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with an new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’
s
asses
s
ment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accoun ti
ng firm
that
prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registration’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant, based on the last sale price for such stock on June 30, 202
3
, was $129,723,131.
As of March 15, 2024, there were 14,531,760 shares of Common Stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(the “Amendment”) amends the Annual Report
on
Form
10-K
(the “2023 Form
10-K”)
of Merrimack Pharmaceuticals, Inc. (the “Company”) for the fiscal year ended December 31, 2023 (the “2023 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024. We are filing this Amendment to amend Part III of the 2023 Form
10-K
to include the information required by and not included in Part III of the 2023 Form
10-K
because we do not intend to file an annual meeting definitive proxy statement within 120 days of the end of December 31, 2023 but rather intend to hold a special meeting of stockholders to approve a plan of dissolution of the Company which, if approved, will result in the Company filing a certificate of dissolution with the Delaware Secretary of State promptly following the conclusion of the special meeting.
In addition, the Exhibit Index in Item 15 of Part IV of the 2023 Form
10-K
is hereby amended and restated in its entirety and
currently
dated
certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 nor are we filing a consent of our independent public accounting firm.
Except as described above, no other changes have been made to the 2023 Form
10-K.
The 2023 Form
10-K
continues to speak as of the date of the 2023 Form
10-K,
and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2023 Form
10-K
other than as expressly indicated in this Amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Biographies of the Directors

Set forth below are the names and certain information about each of our directors as of March 15, 2024. The information presented includes each individual’s principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Age	Position
Gary L. Crocker	72	Chairman of the Board, President and Treasurer
Eric D. Andersen (2)(3)	46	Director
Noah G. Levy (1)	46	Director
Ulrik B. Nielsen, Ph.D. (1)(2)(3)(4)	51	Director
Ana Radeljevic (1)(4)	44	Director

(1)	Member of the audit committee.
(2)	Member of the corporate governance and nominating committee.
(3)	Member of the organization and compensation committee.
(4)	Member of the 382 exemption committee.

Gary L. Crocker has served as a member of our board of directors since 2004, as Chairman of the Board since 2005 and as President and Treasurer since June 2019. Mr. Crocker also served as our Interim President and Chief Executive Officer from October 2016 to February 2017 and was responsible for the negotiation of the sale of ONIVYDE to Ipsen S.A. Since 2002, Mr. Crocker has served as President and Managing Director of Crocker Ventures, LLC, a privately-held life science investment firm funding differentiated biotechnology and medical device companies. Mr. Crocker has held senior executive positions or served on the board of directors of several life science companies, including as Chairman of the Board of ARUP Laboratories, co-founder and director of Theratech, Inc. (acquired by Actavis plc) and President, Chief Executive Officer and founder of Research Medical, Inc. (acquired by Baxter International). Mr. Crocker also served on the boards of directors of the publicly traded firms Interleuken Genetics, Inc. and The Med-Design Corporation. Mr. Crocker served as a member of the board of the Federal Reserve Branch of San Francisco from 1999 to 2007, and currently serves as the Chairman of the University of Utah’s Center for Medical Innovation and on the board of the Sorenson Legacy Foundation and as Chairman of the Board of Nexus Spine. Mr. Crocker holds an M.B.A. from Harvard Business School and a B.S. from Harvard College. We believe that Mr. Crocker is qualified to serve on our board of directors due to his experience in the life sciences industry as an entrepreneur, venture capitalist and executive and his service on the boards of directors of a range of public and private companies and government institutions, as well as his ability to provide us with his expertise in diagnostics and therapeutic development.

Eric D. Andersen has served as a member of our board of directors since September 2019. Mr. Andersen has been a managing member/portfolio manager at Western Standard, LLC, an investment firm, since June 2008. Prior to that, Mr. Andersen served as an analyst at Ivory Capital and JCK Partners, both investment firms, from 2006 to 2008 and 2004 to 2006, respectively; an associate in the private equity group at J.P. Morgan Partners, LLC from 2002 to 2004; and an analyst, mergers and acquisitions, at The Blackstone Group, an investment firm, from 2000 to 2002. Mr. Andersen holds a B.A. from Dartmouth College and is a CFA Charterholder. We believe Mr. Andersen is qualified to serve on our board of directors due to his investment management experience and strong financial and business acumen.

Noah G. Levy has served as a member of our board of directors since September 2019. Mr. Levy has been a managing member and portfolio manager at Newtyn Management, LLC, an investment firm, since June 2011. Prior to that, Mr. Levy served as a senior member at Tyndall Management, LLC, an investment firm, from 2002 to 2011, and as an analyst at Goldman Sachs, an investment bank and financial services company, from 2000 to 2002. Mr. Levy holds a B.A. from Dartmouth College. We believe Mr. Levy is qualified to serve on our board of directors due to his investment management experience and strong financial and business acumen.

Ulrik B. Nielsen, Ph.D. has served as a member of our board of directors since January 2015 and is one of our co-founders. Dr. Nielsen led our research and drug discovery in various roles from when he joined us in 2002 to January 2015, including as our Senior Vice President and Chief Scientific Officer from March 2009 until January 2015. Dr. Nielsen has been President and Chief Executive Officer of Tidal Therapeutics, Inc., a biotechnology company, since August 2018. Dr. Nielsen previously served in various capacities at Torque Therapeutics Inc., a biotechnology company, including as President from January 2015 to June 2018, Founder Chairman from November 2017 to June 2018 and Chief Executive Officer from January 2015 to November 2017. Dr. Nielsen also served as Chief Executive Officer of Silver Creek Pharmaceuticals, Inc., a former majority owned subsidiary of ours, from July 2010 to March 2014. Dr. Nielsen is currently the CEO of Tidal Therapeutics, a wholly owned subsidiary of Sanofi S.A., and also currently serves on the board of directors of Alloy Therapeutics LLC and Unikum Therapeutics, A/S. Dr. Nielsen holds a Ph.D. in molecular biology and an M.S. in biochemistry from the University of Copenhagen. We believe that Dr. Nielsen is qualified to serve on our board of directors due to his extensive knowledge of Merrimack, his leadership and management experience at Merrimack and other biotechnology companies, and his thorough understanding of our business and industry.

Ana Radeljevic has served as a member of our Board of Directors since June 2022. Ms. Radeljevic has served as Chief Executive Officer of Adventus Partners since 2016, where she is responsible for advising biotechnology clients in the areas of strategy, business development and finance. Since September of 2021, she has served as Chief Business Officer for ADRx Pharma Inc., leading strategy and corporate development. From 2014 through 2016, she served as Vice President of Financial Planning and Analysis at Perkin Elmer, Inc. From 2009 to 2014, Ms. Radeljevic served in several positions at Sanofi, most recently as Director of Business Planning and Business Development. Ms. Radeljevic started her career with Deloitte in audit and subsequently joined its valuation practice. Ms. Radeljevic received her MBA from Syracuse University, a Bachelor of Science in Business Administration and Finance from Old Dominion University, is licensed as a CPA and is a CFA Charterholder. We believe that Ms. Radeljevic is qualified to serve on our board of directors due to her extensive experience in strategic and business planning, finance, business development and operations for life science companies and her technical expertise in finance and valuation.

Board Composition

Our board of directors is currently authorized to have five members. All of our directors are elected annually for a one- year term expiring at the next annual meeting of stockholders. Each director will hold office until his or her successor has been elected and qualified or until his or her earlier death, resignation or removal. Our bylaws provide that the authorized number of directors shall be established by our board of directors. Our bylaws also provide that our directors may be removed with or without cause by the affirmative vote of the holders of at least a majority of the votes that all of our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office, and shall not be filled by the stockholders.

How Our Board Is Organized

Board Leadership Structure

Our board of directors, upon the recommendation of our corporate governance and nominating committee, has appointed Mr. Crocker, our President and Principal Executive Officer, as Chairman of the Board. Mr. Crocker also serves as our Treasurer and Principal Financial Officer. Our board has reviewed our current board leadership structure in light of the composition of the board, our Company’s size, the nature of our business and other relevant factors, and has determined that a combined Chairman and Principal Executive Officer position is currently the most appropriate board leadership structure for our Company. In reaching its determination, the board noted that, given the specific characteristics and circumstances of our Company, a combined Chairman and Principal Executive Officer is in the best position to be aware of major issues facing the Company, is in the best position to identify key risks and developments facing the Company to be brought to the board’s attention and eliminates the potential for confusion and duplication of efforts. We do not have a lead independent director position.

Mr. Crocker’s duties as Chairman of the Board include the following:

•	chairing meetings of our board and of the independent directors in executive session;

•	meeting with any director who is not adequately performing his or her duties as a member of our board or any committee;

•	facilitating communications between other members of our board;

•	determining the frequency and length of board meetings and recommending when special meetings of our board should be held;

•	preparing or approving the agenda for each board meeting; and

•	reviewing and, if appropriate, recommending action to be taken with respect to written communications from stockholders submitted to our board.

Board Committees

Our board of directors has established an audit committee, a corporate governance and nominating committee, an organization and compensation committee and a 382 exemption committee. The audit committee, corporate governance and nominating committee and organization and compensation committee operates under a charter that has been approved by our board. Copies of the committee charters are posted on the Investors section of our website, which is located at https://investors.merrimack.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K/A.

Audit Committee

The current members of our audit committee are Mr. Levy, Dr. Nielsen and Ms. Radeljevic. Ms. Radeljevic serves as chair of the audit committee. Our audit committee’s responsibilities include:

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

Our board of directors has determined that Dr. Nielsen and Ms. Radeljevic are each an “audit committee financial expert” as defined in applicable SEC rules. We believe that the composition of our audit committee meets the requirements for independence under the current Nasdaq Listing Rules and SEC rules and regulations.

The audit committee met four times during 2023.

Corporate Governance and Nominating Committee

The current members of our corporate governance and nominating committee are Mr. Andersen and Dr. Nielsen. Mr. Andersen chairs the corporate governance and nominating committee. Our corporate governance and nominating committee’s responsibilities include:

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

The corporate governance and nominating committee met once during 2023.

Organization and Compensation Committee

The current members of our organization and compensation committee are Mr. Andersen and Dr. Nielsen. Mr. Andersen chairs the organization and compensation committee. Our organization and compensation committee’s responsibilities include:

•	reviewing and making recommendations to our board with respect to the compensation of our Chief Executive Officer, if any;

•	reviewing and approving, or making recommendations to our board with respect to, the compensation of any future executive officers, if any;

•	overseeing an evaluation of our outside management firm;

•	overseeing and administering our cash and equity incentive plans;

•	reviewing and making recommendations to our board with respect to director compensation; and

•	reviewing and making recommendations to our board with respect to management succession planning.

The processes and procedures followed by our organization and compensation committee in considering and determining executive and director compensation are described more below.

The organization and compensation committee acted by written consent twice during 2023.

382 Exemption Committee

Under our Section 382 Rights Agreement, any person which currently owns 4.9% or more of our common stock may continue to own its shares of common stock but may not acquire any additional shares without triggering the Section 382 Rights Agreement. Our 382 exemption committee has the discretion to exempt any person or group from these provisions of the Section 382 Rights Agreement.

The section 382 exemption committee met three times during 2023.

Board Meetings and Attendance

Our board of directors met five times during 2023. During 2023, each director attended at least 75% of the aggregate of the number of board meetings and the number of meetings held by all committees of our board on which he or she then served.

Our directors are encouraged to attend our meetings of stockholders. All five of our current directors attended our 2023 annual meeting of stockholders.

Board Processes

Oversight of Risk

Our board oversees our risk management processes directly and through its committees. Our management is responsible for risk management on a day-to-day basis. The role of our board and its committees is to oversee the risk management activities of management. They fulfill this duty by discussing with management the policies and practices utilized by management in assessing and managing risks and providing input on those policies and practices. In general, our board oversees risk management activities relating to business strategy, acquisitions, capital allocation, organizational structure and certain operational risks; our audit committee oversees risk management activities related to financial controls, legal and compliance risks and cyber risk; our corporate governance and nominating committee oversees risk management activities relating to board composition; and our organization and compensation committee oversees risk management activities relating to our compensation policies and practices and management succession planning. Each committee reports to the full board on a regular basis, including reports with respect to the committee’s risk oversight activities as appropriate. In addition, since risk issues often overlap, committees from time-to-time request that the full board discuss particular risks.

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

Our corporate governance and nominating committee considers the value of diversity when selecting nominees, and believes that our board, taken as a whole, should embody a diverse set of skills, experiences and backgrounds. Our board diversity matrix, as required by the Nasdaq Listing Rules, is posted on the Investors section of our website, which is located at https://investors.merrimack.com. The committee does not make any particular weighting of diversity or any other characteristic in evaluating nominees and directors.

Director Compensation Processes

Our director compensation program is administered by our board of directors with the assistance of the organization and compensation committee. The organization and compensation committee periodically reviews director compensation and makes recommendations to our board with respect thereto. Currently, we do not have any employees and instead use a limited number of consultants for the operation of our Company. Mr. Crocker serves as President and Principal Financial Officer. However, Mr. Crocker is compensated for his role as a director and receives no compensation or benefits for his role as President and Principal Financial Officer. Historically, our executive compensation program has been administered by the organization and compensation committee of our board of directors, subject to the oversight and approval of our full board of directors. In that role, our organization and compensation committee reviewed our executive compensation practices on an annual basis and based on this review made recommendations to our board of directors for approval, which had full discretion to approve or modify the recommendations of the organization and compensation committee.

Communications with Stockholders

Our management will give appropriate attention to written communications that are submitted by stockholders and will respond if and as appropriate. Stockholders may communicate with our management by writing to our Corporate Secretary at Merrimack Pharmaceuticals, Inc., One Broadway, 14th Floor, Cambridge, MA 02142, Attention: Corporate Secretary, or by calling (617) 720-8606. Additional information about contacting Merrimack is available on the Investors section of our website, which is located at https://investors.merrimack.com.

In addition, stockholders who wish to communicate with our entire board may do so by writing to Gary L. Crocker, Chairman of the Board, Merrimack Pharmaceuticals, Inc., One Broadway, 14th Floor, Cambridge, MA 02142. Communications will be forwarded to other directors if they relate to substantive matters that the Chairman of the Board, in consultation with our legal counsel, considers appropriate for attention by the other directors. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances or matters as to which we tend to receive repetitive or duplicative communications.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of Merrimack and our stockholders. The guidelines provide that:

•	our board’s principal responsibility is to oversee the management of Merrimack;

•	a majority of the members of our board must be independent directors;

•	the independent directors meet in executive session at least twice a year and typically following each meeting of the board of directors;

•	directors have full and free access to management and, as necessary, independent advisors;

•	new directors participate in an orientation program and all directors are expected to participate in continuing director education on an ongoing basis; and

•	our board will conduct an annual self-evaluation to determine whether it and its committees are functioning effectively.

A copy of the corporate governance guidelines is posted on the Investors section of our website, which is located at https://investors.merrimack.com.

Board Policies

Code of Business Conduct and Ethics

Our board of directors has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is posted on the Investors section of our website, which is located at https://investors.merrimack.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Listing Rules concerning any amendments to, or waivers from, any provision of our code of business conduct and ethics.

Clawback Policy

Our board of directors has adopted a Clawback Policy that applies to Executive Officers (as defined in the Clawback Policy). A copy of the Clawback Policy is posted on the Investors section of our website, which is located at https://investors.merrimack.com. We will furnish to any person without charge, upon written request, a copy of our Clawback Policy and requests may be directed to Corporate Secretary at Merrimack Pharmaceuticals, Inc., One Broadway, 14th Floor, Cambridge, MA 02142. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Listing Rules concerning any amendments to, or waivers from, any provision of our Clawback Policy.

Executive Officers

Gary L. Crocker serves as Chairman of our board of directors and as President, Principal Financial Officer and Treasurer of the Company but does not receive any additional compensation for his service as President, Principal Financial Officer and Treasurer of the Company. Mr. Crocker is compensated solely for his service on the board of directors pursuant to the existing terms of the Company’s non-employee director compensation policy, as described below in “Director Compensation Arrangements.” Since July of 2019 we have not had any employees and instead use a limited number of consultants for the operation of our Company.

Item 11. Executive Compensation

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2023. As of December 31, 2023, we had three equity compensation plans, all of which were approved by our stockholders: our 2008 Stock Incentive Plan, as amended, our 2011 Stock Incentive Plan, and our 2021 Stock Incentive Plan. Both the 2008 Stock Incentive Plan and the 2011 Stock Incentive Plan are no longer eligible to issue new equity options or other equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	611,000	$12.48	231,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	611,000	$12.48	231,000	(1)

(1)

Reflects the total number of shares of our common stock available for future issuance under our 2021 Stock Incentive Plan as of December 31, 2023. No additional options have been granted from January 1, 2024 through the date of this Form 10-K/A.

401(k) Plan

We maintain a defined contribution employee retirement plan for our former employees. We currently have no employees and our day-to-day operations are managed principally by outside consultants. As we have no employees, we have not matched employee contributions since 2019 and we do not anticipate hiring employees in the future. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. Our 401(k) plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. However, we have not made contributions to the 401(k) plan since 2019. Our only costs associated with the 401(k) plan relate to administration fees to maintain the 401(k) plan for former employees who maintain retirement accounts in our 401(k) plan.

Pay Versus Performance Information

The following table sets forth information concerning the compensation of our principal executive officer, or “PEO,” and, on an average basis, the compensation of our other named executive officers, or “NEOs,” for each of the fiscal years ending December 31, 2023, 2022 and 2021, as such compensation relates to our financial performance for each such fiscal year. For purposes of this table, we have provided information regarding compensation received by Mr. Crocker as the non-executive chairman of our board of directors. Mr. Crocker receives no salary or other benefits as non-executive chairman of our board of directors.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1)(2)(3)	Average Summary Compensation Table Total for Non-PEO NEO’s(1)	Average Compensation Actually Paid to Non-PEO NEO’s(1)(2)	Value of Initial Fixed $100 Investment(4) Based on:		Net Loss(5)	Company- Total Operating Expenses(5)
					Total Shareholder Return	Peer Group Total Shareholder Return
2023	$134,233	$251,898	n/a	n/a	$194.63	*	$1,169	$2,037
2022	$105,437	$608,052	n/a	n/a	$166.32	*	$1,455	$1,729
2021	$89,667	$(209,208)	n/a	n/a	$56.75	*	$2,455	$2,472

*	Not required for smaller reporting companies
(1)	For each of 2023, 2022 and 2021, the PEO is Gary L. Crocker, Chief Executive Officer. There are no non-PEO NEOs employed by us.
(2)	We do not have pensions; therefore, an adjustment to the Summary Compensation Table (SCT) totals related to pension value for any of the years in this table is not needed.
(3)

Compensation Actually Paid (CAP) to the PEO reflects director fees paid in cash and both the fair value of non-qualified stock options received as non-executive chair of the board of directors during the year and the change in fair value of options at the end of the covered fiscal year from the fair value of the options at the end of the prior fiscal year (whether positive or negative). Mr. Crocker does not receive a base salary or other benefits. Compensation actually paid to the PEO in 2023 includes a $1.95 per share increase in the fair value of options held at December 31, 2023 compared to the fair value of those options in 2022, although 27,350 options have exercise prices between $23.45 and $44.82 per share. Compensation actually paid to the PEO in 2022 includes a $502,615 increase in the fair value of options held at December 31, 2022 compared to the fair value of those options in 2021. Compensation actually paid to the PEO in 2021 includes a $298,875 decrease in the fair value of options held at December 31, 2021 compared to the fair value of those options in 2020. The PEO did not exercise any options in fiscal 2023, 2022 or 2021.

(4)

Total Shareholder Return assumes $100 was invested on December 31, 2021. At December 31, 2020, the closing price for our common stock was $6.89 per share. At December 31, 2021, the closing price for our common stock was $3.91 per share. At December 31, 2022, the closing price for our common stock was $11.46 per share. At December 31, 2023, the closing price for our common stock was $13.41 per share.

(5)	Net loss and total operating expenses are each stated in thousands (000s).

Director Compensation for 2023

The following table sets forth information regarding the total compensation awarded to, earned by or paid to each of our non-employee directors during the year ended December 31, 2023 for their service on our board of directors. Mr. Crocker did not receive any compensation for his service as President, Principal Financial Officer and Treasurer.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Eric D. Andersen (3)	—	—	—	—
Gary L. Crocker	76,000	58,234	—	134,234
Noah G. Levy (3)	—	—	—	—
Ulrik B. Nielsen	72,500	50,954	—	123,454
Ana Radeljevic	74,500	50,954	—	125,454

(1)	Fees earned or paid in cash consist of:

•	for Mr. Crocker, $76,000 as a retainer as non-executive chairman of the board and board committee membership;

•	for Dr. Nielsen, $72,500 as a retainer for board service and board committee membership; and

•	for Ms. Radeljevic, $74,500 as a retainer for board service and board committee membership.

(2)

Amount reflects the aggregate grant date fair value of a stock option granted for service as a director. On June 6, 2023, the Board awarded stock option grants as follows at an exercise price of $12.48 per share:

Gary L Crocker	8,000
Ulrik B. Nielsen	7,000
Ana Radeljevic	7,000

The grant date fair value was computed in accordance with the provisions of ASC 718 and treated for accounting purposes as employee awards. The assumptions that we used to calculate this amount are discussed in Note 6 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2023. As of December 31, 2023, the aggregate number of shares of our common stock subject to each director’s outstanding option awards was as follows: Mr. Crocker, 93,174 (of which 80,374 were vested); Dr. Nielsen, 91,691 (of which 88,191 were vested); and Ms. Radeljevic, 14,000 (of which 10,500 were vested). Options granted in 2023 vest as follows: each such option vests as to 1/4th of the total number of shares on July 1, and an additional 1/4th of the total number of shares at the end of each successive three-month period on the first day of each of the three successive calendar quarters thereafter, until April 1, 2024.

(3)

Pursuant to the terms of the Cooperation Agreement, Mr. Andersen and Mr. Levy have agreed to waive and forego any cash or stock compensation (other than expense reimbursement) for their services as directors.

Director Compensation Arrangements

Our non-employee directors were compensated for their services to our board, effective July 1, 2023 and will continue to be compensated for their services to our board during the first half of calendar year 2024 as follows:

•

an annual retainer for board service of $76,000 for the Chairman of the Board, $74,500 for Ms. Radeljevic for board service and as chair of our audit committee and $72,500 for Dr. Nielsen for board service and as chair of our corporate governance and nominating committee;

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

In addition, we have reimbursed, and will continue to reimburse, our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our board and committees of our board. No such travel expenses were incurred in 2023. Pursuant to the terms of the Cooperation Agreement, Mr. Andersen and Mr. Levy have agreed to waive and forego any cash or stock compensation (other than expense reimbursement) for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 15, 2024 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our Common Stock;

•	each of our named executive officers;

•	each of our current directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our Common Stock. Shares of our Common Stock subject to options that are currently exercisable or exercisable within 60 days after March 15, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person, but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, to our knowledge, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our Common Stock beneficially owned by them, subject to community property laws, where applicable. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 14,531,760 shares of our Common Stock outstanding as of March 15, 2024. Except as otherwise set forth below, the address of the beneficial owner is c/o Merrimack Pharmaceuticals, Inc., One Broadway, 14th Floor, Cambridge, MA 02142. Beneficial ownership representing less than one percent of our outstanding Common Stock as of March 15, 2024 is denoted with an “*.”

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Western Standard, LLC (1)(3)	2,269,608	15.62%
Newtyn Management, LLC (2)(3)	1,873,694	12.89%
BlackRock, Inc.(4)	740,660	5.03%
Named Executive Officers and Directors and Director Nominees
Gary L. Crocker (5)	226,796	1.55%
Eric D. Andersen (3)(6)	2,269,608	15.62%
Noah G. Levy (3)(7)	1,873,694	12.89%
Ulrik B. Nielsen (8)	108,889	*
Ana Radeljevic (9)	18,156	*

All executive officers and directors as a group (5 persons) (10)	4,497,143	30.57%

(1)

Based on information provided in a Form 4 filed on December 28, 2023 and a Schedule 13D/A filed on December 13, 2023 by Western Standard, LLC (“Western Standard”) with respect to the following reporting persons: Western Standard and Eric D. Andersen. The address of each of the reporting persons is 5757 Wilshire Blvd, Suite 636, Los Angeles, CA 90036. Western Standard is the general partner and investment manager to Western Standard Partners, LP (“WSP LP”) and Western Standard Partners QP, LP (“WSP QP LP” and together with WSP LP, the “WSP Funds”). Western Standard, WSP LP, WSP QP LP and Mr. Andersen are hereinafter collectively referred to as the “Western Standard Parties.” Mr. Andersen is the managing member of Western Standard and is the portfolio manager to the WSP Funds. Western Standard reports that it holds sole voting power and sole dispositive power with respect to 2,269,608 shares of Common Stock. Mr. Andersen reports that he holds sole voting power and sole dispositive power with respect to 2,269,608 shares of Common Stock as the manager of Western Standard. Mr. Andersen, a member of our Board of Directors, disclaims beneficial ownership of all shares held by Western Standard, except to the extent of his pecuniary interest therein.

(2)

Based on information provided on a Schedule 13D/A filed on January 25, 2023 by Newtyn Management, LLC (“Newtyn Management”) with respect to the following reporting persons: Newtyn Management, Noah G. Levy, Newtyn Partners, LP (“Newtyn Partners”), Newtyn TE Partners, LLC (“Newtyn TE”), Newtyn Capital Partners, LP (“NCP”) (Newtyn TE and NCP collectively the “Newtyn Funds”) and Ledo Capital, LLC (“Ledo”) (collectively, the “Newtyn Parties”). The address of each of the reporting persons is 60 East 42nd Street, 9th Floor, New York, New York 10165. Mr. Levy is the managing member of Newtyn Management and Ledo, and is the portfolio manager to the Newtyn Funds. NCP is the general partner of the Newtyn Funds, and Ledo is the general partner of NCP. Newtyn Management reports that it holds sole voting power and sole dispositive power with respect to 1,873,694 shares of Common Stock. Mr. Levy reports that he holds sole voting power and sole dispositive power with respect to 1,873,694 shares of Common Stock. Mr. Levy, a member of our Board of Directors, disclaims beneficial ownership of all shares held by Newtyn Management, except to the extent of his pecuniary interest therein.

(3)

As a result of an agreement among the persons listed below to vote their respective shares of Common Stock jointly (the “Cooperation Agreement”), such persons have formed a “group” under Section 13(d)(1) of the Exchange Act (the “13D Group”). The 13D Group includes the Western Standard Parties and the Newtyn Parties. As a member of the 13D Group, each Western Standard Party would be deemed to beneficially own the aggregate amount of the Common Stock that each of the 13D Group members beneficially owns, in which case it or he would be deemed to beneficially own 4,143,202 shares of Common Stock. However, none of the Western Standard parties have the ability to direct the acquisition or disposition or, except through the Cooperation Agreement, voting of the securities held by Newtyn Parties, and none of the Newtyn Parties have the ability to direct the acquisition or disposition or, except through the Cooperation Agreement, voting of the securities held by the Western Standard Parties. As members of the 13D Group, the combined holdings of the Western Standard Parties and the Newtyn Parties would result in each Western Standard Party and each Newtyn Party having voting power equivalent to a combined beneficial ownership of 4,143,202 shares of Common Stock or 28.54% of our outstanding Common Stock for voting purposes.

Each Western Standard Party and each Newtyn Party disclaims beneficial ownership of the shares beneficially owned by the 13D Group except to the extent of its or his pecuniary interest therein, if any, and this report shall not be deemed an admission that it or he is the beneficial owner of such shares.
(4)

Based on information filed on a Schedule 13G filed on January 31, 2024 by BlackRock, Inc. on behalf of itself and its subsidiaries as follows: (i) BlackRock Advisors, LLC, (ii) BlackRock Fund Advisors, (iii) BlackRock Institutional Trust Company, National Association, (iv) BlackRock Financial Management, Inc., and (v) BlackRock Investment Management, LLC.

(5)

Consists of (i) 135,105 shares of Common Stock held by Crocker Family Investments, LLC, over which Mr. Crocker is the Managing Member, and (ii) 91,691 shares of Common Stock underlying options that are exercisable as of April 1, 2024.

(6)

Consists of the shares described in Note 2 above. Mr. Andersen, a member of our Board of Directors, is the managing member of Western Standard and may be deemed the indirect beneficial owner of such shares. Mr. Andersen disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein.

(7)

Consists of the shares described in Note 3 above. Mr. Levy, a member of our Board of Directors, is the managing member of Newtyn Management and may be deemed the indirect beneficial owner of such shares. Mr. Levy disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein.

(8)	Consists of (i) 36,968 shares of Common Stock and (ii) 71,991 shares of Common Stock underlying options that are exercisable as of April 1, 2024.
(9)	Consists of (i) 4,156 shares of Common Stock and (ii) 14,000 shares of Common Stock underlying options that are exercisable as of April 1, 2024.
(10)	Includes 4,318,461 shares of Common Stock and 177,682 shares of Common Stock underlying options that are exercisable as of April 1, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Cooperation Agreement

On September 18, 2019, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Newtyn Management, LLC and its affiliates (collectively, the “Newtyn Parties”) and Western Standard, LLC and its affiliates (collectively, the “Western Parties”). The Newtyn Parties and the Western Parties, each as an affiliated group, will collectively be referred to as the “shareholder parties” and individually be referred to as a “shareholder party.”

Pursuant to the Cooperation Agreement, the board increased the size of the board by adding two seats and appointed Mr. Levy, as the designee of the Newtyn Parties, and Mr. Andersen, as the designee of the Western Parties, to the board. Messrs. Levy and Andersen are collectively referred to as the “New Directors.” Additionally, the Company agreed to, among other things, nominate the New Directors for re-election at the 2019 Annual Meeting of Stockholders along with the Company’s three other nominees. Each shareholder party will have the right to designate a replacement for the New Director designated by such shareholder party, subject to the approval of the corporate governance and nominating committee, if such shareholder party owns at least 2.5% of the Company’s voting securities.

For so long as the shareholder parties collectively own at least 5% of the Company’s voting securities, the Company has agreed that the size of the board will not exceed five members unless at least two-thirds of the directors then serving in office, including at least one New Director (or any replacement), approve such increase.

With respect to any meeting of the Company’s stockholders held prior to the termination of the Cooperation Agreement, the shareholder parties agreed to, among other things, vote in favor of the Company’s director nominees and, subject to certain exceptions, vote in accordance with the board’s recommendation on all other proposals.

Each shareholder party also agreed to certain customary standstill provisions prohibiting it from, among other things, (i) making certain public announcements, (ii) soliciting proxies, (iii) acquiring beneficial ownership of more than 20% of the Company’s voting securities, (iv) selling any Company securities to any person that is known to have filed or threatened to file a proxy solicitation against the Company within the preceding 18 months or has otherwise given such shareholder party reasonable cause to believe such person intends to engage in a proxy campaign against the Company, (v) taking any action to support proposals that seek to influence the board or management of the Company or effect any material change in the Company’s capitalization, management, business or corporate structure, and (vi) joining any group with respect to the Company’s voting securities.

Unless the parties agree otherwise, the Cooperation Agreement will terminate as to a shareholder party on the earliest of (a) the time when such shareholder party no longer owns at least 2.5% of the Company’s voting securities, (b) the adjournment of the applicable annual meeting if the New Director (or any replacement) designated by such shareholder party is not re-elected at such meeting, (c) the Company’s breach of its obligations with respect to the strategy and expense committee, (d) the New Director (or any replacement) designated by such shareholder party fails to be re-nominated for election at a shareholder meeting, and (e) the consummation of an Extraordinary Transaction (as defined in the Cooperation Agreement).

The parties to the Cooperation Agreement have also agreed not to make any disparaging remarks or file any lawsuits against each other, subject to certain exceptions contained in the agreement.

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

Since January 1, 2021, we have not engaged in any related person transactions.

Board Determination of Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 5605(a)(2) of the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (ii) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Mr. Andersen, Mr. Levy, Dr. Nielsen, and Ms. Radeljevic, representing four of our five current directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Our board of directors had previously made a determination of independence with respect to Mr. Crocker, who was no longer deemed to be independent as of his appointment as President in June 2019. Our board of directors has also determined that Mr. Levy, Dr. Nielsen, and Ms. Radeljevic, who will comprise our audit committee, and Mr. Andersen and Dr. Nielsen, who comprise our corporate governance and nominating committee and our organization and compensation committee, each satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determination, our board of directors considered the relationships that each such non-employee director has with Merrimack, including any transactions of the type described above in “Related Person Transactions,” and all other facts and circumstances our board of directors deemed relevant in determining independence.

Item 14. Principal Accountant Fees and Services

Audit Committee Report

The audit committee of the board of directors of Merrimack Pharmaceuticals, Inc. has reviewed Merrimack’s audited financial statements for the fiscal year ended December 31, 2023 and discussed them with Merrimack’s management and Marcum LLP, Merrimack’s independent registered public accounting firm for the fiscal year ended December 31, 2023.

The audit committee has received from, and discussed with, Marcum LLP various communications that Marcum LLP is required to provide to the audit committee, including the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board.

The audit committee has received the written disclosures and the letter from Marcum LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with Merrimack’s independent registered public accounting firm its independence.

Based on the review and discussions referred to above, the audit committee recommended to Merrimack’s board of directors that the audited financial statements referred to above be included in Merrimack’s Annual Report on Form 10-K for the year ended December 31, 2023.

By the audit committee of the board of directors of Merrimack Pharmaceuticals, Inc.

Ana Radeljevic, Chair

Noah G. Levy

Ulrik B. Nielsen, Ph.D.

Audit Fees and Services

The following table summarizes the fees that Marcum LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022, billed to us for the fiscal years ended December 31, 2023 and 2022.

Fee Category	2023 ($)	2022 ($)
Audit Fees (1)	135,342	131,737
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	135,342	131,737

(1)	Audit Fees are fees for the audit of our 2023 and 2022 consolidated financial statements including reviews of our interim condensed consolidated financial statements.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the report.

(1) Financial Statements

Our consolidated financial statements are set forth on pages F-1 through F-16 of our Annual Report on Form 10-K filed with the SEC on March 7, 2024 and are incorporated herein by reference.

(2) Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3) Exhibits

Exhibit Number	Description of Exhibit

2.1	Asset Purchase and Sale Agreement, dated as of January 7, 2017, by and between the Registrant and Ipsen S.A. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2017)

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

3.3	Certificate of Designation of Series Z Junior Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on December 3, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2019)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2018)

4.4	Section 382 Rights Agreement, dated as of December 3, 2019, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2019)

4.5	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 10-K filed on March 7, 2024)

4.5(1)	First Amendment to Section 382 Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2022)

10.1#	2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed on July 8, 2011)

10.2#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.3#	2021 Incentive Award Plan (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, filed on April 22, 2021)

10.4#	Form of Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.5#	Form of Non-Qualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed on January 13, 2012)

10.12#	Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed on August 19, 2011)

10.31†	Asset Purchase Agreement, dated as of May 28, 2019, by and between the Registrant and 14ner Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019)

10.32	Amendment No. 1 to Asset Purchase Agreement, dated as of June 24, 2019, by and between the Registrant and 14ner Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2019)

10.33	Amendment No. 2 to Asset Purchase Agreement, dated as of June 28, 2019, by and between the Registrant and 14ner Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2019)

10.39	Cooperation Agreement, dated as of September 18, 2019, by and among the Registrant, Newtyn Management, LLC, Newtyn Partners, LP, Newtyn TE Partners, LP, Noah G. Levy, Newtyn Capital Partners, LP, Ledo Capital, LLC, Western Standard, LLC, Western Standard Partners, LP, Western Standard Partners QP, LP and Eric D. Andersen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2019)

10.40	Asset Purchase Agreement, dated as of March 27, 2020, by and between the Registrant and Celator Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2020)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2024).

23.1	Consent of Marcum LLP, an independent registered public accounting firm (previously filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.1 to the Registrant’s Form 10-K filed on March 7, 2024).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.2 to the Registrant’s Form 10-K filed on March 7, 2024).

97.1	Policy for the Recovery of Erroneously Awarded Compensation adopted November 30, 2023 (previously furnished as Exhibit 97.1 to the Registrant’s Form 10-K filed on March 7, 2024).

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Management contract or compensatory plan, contract or agreement.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrimack Pharmaceuticals, Inc.

Date: March 21, 2024	By:	/s/ Gary L. Crocker
Gary L. Crocker
President, Chairman of the Board and Principal Accounting Officer