Form 10-Q
period 2024-03-31
MERRIMACK PHARMACEUTICALS INC
filed 2024-05-15
CIK 1274792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 14,788,369 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our rights to receive payments related to the accomplishment, if at all, of additional milestone (the “Ipsen mPDAC Milestone Payment”) under the asset purchase and sale agreement with Ipsen S.A.;
•
our rights to receive payments related to the milestone events under the asset purchase agreement with Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), when expected or at all;
•
our estimates regarding expenses; and
•
other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, and in the documents incorporated by reference herein and therein.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$234,160	$5,989
Short-term investments	9,950	12,886
Prepaid expenses and other current assets	209	309
Total current assets	244,319	19,184
Other assets	3	4
Total assets	$244,322	$19,188
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other	$566	$441
Income taxes payable	22,106	—
Total current liabilities	22,672	441
Total liabilities	22,672	441
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued or outstanding at March 31, 2024 or December 31, 2023	—	—
Common stock, $0.01 par value: 30,000 shares authorized at March 31, 2024 and December 31, 2023; 14,532 and 14,351 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,345	1,343
Additional paid-in capital	567,752	566,221
Accumulated deficit	(347,447)	(548,817)
Total stockholders’ equity	221,650	18,747
Total liabilities and stockholders’ equity	$244,322	$19,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Operating expenses:
General and administrative expenses	$669	$586
Gain on sale of in-process research and development	—	(139)
Total operating expenses	669	447
Loss from operations	(669)	(447)
Other income:
Interest income	233	176
Total other income	233	176
Net loss from continuing operations	(436)	$(271)
Discontinued operations:
Income from discontinued operations, net of tax	201,806	—
Net income (loss) and comprehensive income (loss)	$201,370	$(271)
Basic and dilutive net income (loss) per common share
Net loss from continuing operations	$(0.03)	$(0.02)
Net income from discontinued operations, net of tax	13.96	—
Net income (loss) per common share	$13.93	$(0.02)
Weighted-average common shares used to compute basic and diluted net income (loss) per common share	14,452	14,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	14,351	$1,343	$566,221	$(548,817)	$18,747
Exercise of stock options	181	2	1,483	—	1,485
Stock-based compensation	—	—	48	—	48
Net income	—	—	—	201,370	201,370
Balance at March 31, 2024	14,532	$1,345	$567,752	$(347,447)	$221,650

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	14,215	$1,342	$565,541	$(547,636)	$19,247
Exercise of stock options	40	1	178	—	179
Stock-based compensation	—	—	17	—	17
Net loss	—	—	—	(271)	(271)
Balance at March 31, 2023	14,255	$1,343	$565,736	$(547,907)	$19,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$201,370	$(271)
Less:
Income from discontinued operations	(201,806)	—
Loss from continuing operations	(436)	(271)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Gain on sale of in-process research and development	—	(139)
Accretion of interest income	(64)	—
Stock-based compensation expense	48	17
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	100	162
Accounts payable, accrued expenses and other	125	(126)
Other assets	1	1
Net cash used in continuing operations for operating activities	(226)	(356)
Net cash used in discontinued operations for operating activities	(1,088)	—
Net cash used in operating activities	(1,314)	(356)
Cash flows from investing activities
Proceeds from milestone of a discontinued operation	225,000	—
Net proceeds from sale of in-process research and development	—	139
Proceeds from maturity of short-term investments	3,000	—
Net cash provided by investing activities	228,000	139
Cash flows from financing activities
Proceeds from exercise of stock options	1,485	179
Net cash provided by financing activities	1,485	179
Net increase (decrease) in cash and cash equivalents	228,171	(38)
Cash and cash equivalents, beginning of period	5,989	19,439
Cash and cash equivalents, end of period	$234,160	$19,401
Supplemental disclosure of cash flows
Cash paid for income taxes	$1,088	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Merrimack Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Merrimack Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company based in Cambridge, Massachusetts that is entitled to receive up to $225.0 million in contingent milestone payments related to its sale of ONIVYDE® and MM-436 (the “Commercial Business”) to Ipsen S.A. (“Ipsen”) in April 2017 (the “Ipsen Sale”). The Company does not have any ongoing research or development activities. The Company does not have any employees and instead uses external consultants for the operation of the Company.

On February 13, 2024, the Company announced that Ipsen S.A. announced it had received approval from the U.S. Food and Drug Administration (“FDA”) to market ONIVYDE as a first-line treatment of metastatic adenocarcinoma on the pancreas. As a result of this approval by the FDA, the Company received a $225 million milestone payment from Ipsen under the terms of the Ipsen Sale in March 2024. On May 10, 2024, the Company’s stockholders approved a plan of dissolution (the “Plan of Dissolution”) whereby the Company will cease operations and dissolve in accordance with Delaware law. Stockholders of record on May 10, 2024 will receive a one-time liquidating dividend of $15.10 per share, which dividend is expected to be paid on or around May 17. Thereafter, the Company intends to transfer any remaining rights to any potential future milestone payments, as described below, from Ipsen Pharmaceuticals or Elevation Oncology to a liquidating trust. Currently, the Company has no expectation that any future milestone payments will occur. If any future milestone payments were received, they would be distributed to stockholders of record as of May 10, 2024. Following the stockholders’ meeting, the Company expects to delist from trading on NASDAQ on or around May 15, 2024 and to terminate its registration as a reporting company under the Securities Exchange Act of 1934, as amended.

In addition to the $225 million milestone that the Company received in March 2024, based upon the approval announced by the FDA on February 13, 2024 of ONIVYDE® for the first-line treatment of metastatic pancreatic ductal adenocarcinoma (“mPDAC”), there are $225 million of additional contingent milestone payments which could result from the Ipsen Sale. The Company believes that the probability of receiving these additional milestones is remote based on publicly available information provided by Ipsen. The $225.0 million in contingent milestone payments resulting from the Ipsen Sale consist of:

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

The Company’s termination of its executive management team and all other employees was substantially completed by June 28, 2019 and fully completed by July 12, 2019. As of July 12, 2019, the Company no longer had any employees. The Company has engaged external consultants to run the day-to-day operations of the Company. The Company has also entered into consulting agreements with certain former members of its executive management team who are supporting the Company’s relationship with current partners, and assisting with certain legal and regulatory matters and the continued wind-down of operations.

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2024, the Company had an accumulated deficit of $347.4 million. During the three months ended March 31, 2024, the Company incurred net loss from continuing operations of $0.4 million and used $1.3 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents and short-term investments of $244.1 million at March 31, 2024 will be sufficient to fund operations for the foreseeable future.

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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements for the year ended December 31, 2023, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, its statements of stockholders’ equity for the three months ended March 31, 2024 and 2023 and its statements of cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in the notes related to the three months ended March 31, 2024 and 2023 are unaudited. The results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

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

3. Discontinued Operations - Sale of Commercial Business

Ipsen

On April 3, 2017, the Company completed the sale of the Commercial Business to Ipsen. The Commercial Business represented a discontinued operation since the disposal of the Commercial Business was a strategic shift that had a major effect on the Company’s operations and financial results. The Company will not have further significant involvement in the operations of the discontinued Commercial Business. The operating results of the Commercial Business are reported as discontinued operations, net of tax in the condensed consolidated statements of operations and comprehensive loss for all periods presented.

Discontinued Operations

The condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 reflect the operations of the Commercial Business as a discontinued operation. Discontinued operations for the three months ended March 31, 2024 and 2023 includes the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Other income and expenses:
Gain on sale of Commercial Business	$225,000	$—
Income from discontinued operations	225,000	—
Income tax expense	(23,194)	—
Total income from discontinued operations	$201,806	$—

During the three months ended March 31, 2024, the Company received $225.0 million milestone payment related to the development and commercialization of ONIVYDE. The Company included the $225.0 million in discontinued operations because the amounts directly relate to the Commercial Business, which was classified as a discontinued operation.

The Company recorded the income tax implications of the milestone payment in the first quarter of 2024 on a discrete basis. The milestone generated taxable income for the Company which has resulted in income tax expense. The Company released a portion of its valuation allowance in the three months ended March 31, 2024 as it is now able to utilize its net operating loss carryforwards to offset the taxable income generated from the milestone payment. The Company’s current income tax expense for the three months ended March 31, 2024 is $23.2 million, which is comprised primarily of federal IRC Section 453A interest and the Massachusetts equivalent of IRC Section 453A interest expense.

4. Fair Value of Financial Instruments

The following tables show assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,996	$—	$—
Totals	$5,996	$—	$—

Short-term investments:
Treasury bills and notes	$—	$9,950	$—
Totals	$—	$9,950	$—

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,721	$—	$—
Totals	$5,721	$—	$—

Short-term investments:
Treasury bills and notes	$—	$12,886	$—
Totals	$—	$12,886	$—

There were no liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

The following table summarizes the carrying values and fair values of the Company's financial instruments:

	March 31, 2024
(in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Treasury bills and notes	$9,950	$—	$9,950	$—	$—	$9,950
Total short-term investments	$9,950	$—	$9,950	$—	$—	$9,950

	December 31, 2023
(in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Treasury bills and notes	$12,886	$—	$12,886	$—	$—	$12,886
Total short-term investments	$12,886	$—	$12,886	$—	$—	$12,886

The Company has investments in U.S. Treasury Bills and U.S. Treasury Notes as of March 31, 2024 and December 31, 2023, some of which mature over a period greater than 90 days but within one year and are classified as short-term investments. The U.S. Treasury Bills and U.S. Treasury Notes are carried at amortized cost and classified as held to maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills and U.S. Treasury Notes are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills and U.S. Treasury Notes is recognized in interest income in the Company’s consolidated statement of operations and comprehensive loss.

5. Accounts Payable, Accrued Expenses and Other

Accounts payable, accrued expenses and other as of March 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accounts payable	$168	$74
Accrued goods and services	161	130
Accrued clinical trial costs	46	46
Others	191	191
Total accounts payable, accrued expenses and other	$566	$441

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

The Company initially reserved 275,000 of its common stock for the issuance of awards under the 2021 Plan. There were no options granted during each of the three months ended March 31, 2024 and 2023 under the 2021 Plan. At March 31, 2024, there were 209,000 shares remaining available for grant under the 2021 Plan.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 is $1.1 million and $0.3 million, respectively.

The Company recognized stock-based compensation expense of $48 thousand and $17 thousand in general and administrative expenses during the three months ended March 31, 2024 and 2023, respectively.

7. Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated by dividing the net loss attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to Merrimack Pharmaceuticals, Inc. by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options based on the treasury stock method. Outstanding stock options were not included in the diluted net income (loss) per share calculation because in a period when a net loss from continuing operations is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the income (loss) per share would be reduced. Therefore, in periods where a net loss from continuing operations is reported, there is no difference in basic and dilutive income (loss) per share.

Stock options are excluded from the calculation of diluted income (loss) per share because the net income (loss) for the three months ended March 31, 2024 and 2023 causes such securities to be anti-dilutive. Outstanding options excluded from the calculation of diluted income (loss) per share for the three months ended March 31, 2024 and 2023 are shown in the chart below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Outstanding options to purchase common stock	344	695

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

9. Subsequent Events

On May 10, 2024, the Company’s stockholders approved a Plan of Dissolution whereby the Company will cease operations and dissolve in accordance with Delaware law. Stockholders of record on May 10, 2024 will receive a one-time liquidating dividend of $15.10 per share, which dividend is expected to be paid on or around May 17. Thereafter, the Company intends to transfer any remaining rights to any potential future milestone payments, as described below, from Ipsen Pharmaceuticals or Elevation Oncology to a liquidating trust. Currently, the Company has no expectation that any future milestone payments will occur. If any future milestone payments were received, they would be distributed to stockholders of record as of May 10, 2024. Following the stockholders’ meeting, the Company expects to delist from trading on NASDAQ on or around May 15, 2024 and to terminate its registration as a reporting company under the Securities Exchange Act of 1934, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company based in Cambridge, Massachusetts that is entitled to receive up to $225.0 million in contingent milestone payments related to our sale of ONIVYDE® to Ipsen S.A., or Ipsen, in April 2017 and up to $54.5 million in contingent milestone payments related to our sale of MM-121 and MM-111 to Elevation Oncology, Inc. (formerly known as 14ner Oncology, Inc.), or Elevation, in July 2019. We do not have any ongoing research or development activities. We do not have any employees and instead use external consultants for the operation of our company.

On February 13, 2024, we announced that Ipsen S.A. announced it had received approval from the FDA to market ONIVYDE as a first-line treatment of metastatic adenocarcinoma on the pancreas. As a result of this approval by the FDA, we received a $225 million milestone payment from Ipsen in March 2024. On May 10, 2024, our stockholders approved a Plan of Dissolution whereby we will cease operations and dissolve in accordance with Delaware law. Stockholders of record on May 10, 2024 will receive a one-time liquidating dividend of $15.10 per share, which dividend is expected to be paid on or around May 17. Thereafter, we intend to transfer any remaining rights to any potential future milestone payments, as described below, from Ipsen Pharmaceuticals or Elevation Oncology to a liquidating trust. Currently, we have no expectation that any future milestone payments will occur. If any future milestone payments were received, they would be distributed to stockholders of record as of May 10, 2024. Following the stockholders’ meeting, we expect to delist from trading on NASDAQ on or around May 15, 2024 and to terminate its registration as a reporting company under the Securities Exchange Act of 1934, as amended.

In addition to the $225 million milestone that the Company received in March 2024, based upon the approval announced by the FDA on February 13, 2024 of ONIVYDE® for the first-line treatment of metastatic pancreatic ductal adenocarcinoma (“mPDAC”), there are $225 million of additional contingent milestone payments which could result from the Ipsen Sale. The Company believes that the probability of receiving these additional milestones is remote based on publicly available information provided by Ipsen. The $225.0 million in contingent milestone payments resulting from the Ipsen Sale consist of:

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

On January 23, 2023, we entered into an Asset Purchase Option Agreement (the “Option Agreement”) with a third party (the “Purchaser”), pursuant to which the Purchaser agreed to obtain an exclusive option (the “Option”) to purchase one of the Company’s preclinical programs with a consideration of $0.7 million. Under the terms of the Option Agreement, the Purchaser paid to us the Option fee of $0.2 million and we incurred transaction cost of less than $0.1 million. A net gain of $0.1 million was recognized in January 2023. In July 2023, the Purchaser decided not to exercise the Option.

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

As of March 31, 2024, we had unrestricted cash and cash equivalents and short-term investments of $244.1 million. We expect that our cash and cash equivalents as of March 31, 2024 will be sufficient to continue our operations for the foreseeable future.

As of March 31, 2024, we had an accumulated deficit of $347.4 million. Our net loss from our continuing operations was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. We do not expect to have any research and development expenses going forward.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since March 7, 2024, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2023. For more information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating expenses:
General and administrative expenses	$669	$586
Gain on sale of assets	—	(139)
Total operating expenses	669	447
Loss from operations	(669)	(447)
Interest income	233	176
Total other income	233	176

General and administrative expenses

General and administrative expenses were $0.7 million for the three months ended March 31, 2024 and $0.6 million for the three months ending March 31, 2023, no significant changes during the three months ended March 31, 2024.

Gain on sale of assets

Gain on sale of assets was $0.1 million for the three months ended March 31, 2023, attributable to the sale of certain of our preclinical programs to third parties. There is no gain on sale of assets during the three months ended March 31, 2024.

Interest income

Interest income was $0.2 million for the three months ended March 31, 2024 and 2023, primarily attributable to the interest associated with our money market fund, U.S. Treasury Bills and U.S. Treasury Notes.

Liquidity and Capital Resources

Sources of liquidity

We have financed our operations through March 31, 2024 primarily through private placements of convertible preferred stock, collaborations, public offerings of our securities, secured debt financings, sales of our common stock, sales of our commercial and in-process research and development assets and exercise of stock options. As of March 31, 2024, we had unrestricted cash and cash equivalents and short-term investments of $244.1 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(1,314)	$(356)
Net cash provided by investing activities	228,000	139
Net cash provided by financing activities	1,485	179
Net increase (decrease) in cash and cash equivalents	$228,171	$(38)

Operating activities

Cash used in operating activities was $1.3 million during the three months ended March 31, 2024, of which $0.2 million was used by continuing operations and $1.1 million was used by discontinued operations. The cash used in operating activities was primarily a result of our $0.4 million net loss from continuing operations. The net loss from continuing operations was offset by stock-based compensation expense of $0.1 million, a decrease in prepaid expenses and other current assets of $0.1 million and an increase in accounts payable, accrued expenses and other of $0.1 million. The net loss from continuing operations was also adjusted by $0.1 million of accretion on short-term investments.

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

Investing activities

Cash provided by investing activities of $228.0 million during the three months ended March 31, 2024 was primarily due to milestone payments relating to the sale of the commercial business totaling $225.0 million, also due to proceeds from maturity of short term investments of $3.0 million.

Cash provided by investing activities of $0.1 million during the three months ended March 31, 2023 was due to proceeds from the sale of in-process research and development.

Financing activities

Cash provided by financing activities of $1.5 million and $0.2 million during the three months ended March 31, 2024 and 2023 was due to proceeds from the exercise of stock options.

Funding requirements

We have incurred significant expenses and operating losses to date. On May 30, 2019, we announced the completion of our review of strategic alternatives, following which our board of directors implemented a series of measures designed to extend our cash runway into 2027 and preserve our ability to capture the potential milestone payments resulting from the Ipsen sale. In connection with that announcement, we discontinued the discovery efforts on our remaining preclinical programs and implemented a reduction in headcount resulting in the termination of all remaining employees as of July 12, 2019. On May 10, 2024, our stockholders approved a Plan of Dissolution whereby we will cease operations and dissolve in accordance with Delaware law. Stockholders of record on May 10, 2024 will receive a one-time liquidating dividend of $15.10 per share, which dividend is expected to be paid on or around May 17. Thereafter, we intend to transfer any remaining rights to any potential future milestone payments, as described below, from Ipsen Pharmaceuticals or Elevation Oncology to a liquidating trust. Currently, we have no expectation that any future milestone payments will occur. If any future milestone payments were received, they would be distributed to stockholders of record as of May 10, 2024. Following the stockholders’ meeting, we expect to delist from trading on NASDAQ on or around May 15, 2024 and to terminate its registration as a reporting company under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 7, 2024.

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

We do not currently have any auction rate or mortgage-backed securities. We do not believe our cash and cash equivalents and short-term investments have significant risk of default or liquidity, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Dividends and Potential Future Payments

On May 10, 2024, our stockholders approved a Plan of Dissolution whereby we will cease operations and dissolve in accordance with Delaware law. Stockholders of record on May 10, 2024 will receive a one-time liquidating dividend of $15.10 per share, which dividend is expected to be paid on or around May 17. Thereafter, we intend to transfer any remaining rights to any potential future milestone payments, as described below, from Ipsen Pharmaceuticals or Elevation Oncology to a liquidating trust. Currently, we have no expectation that any future milestone payments will occur. If any future milestone payments were received, they would be distributed to stockholders of record as of May 10, 2024. Following the stockholders’ meeting, we expect to delist from trading on NASDAQ on or around May 15, 2024 and to terminate its registration as a reporting company under the Securities Exchange Act of 1934, as amended.

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

MERRIMACK PHARMACEUTICALS, INC.

Date: May 15, 2024	By:	/s/ Gary L. Crocker
Gary L. Crocker
President
(Principal Financial Officer)